Form 10-Q
period 1999-09-30
PLANETRX COM
filed 1999-11-17
CIK 1089979

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from______to______

                       Commission File Number 000-27437

                               PLANETRX.COM, INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                      94-3227733
        (State or other jurisdiction                  (I.R.S. Employer
        of incorporation or organization)             Identification No.)


                       349 Oyster Point Blvd. , Suite 201
                     South San Francisco, California 94080
                    (Address of principal executive offices)


      Registrant's telephone number, including area code: (650) 616-1500
                                                           ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes // No /x /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                       Outstanding at October 31, 1999

Common Stock, $0.0001 par value                        52,083,003

                               PLANETRX.COM, INC.

                               Table of Contents

PART I.      FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements

             Condensed Balance Sheets at September 30, 1999 (unaudited) and
             December 31, 1998

             Condensed Statements of Operations for the Three and Nine Months Ended September 30, 1999 and 1998
             (unaudited)

             Condensed Statements of Cash Flows for the Nine Months
             Ended September 30, 1999 and 1998 (unaudited)

             Notes to Condensed Financial Statements (unaudited)

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures About Market
             Risk

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings

Item 2.      Changes in Securities and Use of Proceeds

Item 3.      Defaults Upon Senior Securities

Item 4.      Submission of Matters to a Vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K

Signatures


PART I
ITEM 1. FINANCIAL STATEMENTS

                              PLANETRX.COM, INC.
                           Condensed Balance Sheets
                   (in thousands, except per share amounts)

                                                                     September 30,                        December 31,
                                                                         1999                                 1998
                                                                    -------------                         -----------
                                                                     (unaudited)                           (audited)
ASSETS
Current assets:
     Cash and cash equivalents                                         $ 44,164                               $   935
     Short-term investments                                               3,928                                     -
     Inventories                                                          2,324                                    18
     Prepaid expenses and other current assets                           23,476                                 1,864
                                                                       --------                               -------
         Total current assets                                            73,892                                 2,817
Property and equipment, net                                               6,800                                 2,809
Intangible assets, net                                                    3,675                                     -
Other assets                                                                188                                    81
                                                                       --------                               -------
                                                                       $ 84,555                               $ 5,707
                                                                       ========                               =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                  $  8,886                               $ 1,600
     Accrued expenses                                                     1,110                                    28
     Deferred revenue                                                         7                                     -
     Borrowings, current                                                      -                                   600
     Capital lease obligations, current                                       4                                     8
     Notes payable, current                                                 165                                     -
                                                                       --------                               -------
         Total current liabilities                                       10,172                                 2,236
Capital lease obligations, long-term                                          -                                     2
Notes payable, long-term                                                  6,835                                     -
                                                                       --------                               -------
                                                                         17,007                                 2,238
                                                                       --------                               -------

Commitments and contingencies

Stockholders' equity:
     Preferred Stock: issuable in series, $0.0001 par value;
         28,000 shares authorized; 24,206 and 11,039 shares
         issued and outstanding, respectively (liquidation
         value of $101,907)                                                   2                                     1
     Common Stock: $0.0001 par value; 42,000 shares
         authorized; 10,178 and 6,592 shares issued and
         outstanding, respectively                                            1                                     -
     Additional paid-in capital                                         144,464                                11,438
     Notes receivable from stockholders                                     (35)                                  (35)
     Deferred stock-based compensation                                  (24,812)                               (3,682)
     Accumulated deficit                                                (52,072)                               (4,253)
                                                                       --------                               -------
          Total stockholders' equity                                     67,548                                 3,469
                                                                       --------                               -------
                                                                       $ 84,555                               $ 5,707
                                                                       ========                               =======

The accompanying notes are an integral part of these condensed financial statements.

                              PLANETRX.COM, INC.
                      Condensed Statements of Operations
              (unaudited, in thousands except per share amounts)

                                                    Three Months Ended                         Nine Months Ended
                                                       September 30,                              September 30,
                                           ----------------------------------           ---------------------------------
                                               1999                  1998                   1999                 1998
                                           -------------          -----------           -------------         -----------
Net revenue:
     e-commerce                              $  2,670                   $   -            $  3,292                   $   -
     Sponsorship                                  411                       -                 606                       -
                                           ----------             -----------           ---------             -----------
                                                3,081                       -               3,898                       -
Cost of net revenue:
     e-commerce                                 2,535                       -               3,229                       -
     Sponsorship                                   65                       -                 100                       -
                                           ----------             -----------           ---------             -----------
                                                2,600                       -               3,329                       -
                                           ----------             -----------           ---------             -----------
Gross profit                                      481                       -                 569                       -
                                           ----------             -----------           ---------             -----------
Operating expenses:
     Marketing and sales                       17,240                     133              26,700                     239
     Product development                        4,006                      53               7,260                      56
     General and administrative                 2,208                      18               4,574                      20
     Amortization of intangible assets            547                       -                 701                       -
     Stock-based compensation                   3,301                       -               7,609                       -
                                           ----------             -----------           ---------             -----------
          Total operating expenses            27,302                      204              46,844                     315
                                           ----------             -----------           ---------             -----------

Operating loss                                (26,821)                   (204)            (46,275)                   (315)
Interest income                                   681                       -               1,080                       -
Interest expense                                 (569)                      -              (1,615)                      -
                                           ----------             -----------           ---------             -----------
Net loss                                     $(26,709)                  $(204)           $(46,810)                  $(315)
                                           ==========             ===========           =========             ===========
Plus effect of antidilution provisions
  of Series B Preferred Stock                       -                       -              (1,009)                      -
                                           ----------             -----------           ---------             -----------
Net loss available to common
  stockholders                               $(26,709)                 $ (204)           $(47,819)                 $ (315)
                                           ==========             ===========           =========             ===========

Basic and diluted net loss per share           $(7.47)                 $(1.39)            $(16.68)                 $(6.43)
                                           ==========             ===========           =========             ===========
Basic and diluted pro forma net
  loss per share                               $(0.97)                 $(0.08)             $(2.14)                 $(0.25)
                                           ==========             ===========           =========             ===========
Weighted average shares used to
  compute basic and diluted net
  loss per share                                3,577                     146               2,867                      49
                                           ==========             ===========           =========             ===========

Weighted average shares used to
  compute pro forma basic and
  diluted net loss per share                   27,613                   2,665              22,303                   1,243
                                           ==========             ===========           =========             ===========

The accompanying notes are an integral part of these condensed financial statements.

                              PLANETRX.COM, INC.
                      Condensed Statements of Cash Flows
                           (unaudited, in thousands)

                                                                              Nine Months Ended
                                                                                September 30,
                                                            -----------------------------------------------------
                                                                     1999                            1998
                                                            ---------------------           ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                           $(46,810)                         $ (315)
      Adjustments to reconcile net loss to net cash
       used in operating activities:
           Depreciation and amortization                                    1,321                              12
           Non-cash interest charges related to
            purchase option and warrant                                     1,359                               -
           Amortization of deferred stock-based
            compensation                                                    6,330                               -
           Amortization of intangible assets                                  701                               -
           Issuance of Preferred Stock and warrant for
            services                                                           77                              50
           Issuance of Common Stock for services                            1,045                               -
           Stock option exercises for services                                 21                               -
           Changes in assets and liabilities:
                Inventories                                                (2,306)                            (10)
                Prepaid expenses and other current assets                 (14,243)                            (10)
                Other assets                                                 (107)                              -
                Accounts payable                                            7,286                              47
                Accrued expenses                                            1,082                             (26)
                Deferred revenue                                                7                               -
                                                                     ------------                      ----------
                  Net cash used in operating activities                   (44,237)                           (252)
                                                                     ------------                      ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases  of property and equipment                                 (5,312)                           (414)
      Purchases of short-term investments                                  (3,928)                              -
                                                                     ------------                      ----------
                  Net cash used in investing activities                    (9,240)                           (414)
                                                                     ------------                      ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of stock for cash, net                        85,273                           5,199
      Proceeds from exercise of purchase option                             3,500                               -
      Proceeds from exercises of Common Stock options                       1,539                               -
      Proceeds from notes payable                                           6,400                               -
      Principal payments on capital lease obligations                          (6)                             (6)
                                                                     ------------                      ----------
                  Net cash provided by financing activities                96,706                           5,193
                                                                     ------------                      ----------
 Increase in cash and cash equivalents                                     43,229                           4,527
 Cash and cash equivalents at beginning of period                             935                              15
                                                                     ------------                      ----------
 Cash and cash equivalents at end of period                              $ 44,164                          $4,542
                                                                     ============                      ==========
 Supplemental cash flow information:
 Cash paid for interest                                                  $    181                          $    -
                                                                     ============                      ==========

 Supplemental non-cash financing activity:
 Issuance of Common Stock for notes receivable from
  stockholders                                                           $      -                          $   35
                                                                     ============                      ==========
 Issuance of Common Stock in exchange for services, a
  prepaid asset in 1998, and reclassified to
  intangible asset in 1999                                               $    614                          $    -
                                                                     ============                      ==========
 Issuance of purchase option and warrant for Series B
  Preferred Stock for financing                                          $  1,842                          $    -
                                                                     ============                      ==========
Effect of antidilution provision of Series B Preferred
  Stock                                                                  $  1,009                          $    -
                                                                     ============                      ==========
 Issuance of Series C Preferred Stock for advertising                    $  7,500                          $    -
                                                                     ============                      ==========
 Issuance of Common Stock in exchange for intangible
  assets                                                                 $  3,762                          $    -
                                                                     ============                      ==========

The accompanying notes are an integral part of these condensed financial statements.

                              PLANETRX.COM, INC.
                    Notes to Condensed Financial Statements
                                  (unaudited)

Note 1--The Company and Basis of Presentation

     PlanetRx.com, Inc. ("PlanetRx" or the "Company") is an online healthcare destination for commerce, content and community. The Company was incorporated in Delaware on March 31, 1995 and was in the development stage through December 31, 1998.

     The accompanying unaudited condensed financial statements reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results to be expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the Company's Registration Statement on Form S-1.

     In June 1998 and 1999, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" and SFAS No. 137, "Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" ("SFAS 133"), respectively. SFAS 133 is effective for all fiscal quarters beginning with the quarter ending June 30, 2000. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will adopt SFAS 133 in its quarter ending June 30, 2000 and does not expect such adoption to have an impact on the Company's results of operations, financial position or cash flows.

Note 2--Short-term investments

     The Company considers all investments with original maturities of less than one year at the respective balance sheet date to be short-term investments. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has categorized its marketable securities as "available-for-sale." At September 30, 1999, amortized cost approximated fair value and unrealized gains and losses were insignificant.

Note 3--Balance Sheet Components (in thousands)

                                                               September 30,        December 31,
                                                                    1999                1998
                                                            ------------------   ----------------
Prepaid expenses and other current assets:
      Prepaid advertising                                              $14,325             $1,250
      Prepaid content                                                    7,325                 --
      Prepaid debt issuance costs                                          497                 --
      Prepaid (intangible assets)                                           --                614
      Other                                                              1,329                 --
                                                            ------------------   ----------------
                                                                       $23,476             $1,864
                                                            ==================   ================

                                                               September 30,        December 31,
                                                                    1999                1998
                                                            ------------------   ----------------
Accrued expenses:
      Compensation and benefits                                         $  680                $28
      Other                                                                430                 --
                                                            ------------------   ----------------
                                                                        $1,110                $28
                                                            ==================   ================

Note 4--Net loss per share

     Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and common equivalents, if dilutive. Common equivalent shares consist of the incremental common shares subject to issuance upon conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants, and the common shares outstanding subject to repurchase. The periods presented below exclude potential common shares as the effect of such shares on a weighted average basis is anti-dilutive.

                              PLANETRX.COM, INC.
                    Notes to Condensed Financial Statements
                                  (unaudited)

     Pro forma net loss per share is computed using the weighted average number of common shares outstanding and the assumed conversion of the Company's Series A, B, C, and D Preferred Stock into shares of the Company's Common Stock at the date of original issuance.

     The following table sets forth the computation of basic and diluted net loss per share and pro forma basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                           Three Months Ended                    Nine Months Ended
                                                              September 30,                        September 30,
                                                   --------------------------------     ---------------------------------

                                                         1999              1998               1999               1998
                                                   -------------     --------------     --------------     --------------
Numerator:
      Net loss                                          $(26,709)           $  (204)          $(46,810)           $  (315)
      Effect of anti-dilution provisions of
         Series B Preferred Stock                             --                 --             (1,009)                --
                                                   -------------     --------------     --------------     --------------
      Net loss available to common stockholders         $(26,709)           $  (204)          $(47,819)           $  (315)
                                                   =============     ==============     ==============     ==============
Denominator:
      Weighted average common shares                      10,030              3,047              9,226              2,883
      Weighted average unvested common shares
         subject to repurchase                            (6,453)            (2,901)            (6,359)            (2,834)
                                                   -------------     --------------     --------------     --------------
      Denominator for basic and diluted
         calculation                                       3,577                146              2,867                 49
                                                   -------------     --------------     --------------     --------------
      Weighted average effect of pro forma
       conversion of preferred stock:
          Series A Preferred Stock                        11,159              2,519             11,093              1,194
          Series B Preferred Stock                         5,911                  -              5,320                  -
          Series C Preferred Stock                         6,833                  -              2,978                  -
          Series D Preferred Stock                           133                  -                 45                  -
                                                   -------------     --------------     --------------     --------------
       Denominator for pro forma basic and
        diluted calculation                               27,613              2,665             22,303              1,243
                                                   =============     ==============     ==============     ==============


Net loss per share:
      Basic and diluted                                 $  (7.47)           $ (1.39)           $(16.68)           $ (6.43)
                                                   =============     ==============     ==============     ==============

      Pro forma basic and diluted                       $  (0.97)           $ (0.08)            $(2.14)           $ (0.25)
                                                   =============     ==============     ==============     ==============

Note 5--Non-cash financing activity

Common Stock for services and intangible assets

     During 1998, the Company issued 198,000 shares of Common Stock to an employee of the Company for services rendered in connection with the acquisition and transfer of certain domain names. The Company recorded the estimated fair value of the stock of $614,000 as a prepaid asset, and reclassified such amount to intangible assets upon the transfer of such rights in January 1999. The fair value of the stock will be amortized over the estimated useful life, which is deemed to be two years.

     During 1999, the Company issued 342,000 shares of Common Stock to a company affiliated with an employee of the Company for additional domain names. The Company recorded the estimated fair value of the stock of $3.8 million as an intangible asset. The fair value of the stock will be amortized over the estimated useful life, which is deemed to be two years.

Series B Preferred Stock purchase option and warrant for financing

     In January 1999, the Company issued a purchase option for up to 700,000 shares of Series B Preferred Stock at $5.00 per share in conjunction with the $7.0 million line of credit. The Company recorded prepaid debt issuance costs of $1.8 million using the Black-Scholes pricing model and recognizes non-cash interest expense over the term of the agreement. In August 1999, the purchase option was exercised and approximately 732,000 shares of Series B Preferred Stock were issued.

Effect of antidilution provision of Series B Preferred Stock

     In June 1999, upon the change of the conversion ratio of Series B, the Company recorded $1.0 million associated with the then outstanding Series B stock, warrants and purchase option. The change of the conversion ratio was valued using the difference of the fair value of the Preferred Stock in January and June of 1999, and a calculation of potential incremental Common Shares of approximately 274,000.

Series C Preferred Stock for advertising

     In June 1999, in conjunction with the sale of Series C Preferred Stock, the Company issued approximately 1,714,000 shares of Series C Preferred Stock to a third-party for $7.5 million in cash and $7.5 million for future advertising services. The services may be utilized within a two-year period. The Company originally recorded the value of the future services as prepaid advertising. The Company recognizes advertising expense during the period in which the services are provided based upon the rate card value of such services.

Note 6--Subsequent Events

Initial Public Offering

     In October 1999, PlanetRx.com completed its initial public offering of 6.9 million shares (including the exercise of the underwriters' overallotment option) at a price of $16.00 per share. The Company received net cash proceeds of approximately $101.0 million, after underwriting discounts and offering costs.

Express Scripts

     In connection with the completion of the Company's initial public offering, the Company closed a series of agreements with Express Scripts, Inc. and its wholly owned subsidiary, YourPharmacy.com, Inc. The Company issued 10,369,990 shares of its Common Stock, valued at approximately $168.0 million to Express Scripts, in exchange for selected assets and liabilities of YourPharmacy.com. The total preliminary purchase price of approximately $194.7 million also consisted of the estimated fair value of 1,810,019 options to purchase

                              PLANETRX.COM, INC.
                    Notes to Condensed Financial Statements
                                  (unaudited)

the Company's Common Stock issued in exchange for outstanding YourPharmacy.com options, as well as direct acquisition costs. The preliminary allocation of the purchase price resulted in a preliminary excess purchase consideration over tangible net liabilities of approximately $195.0 million, which has been allocated primarily to goodwill with an estimated useful life of 5 years. The Company expects to amortize approximately $10.0 million of the remainder in 1999, $39.0 million in 2000, 2001, 2002 and 2003, and $29.0 million in 2004.

     The Company is also obligated to pay five annual payments of $14.7 million to Express Scripts for promotion of the Company's website. The Company may be obligated to pay additional incremental amounts based on Express Scripts' member activity on the PlanetRx.com website.

     The following table illustrates the components of net revenues and net loss attributable to PlanetRx.com and Your.Pharmacy.com for the periods presented, as if the purchase had occurred at the beginning of the period.

                                Three Months                             Nine Months
                                    Ended                                   Ended
                                September 30,                           September 30,
                        -----------------------------         -------------------------------
                            1999             1998                 1999               1998
                        ------------    -------------         -----------       -------------
Net revenue:
PlanetRx.com                $  3,081            $   -            $  3,898               $   -
YourPharmacy.com                 183                -                 258                   -
                        ------------    -------------         -----------       -------------
                            $  3,264            $   -            $  4,156               $   -
                        ============    =============         ===========       =============

Net loss available to
 common stockholders:
PlanetRx.com                $(26,709)           $(204)           $(47,819)              $(315)
YourPharmacy.com              (3,312)               -              (5,636)                  -
                        ------------    -------------         -----------       -------------
                            $(30,021)           $(204)           $(53,455)              $(315)
                        ============    =============         ===========       =============

Stock and stock option grants

     In October 1999, the Company granted incentive stock options to an employee to purchase 750,000 shares of Common Stock at an exercise price of $9.00 and 250,000 shares of Common Stock at an exercise price of $16.00. In connection with the stock option grants with an exercise price of $9.00, the Company recorded unearned compensation of approximately $5,250,000 which is being amortized over the four-year vesting period of the related options.

     In October 1999, the Company issued 25,000 shares of Common Stock to an employee and recorded $400,000 in stock-based compensation expense.

     In connection with the stock option and stock grants, the Company entered into a full-recourse note receivable with an employee for $700,000 bearing interest at 8.25% per annum payable over three years. Repayment of a portion of the note may be due upon the employee's sale of any Company Common Stock, subject to the Company's discretion. Such repayment will not exceed 50% of the net gain earned on the stock sold.

ITEM 2. Mangement's Discussion and Analysis of Financial Condition and Results of Operations


This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating the Company's business, prospective investors should carefully consider the information set forth below under the caption "Additional Factors That May Affect Future Results" in addition to the other information set forth herein. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

Overview

     PlanetRx.com is a leading online healthcare destination for commerce, content and community. Our e-commerce website, www.PlanetRx.com, which we launched on March 18, 1999, provides a convenient, private and informative shopping experience for health and personal care products. We offer products in six categories: prescription drugs; non-prescription drugs; personal care; beauty and spa; vitamins, herbs and nutrition; and medical supplies. Our eCenters, located within the PlanetRx.com website, incorporate content that addresses a variety of health-related topics. In addition, we own and operate a network of websites targeting specific healthcare conditions by providing relevant content and a destination for online communities. These condition-specific websites, which include diabetes.com, depression.com, obesity.com, and alzheimers.com, are linked to the PlanetRx.com website.


Results of Operations

     Because we launched our website on March 18, 1999 and have a short operating history, we believe that period-to-period comparisons prior to 1999 are less meaningful than an analysis of recent quarterly operating results. Accordingly, we are providing a discussion and analysis of our results of operations that compares the quarter ended September 30, 1999 to the quarter ended June 30, 1999.

      The following table sets forth unaudited quarterly statement of operations data for the three quarters ended September 30, 1999. This unaudited quarterly information has been derived from our unaudited financial statements and reflects all adjustments, which in the opinion of management, are necessary for the fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results to be expected for the full fiscal year or any future period.

                              PlanetRx.com, Inc.
                   Unaudited Quarterly Results Of Operations
                                (in thousands)

                                                                Quarter Ended
                                          -------------------------------------------------------
                                           September 30,          June 30,              March 31,
                                               1999                 1999                  1999
                                          -------------------------------------------------------
Net revenue:
     e-commerce                              $  2,670             $    595               $    27
     Sponsorship                                  411                  160                    35
                                             --------             --------               -------
                                                3,081                  755                    62
                                             --------             --------               -------
Cost of net revenue:
     e-commerce                                 2,535                  654                    40
     Sponsorship                                   65                   18                    17
                                             --------             --------               -------
                                                2,600                  672                    57
                                             --------             --------               -------
Gross profit                                      481                   83                     5
                                             --------             --------               -------
Operating expenses:
     Marketing and sales                       17,240                7,021                 2,439
     Product development                        4,006                1,843                 1,411
     General and administrative                 2,208                1,443                   923
     Amortization of intangible assets            547                   77                    77
     Stock-based compensation                   3,301                3,100                 1,208
                                             --------             --------               -------
         Total operating expenses              27,302               13,484                 6,058
                                             --------             --------               -------
Operating loss                                (26,821)             (13,401)               (6,053)
Interest income (expense), net                    112                 (272)                 (375)
                                             --------             --------               -------
Net loss                                     $(26,709)            $(13,673)              $(6,428)
                                             ========             ========               =======

Net Revenue

     Net revenue for the three months ended September 30, 1999 was approximately $3.1 million, a 308% increase over second quarter revenues of $755,000. E-commerce revenues increased to $2.7 million for the quarter, a 349% increase from the $595,000 in the second quarter. Sponsorship revenues increased by 157%, reaching $411,000 in the third quarter as compared to $160,000 in the second quarter.

Cost of Net Revenue

     Our cost of net revenue for the three months ended September 30, 1999 was approximately $2.6 million. Our gross margin for the three months ended September 30, 1999 was approximately 16%, as compared to 11% for the second
quarter.   Gross margins on e-commerce rose to 5% in the third quarter, as
compared to a negative margin of 10% in the second quarter.   We expect that our
e-commerce margins will fluctuate in the future as we continue with our customer acquisition programs. Our Sponsorship margin declined to 84% in the third quarter from the 89% achieved in the second quarter, primarily due to increased third party fees.

Operating Expenses

     Marketing and Sales. Marketing and sales expenses increased to approximately $17.2 million during the three months ended September 30, 1999 from approximately $7.0 million in the second quarter of 1999. This increase is due primarily to costs relating to marketing and promotional campaigns as well as costs related to order processing and growth in headcount. We expect that as our e-commerce revenue increases and as we continue to focus on aggressively marketing the PlanetRx.com brand, our marketing and sales expenses will increase both in absolute dollars and as a percentage of net revenue.

     Product Development. Product development expenses increased to approximately $4.0 million during the three months ended September 30, 1999 from approximately $1.8 million during the three months ended June 30, 1999. This increase is related to the expansion of our websites and system development and related increased headcount. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect product development expenses to increase in absolute dollars.

     General and Administrative. General and administrative expenses increased to approximately $2.2 million during the three months ended September 30, 1999 from $1.4 million during the three months ended June 30, 1999. This increase is primarily related to increases in headcount and an increase in professional service fees. We expect general and administrative expenses to increase in absolute dollars as we expand our staff and incur additional costs related to the anticipated growth of our business.

     Amortization of Intangible Assets. Amortization of intangible assets increased to $547,000 in third quarter of 1999 from $77,000 in the second quarter. This increase is attributable to the amortization of additional domain names we acquired, for which we issued 342,000 shares of common stock to a company affiliated with an employee. At the end of the second quarter of 1999, we recorded the estimated fair value of the stock of $3.8 million as an intangible asset. The fair value of the intangible assets is amortized over their estimated useful lives, which is deemed to be two years.

     Stock-Based Compensation. We recorded total deferred stock-based compensation of approximately $10.8 million for the three months ended September 30, 1999, primarily in connection with stock options granted during the period. Our resulting amortization of deferred stock-based compensation totaled approximately $3.3 million, as compared to $3.1 million in the prior quarter. Our deferred compensation of approximately $24.8 million will be amortized through 2004.

     Interest Income and Expense. Interest income consists of earnings on our cash, cash equivalents, and marketable securities and interest expense consists of interest associated with our notes payable, borrowings, and capital lease obligations. As of September 30, 1999 the balance outstanding under our notes payable was approximately $7.0 million. We had no substantial interest bearing assets or liabilities during the three months ended September 30, 1998.

     Interest expense also includes the non-cash amortization of prepaid debt issuance costs associated with a warrant and purchase option issued during 1999 in connection with one of our financing arrangements. The warrant and purchase option provided for the purchase of up to 716,000 shares of our series B preferred stock for approximately $5.00 per share. During 1999, we recorded approximately $1.8 million as the fair value of the warrant and purchase option and recognized non-cash interest expense of approximately $0.5 million for the three months ended September 30, 1999. The remaining debt issuance costs will be amortized over the term of the arrangement.

Liquidity and Capital Resources

     Prior to our initial public offering, which closed in October 1999, we financed our operations primarily through private sales of convertible preferred stock and common stock. During the three months ended September 30, 1999 we issued $7.5 million in Series D Preferred Stock, received additional cash under our note payable arrangement totaling approximately $5.4 million, and received $3.5 million in connection with the exercise of the Series B purchase option.

   Net cash used in operating activities was approximately $44.2 million during the nine months ended September 30, 1999, primarily a result of quarterly net losses as well as increases in prepaid expenses and inventories, partially offset by increases in accounts payable, accrued expenses, and non-cash charges for depreciation and amortization.

   Net cash used in investing activities was approximately $9.2 million during the nine months ended September 30, 1999, primarily consisting of the acquisition of equipment and systems, including computer equipment and fixtures and furniture. Cash used in investing activities during the nine months ended September 30, 1999 also included the purchases of short-term investments.

   Net cash provided by financing activities was approximately $96.7 million during the nine months ended September 30, 1999, primarily consisting of net proceeds of approximately $85.3 million from the issuance of preferred and common stock.

   As of September 30, 1999, we had approximately $48.0 million of cash, cash equivalents, and short-term investments. As of that date, our principal commitments consisted of obligations outstanding under operating leases, a note payable, and marketing and advertising agreements. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

   As of September 30, 1999, our principal commitments consisted of obligations outstanding under operating leases and marketing agreements with certain Web portals aggregating approximately $35.6 million through 2005.

   We currently anticipate that the net proceeds of our initial public offering of approximately $101.0 million, received in October 1999, together with our previously available funds at September 30, 1999, will be sufficient to meet our anticipated needs for working capital and capital expenditures through at least the next twelve months. We may need to raise additional funds prior to the expiration of such period. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

YEAR 2000

   Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the year 2000. We use software, computer technology and other services internally developed and provided by third-party vendors that may fail due to the year 2000 phenomenon. For example, we are dependent on the financial institutions involved in processing our customers' credit card payments and a third party that hosts our servers. We are also dependent on telecommunications vendors to maintain our network and the United States Postal Service and other third-party carriers to deliver orders to customers.

   We are in the process of reviewing the year 2000 compliance of our internally developed proprietary software. This review has included testing to determine how our systems will function at and beyond the year 2000. We expect to continue these tests through the end of 1999. Since inception, we have internally developed substantially all of the systems for the operation of our websites. These systems include the software used to provide our websites' search, customer interaction, and transaction-processing and distribution functions, as well as monitoring and back-up capabilities. Based upon our assessment to date, we believe that our internally developed proprietary software is year 2000 compliant.

   We are currently assessing the year 2000 readiness of our third-party supplied software, computer technology and other services, which include software for use in our accounting, database, and security systems. The failure of such software or systems to be year 2000 compliant could have a material negative impact on our corporate accounting functions and the operation of our websites. As part of the assessment of the year 2000 compliance of these systems, we have sought assurances from these vendors that their software, computer technology and other services are year 2000 compliant. We are continuing to solicit responses to our requests, and we expect that we will complete this assessment prior to December 31, 1999. Each of these vendors supplies us with software that is significant to our overall operations. Despite the responses we have received from these vendors, we cannot assure you that the software they provide us will not experience year 2000 problems and cause significant disruptions to our operations. Based upon the results of this assessment, we will develop and implement, if necessary, a remediation plan with respect to third-party software, third-party vendors and computer technology and services that may fail to be year 2000 compliant, including replacing any third-party software and vendors that we believe to not be year 2000 compliant. We expect to complete any required remediation prior to December 31, 1999. Costs incurred to date in connection with year 2000 compliance issues have been immaterial, and, at this time, the expenses associated with this assessment and potential remediation plan that may be incurred in the future cannot be determined. Therefore, we have not developed a budget for these expenses. The failure of our software and computer systems and of our third-party suppliers, carriers and other service providers to be year 2000 complaint would have a material adverse effect on us.

   The year 2000 readiness of the general infrastructure necessary to support our operations is difficult to assess. For instance, we depend on the integrity and stability of the Internet to provide our services. We also depend on the year 2000 compliance of the computer systems and financial services used by consumers. Thus, the infrastructure necessary to support our operations consists of a network of computers and telecommunications systems located throughout the world and operated by numerous unrelated entities and individuals, none of which has the ability to control or manage the potential year 2000 issues that may impact the entire infrastructure. Our ability to assess the reliability of this infrastructure is limited and relies solely on generally available news reports, surveys and comparable industry data. Based on these sources, we believe most entities and individuals that rely significantly on the Internet are carefully reviewing and attempting to remediate issues relating to year 2000 compliance, but it is not possible to predict whether these efforts will be successful in reducing or eliminating the potential negative impact of year 2000 issues. A significant disruption in the ability of consumers to reliably access the Internet or portions of it or to use their credit cards would have an adverse effect on demand for our services and would have a material adverse effect on us.

   At this time, we have not yet developed a contingency plan to address situations that may result if we or our suppliers, carriers and other service providers are unable to achieve year 2000 compliance because we currently do not believe that such a plan is necessary. The cost of developing and implementing such a plan, if necessary, could be material. Any failure of our systems, our vendors' systems or the Internet to be year 2000 compliant could have material adverse consequences for us. These consequences could include difficulties in operating our websites effectively, taking product orders, making product deliveries or conducting other fundamental parts of our business, such as our internal accounting, database and security systems.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998 and 1999, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" and SFAS No. 137, "Accounting for Derivatives and Hedging Activities-Deferral of the Effective Date of SFAS No. 133" ("SFAS 133"), respectively. SFAS 133 is effective for all fiscal quarters beginning with the quarter ending June 30, 2000. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will adopt SFAS 133 in its quarter ending June 30, 2000 and does not expect such adoption to have an impact on the Company's results of operations, financial position or cash flows.

ADDITIONAL FACTORS THAT MAY EFFECT FUTURE RESULTS

     In addition to the factors discussed in the "Overview" and "Liquidity and Capital Resources" sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our Final Prospectus dated October 6, 1999, as filed with SEC, the following additional factors may affect our future results.

Our limited operating history makes forecasting future results difficult

   We were incorporated on March 31, 1995 and only began substantial operations in September 1998. Our PlanetRx.com website was launched on March 18, 1999. As a result of our limited operating history, it is difficult to accurately forecast our revenues and we have limited meaningful historical financial data upon which to base planned operating expenses. We base our current and future expense levels on our operating plans and estimates of future revenues and our expenses are to a large extent fixed. Our revenues and operating results are difficult for us to forecast because we operate with substantially no backlog. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected.

We have a history of losses and we anticipate future losses and negative cash flow

   Since our inception, we have incurred significant losses and negative cash flow, and we expect operating losses and negative cash flow to continue for the foreseeable future. We incurred net losses of $7,000 for the year ended 1996, $137,000 for the year ended 1997, $4.1 million for the year ended 1998 and $47.8 million for the nine-month period ended September 30, 1999. As of September 30, 1999, we had an accumulated deficit of $52.1 million. We anticipate that our losses will increase significantly from current levels because we expect to incur additional costs and expenses related to:

   . the development of the PlanetRx.com brand, marketing, and other promotional activities;

   . the expansion of our inventory management and distribution operations at our facilities in Memphis, Tennessee or in new facilities established elsewhere;

   . the continued development of the PlanetRx.com website, our computer network, and the systems that we use to process customers' orders and payments;

   . the expansion of our product offerings and the categories of the products that we offer;

   . the continued development of relevant, healthcare-related content on the PlanetRx.com website;

   . the development of marketing and distribution relationships with strategic business partners;

   . increases in our general and administrative functions to support our growing operations; and

   . the establishment and development of relationships in the healthcare industry, particularly in the areas of reimbursement and managed care with insurance companies and pharmacy benefit management companies.

   Our ability to become profitable depends on our ability to generate and sustain substantially higher revenues while maintaining reasonable expense levels. If we do achieve profitability, we cannot be certain that we would be able to sustain or increase profitability on a quarterly or annual basis in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Online sales of prescription drugs, non-prescription drugs, personal care products and medical supplies may not achieve market acceptance, which could result in slower revenue growth, loss of revenues, and increased operating losses

   If we do not attract and retain a high volume of online customers to our website at a reasonable cost, our business and operating results will be adversely affected. The online market for our products is in its infancy. We may not be able to convert a large number of consumers from traditional shopping methods to online shopping for prescription drugs, non-prescription drugs, personal care products, and medical supplies. Specific factors that could prevent widespread consumer acceptance of the online sales of our products, include:

   .  shipping charges and delivery times associated with online purchases;

   . delays and other inefficiencies associated with processing orders for prescription products covered by insurance;

   .  lack of reimbursement of customer prescriptions by some healthcare payors;

   . inability to serve the acute care needs of customers, including emergency prescription drugs and other urgently needed products;

   .  pricing that does not meet customer expectations;

   . customer concerns about the security of online transactions and the privacy of their personal health information;

   . product damage from shipping or shipments of wrong or expired products from our suppliers, resulting in a failure to establish customers' trust in buying our products online;

   .  delays in responses to customer inquiries; and

   .  difficulties in returning or exchanging products.


If we fail to establish the PlanetRx.com brand or attract repeat customers, we may not be able to increase our revenues

   We believe that we must continue to strengthen the PlanetRx.com brand, particularly because of the early stage and competitive nature of the online market for our products. If we fail to establish our brand quickly, we will be at a competitive disadvantage and may lose the opportunity to build a critical mass of customers. The development of our brand will depend largely on the success of our marketing efforts and our ability to provide consistent, high quality customer experiences. We cannot be certain that our brand promotion activities will be successful, or will result in increased revenues. If we achieve increased revenues, there can be no assurance that these revenues will be sufficient to offset the expenditures incurred in building our brand.

   In addition, due to our limited operating history, we have not established a material amount of repeat business from regular customers. While our websites are designed to encourage repeat business, we do not yet have sufficient historical data on how successful this strategy will be. Therefore, it is difficult to forecast what our revenues from repeat customers will be or our overall revenue trends.


We expect our quarterly financial results to fluctuate

   We expect our revenues and operating results to vary significantly from quarter to quarter due to a number of factors, including:

   . our ability to attract visitors to the PlanetRx.com website and to convert those visitors into customers;

   . our ability to satisfy customer demand, retain existing customers, and attract new customers at a reasonable cost;

   .  the frequency and size of any repeat customer orders;

   .  the nature and amount of publicity for us or our competitors;

   .  changes in the growth rate of Internet usage and online purchasing;

   .  the mix of products sold by us;

   .  our ability to maintain adequate inventory levels;

   . changes in our pricing policies or the pricing policies of our online and traditional competitors;

   . purchasing patterns, including holiday purchasing patterns, and the purchasing of seasonal products such as sunscreen and allergy medications; and

   .  costs related to potential acquisitions of technologies or businesses.

   We currently expect that a majority of our revenues for the foreseeable future will come from orders of prescription drugs, non-prescription drugs, personal care products, and medical supplies on our PlanetRx.com website as well as from sponsors on our satellite websites. The volume and timing of orders are difficult to predict because the online market for these products is in its infancy. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, a delay in generating or recognizing revenue for any reason could cause significant variations in our operating results from quarter to quarter and could result in greater than expected operating losses.

   Because our operating results fluctuate and are difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. In some future quarter, our operating results may fall below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.


We may be unable to significantly expand our customer base because of limited insurance reimbursement coverage for prescription drugs that we sell

   We currently have limited access to insurance reimbursement coverage for our prescription products. The majority of purchases in the prescription drug market are paid for by third-party payors. Additionally, the inclusion of prescription drugs in Medicare coverage, as is being considered in legislation before the U.S. Congress, could harm our business. If Medicare is expanded to provide government reimbursement for any prescription drugs that we sell, and we are not allowed to participate as a provider under Medicare, we could lose these sales. A disproportionate dependence on purchases of prescriptions without reimbursement may limit our penetration of the prescription drug market, and may thus have an adverse impact on our business.


Our relationship with Express Scripts, Inc. is complex and requires significant cash payments for which we may receive no benefit

   In August 1999, we entered into a series of agreements with Express Scripts, Inc. and its wholly owned subsidiary, YourPharmacy.com. These agreements involve many aspects of our business, including the sale of equity securities, the operation of our respective websites, significant cash payments to Express Scripts, and the inclusion of us as an authorized pharmacy in the Express Scripts network. These arrangements are complex and will require significant efforts to operate successfully. As a result, there are many risks related to these arrangements, including some that we may not have foreseen.

   In particular, we have committed to pay Express Scripts a minimum of $14,650,000 annually for five years, with a potential five-year extension, plus an incremental fee based on Express Scripts members' activity on our website. Express Scripts has committed to actively promote us as Express Scripts' online pharmacy; however, we do not control the choice of ads and the advertising may not result in additional customers. If we are not successful in converting a significant number of Express Scripts members into customers, we may not receive any benefit from our cash payments to Express Scripts and our revenues will be harmed.

   Additionally, while our relationship with Express Scripts significantly broadens our ability to provide prescription medication to consumers with insurance reimbursement plans, it may not allow all of our potential customers to purchase these medications from us and receive insurance reimbursement.

   Due to Express Scripts' 19.9% ownership of our common stock post-offering, it will be able to influence all matters requiring approval by our stockholders, including the approval of mergers or other business combinations.

If we are not able to maintain existing contracts or obtain additional contracts with insurance companies and pharmacy benefit managers, our customers may not be able to obtain reimbursement for purchases of prescription products, which would impair our ability to expand our customer base

   To obtain reimbursement on behalf of our customers for the prescription products that they purchase on our website, we need to obtain contracts with numerous insurance companies and pharmacy benefit managers. Although we currently have contracts with a limited number of insurance companies and pharmacy benefit managers, most of these contracts are short-term and may be terminated with less than 30 days' prior notice. Additionally, we do not currently have contracts with the two largest pharmacy benefit managers, which represent a significant portion of the reimbursed payments for prescription drugs.

   Our ability to obtain additional contracts with other insurance companies and pharmacy benefit managers, or retain our existing contracts for an extended period of time, is uncertain. Many of these companies are in the early stages of evaluating the impact of the Internet and online pharmacies on their businesses. Many of these companies may delay their decisions to contract with online pharmacies or may decide to develop their own Internet capabilities that may compete with us. In addition, many insurance companies have existing contracts with chain drugstores and pharmacy benefit managers that have announced their intentions to establish online pharmacies.

   In addition, it is likely that some insurance companies and pharmacy benefit managers will contract with only one or a limited number of online pharmacies. If our online competitors obtain these contracts and we do not, we would be at a competitive disadvantage.

   Even if we are successful in gaining widespread access to insurance reimbursement, each insurance application must be processed individually, which will raise the costs of processing prescription orders and may delay our order processing time, which may be harmful to our business. In addition, if customers do not initially embrace our online insurance coverage procedure, we may remain dependent on that portion of the market that is willing to pay cash for their prescriptions.


We may not be able to compete successfully against current and future competitors

   We do business in a market that is highly competitive, and we expect competition to intensify in the future. Increased competition is likely to result in price reductions, reduced gross margins, and loss of market share, any of which could harm our net revenue and results of operations. We currently or potentially compete with a variety of companies, many of which have significantly greater financial, technical, marketing and other resources. Our competitors include:

   . various online stores that sell prescription drugs as well as over-the-counter drug and health, wellness, beauty and personal care items;

   .  chain drugstores;

   .  independent drugstores and pharmacies;

   .  mass-market retailers;

   .  warehouse clubs; and

   .  pharmacy benefit managers that sell prescription drugs directly.

   Most traditional drugstores have operated for a longer period of time, have greater financial resources, have established marketing relationships with leading manufacturers and advertisers and have secured greater presence in distribution channels. Some of these companies may also commence or expand their presence on the Internet. We also compete with hospitals, HMOs and mail order prescription drug providers, all of whom are or may begin offering products and services, as well as healthcare-related information similar to our content, over the Internet. Finally, we are aware of numerous other smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete directly with those offered at PlanetRx.com.

   We may face a significant competitive challenge from alliances entered into by our competitors. For instance, one of our direct online competitors, drugstore.com, has recently entered into a relationship that gives them access to a major pharmacy benefit manager. Our competitors may continue to gain access to major pharmacy benefit managers, major HMOs or chain drugstores. The combined resources of these partnerships could pose a significant competitive challenge to PlanetRx.com and could prevent these pharmacy benefit managers, HMOs or chain drugstores from also entering into relationships with us and could limit our ability to penetrate the prescription drug market.

   We believe the principal factors on which we will compete include:

   .  recognition of the PlanetRx.com brand;

   .  product selection;

   .  personalized services;

   .  convenience and ease of use;

   .  price;

   .  accessibility;

   .  customer service;

   .  quality of interactive tools;

   .  quality of content; and

   .  reliability and speed of fulfillment for products ordered.

   We will have no control over how successful our competitors are in addressing these factors. In addition, our online competitors can duplicate many of the products or services and much of the content that we offer, with little difficulty.


Our gross margins may be affected by downward price pressure on pharmaceutical drugs

   Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. While we may be successful in gaining widespread access to insurance reimbursement, the efforts of third-party payors to contain costs will place downward pressures on gross margins from sales of prescription drugs. We cannot be certain that our products or services will be considered cost effective or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize adequate profit margins on prescription drugs. Our failure to realize adequate profit margins on prescription drugs would harm our business.


We depend on a limited number of suppliers and third-party carriers; if they do not perform, we will not be able to effectively ship orders

   To generate the significant customer traffic, volume of purchases, and repeat purchases that we believe are crucial to obtaining sufficient revenues, we must develop and maintain customer trust in the timing and accuracy of our product deliveries. We purchase a substantial majority of our prescription and over-the-counter products from one vendor, McKesson. We have a multi-year agreement with McKesson that requires us to purchase 80% of our prescription drugs, non-prescription drugs, home healthcare products, sundries, and health and beauty aids from McKesson. However, if McKesson were unwilling or unable to supply products to us in sufficient quantities and in a timely manner, we may not be able to secure alternative suppliers on acceptable terms in a timely manner, or at all. Although our agreement with McKesson has a multi-year term, it can be terminated by us or by McKesson upon 60 days notice.

   In addition to McKesson, we use other suppliers, particularly with respect to our other product categories. These suppliers may not continue to sell products to us on existing terms and we may not be able to establish new or extend current fulfillment terms on a timely or acceptable basis or at all. Negotiating and implementing relationships with additional vendors or distributors may take substantial time and resources. If we cannot develop and maintain relationships with vendors that allow us to obtain sufficient quantities of products on acceptable commercial terms, our business may be harmed.

   We also rely on third-party carriers for product shipments, including shipments to and from our distribution facilities. We are therefore subject to the risks, including employee strikes and inclement weather, associated with our carriers' ability to provide delivery services to meet our fulfillment and shipping needs. Failure to deliver products to our customers in a timely and accurate manner would harm our reputation and our business and results of operations.


If we fail to provide updated healthcare content and other features that consumers demand, we will not be able to attract or retain customers, which would result in slower revenue growth

   If we fail to update and improve our healthcare content and interactive tools in a timely and efficient manner, we may not be able to attract or retain customers. We must continue to provide professionally created healthcare content, interactive tools and other features that consumers demand. This will require the expenditure of significant funds and demand a material amount of time of senior management. In addition, we must also anticipate and respond quickly to consumer preferences and demands regarding healthcare information.


Pharmacy or prescription processing errors could produce liability and significant negative publicity

   Mistakes relating to the dispensation of prescription drugs could produce liability and negative publicity that would be adverse to our business. Pharmacies occasionally make mistakes relating to prescriptions, dosage and other aspects of the medication dispensing process. We expect that sales of pharmaceutical products will account for a significant percentage of our revenues. Because we distribute these products directly to the customer, we are the most visible participant in the medication distribution chain. While we do carry product liability insurance, it may be insufficient to cover potential claims.


If a regulatory body alleges that we have engaged in the practice of medicine, we may be subject to significant liabilities

   The practice of medicine requires licensing under applicable state law. It is not our intent to practice medicine and we have structured our websites and our business to avoid violation of state licensing requirements. However, a state regulatory authority could at some time allege that some portion of our business violates these statutes. An allegation that we practice medicine could result in significant liabilities. Further, any liability based on a determination that we engaged in the unlawful practice of medicine may be excluded from coverage under the terms of our general liability insurance policy.


Information provided by our pharmacists or on our PlanetRx.com website or satellite websites may result in liability or negative publicity

   In the event that our websites or our pharmacists provide erroneous or misleading information to our customers, we may be subject to liability or negative publicity that could have an adverse impact on our business. Our pharmacists are required by law to offer counseling to our customers about medication, dosage, delivery systems, common side effects and other information deemed to be significant by the pharmacists. Our pharmacists may have a duty to warn customers regarding any potential adverse effects of a prescription drug if the warning could reduce or negate these effects. This counseling is in part accomplished through e-mail, our toll-free telephone service and inserts included with the prescription, which may increase the risk of miscommunication because the customer is not personally present or may not have provided all relevant information to the pharmacist. In addition, information we provide through our Ask the Pharmacist service on our websites may subject us to liability to the extent that it contains any inaccuracies.

   We also post product and health-related information on our PlanetRx.com website and related satellite websites. Moreover, because visitors to our satellite sites post content unedited by us, this content could give rise to liability for us. This creates the potential for claims to be made against us for negligence, personal injury, wrongful death, product liability, malpractice, invasion of privacy or other legal theories based on our product or service offerings. To the extent that our content is perceived as promoting one product over another, our reputation could be harmed. Because online pharmacies are in an early stage of development, the amount of negative publicity that we or the online pharmacy industry receive could be disproportionate in relation to the negative publicity received by traditional pharmacies.

   Although we carry general liability, product liability and professional liability insurance, our insurance may not cover potential claims of this type or may not be adequate to protect us from all liability that may be imposed. In addition, we could face severe negative publicity if we are sued on these or other grounds, which could hurt the PlanetRx.com brand and prevent us from attracting and retaining customers. We cannot be certain that we will be able to maintain general liability, product liability and professional liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities.


We may be unable to accommodate increased consumer traffic on our website, which would limit our ability to increase sales

   If we fail to accommodate increased traffic on our website, our business may be seriously harmed. Our commerce revenues depend on the number of customers who use our website to purchase products. We depend on the satisfactory performance, reliability and availability of our websites, transaction processing systems, network infrastructure, customer support center, distribution and shipping systems.

   We will be required to add additional software and hardware and further develop and upgrade our existing technology, transaction-processing systems, network infrastructure and distribution facilities to accommodate increased traffic on our websites and increased sales volume. Our inability to scale our systems may cause unanticipated system disruptions, slower response times, degradation in levels of customer service or impaired quality and speed of order fulfillment. We may be unable to effectively upgrade and expand our transaction-processing systems to accommodate increases in the use of our websites.


We may suffer systems failures on our websites which could result in negative publicity and reduce the volume of products sold

   From time to time, we have experienced temporary system interruptions in connection with dramatically increased traffic on our website in response to promotional activities. Although these interruptions have not significantly harmed our operations, any system failure that results in the unavailability of our websites or reduced order fulfillment performance could result in negative publicity and reduce the volume of products sold, which would negatively affect our business. The satisfactory performance, reliability and availability of our websites, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers and to maintain adequate customer service levels.

   In addition, because we outsource some aspects of our system, the cause of system interruptions may be outside of our control, and therefore we may not be able to correct any problem in a timely manner or at all. For example, we rely substantially on Exodus Communications to maintain our servers, and Cybercash to handle many of the elements of our transaction processing.


Our growth and changing operations have placed a significant burden on our management system and resources, and any inability to manage this growth could result in higher operating costs and lower gross margins

   We have expanded our operations rapidly since our inception and the launch of our PlanetRx.com website in March 1999. The number of our employees increased to 357 as of September 30, 1999. Additionally, many of our senior management have joined us within the last twelve months. We intend to hire additional personnel in order to pursue existing and potential market opportunities. Our growth has placed, and our anticipated future operations will continue to place, a significant strain on our management systems and resources, which could result in slower revenue growth, increased operating costs and lower gross margins. Our ability to successfully offer products and services and implement our business strategy in a rapidly evolving market requires an effective planning and management process. We also expect that we will need to continue to improve our transaction-processing, operational, financial and managerial controls and reporting systems and procedures as we grow.

   Many of our senior management have no prior management experience at public companies, and many of our executive officers have no prior management experience in the healthcare industry. We cannot be certain that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that our management will be able to successfully identify, manage and exploit existing and potential market opportunities.


If we are unable to attract and train adequate numbers of customer service personnel, we may not be able to provide sufficient customer service

   Our business depends in part on our ability to maintain a superior level customer service. If we are unable to attract and train adequate numbers of customer service personnel, our efforts to establish our brand may be harmed and our business results may be impaired. We will need to commit significant additional financial resources to attract and train customer service personnel in order to provide our customers with high quality customer service.


We may be unable to expand the breadth and depth of our product offerings in a cost-effective and timely manner

   It is important to our future success to expand the breadth and depth of our product offerings. For example, we recently introduced the sale of branded cosmetics and salon hair care products on our PlanetRx.com website. Expansion of our product categories and product offerings in this manner will require significant additional expenditures and could strain our management, financial and operational resources. For example, we may need to incur significant marketing expenses, develop relationships with new suppliers or manufacturers, or comply with new regulations. We cannot be certain that we will be able to expand our product categories or offerings in a cost-effective or timely manner, or that we will be able to offer every product in demand by our customers. Furthermore, any new product offering that is not favorably received by consumers could damage our reputation. The lack of market acceptance of new products or our inability to generate satisfactory revenues from expanded product offerings to offset their costs could harm our business.

If we do not successfully expand our distribution operations, we may not be able to meet customer demand, which would result in loss of customers and revenues

   If we do not successfully expand our distribution operations on an ongoing basis to accommodate increases in demand, we will not be able to fulfill our customers' orders in a timely manner, which would harm our business. All of our distribution operations are handled at our facilities in Memphis, Tennessee. Any future expansion may cause disruptions in our business and may be insufficient to meet our ongoing distribution requirements.


We may be unable to meet our future capital requirements, which would impair our ability to fund our operations

   We require substantial working capital to fund our operations. We expect that funds from operations and the net proceeds of our recently completed initial public offering will be sufficient to fund our operations for the next twelve months, but we cannot assure you that we will be able generate sufficient funds from our operations after that time, in which case, we may need to raise additional funds. However, we cannot be sure that additional financing would be available to us on favorable terms or at all.

   If we raise funds by issuing equity, equity-related or debt securities, these securities may have rights, preferences and privileges that are senior to our existing common stock. In addition, the issuance of these securities may cause immediate and substantial dilution to our existing stockholders.


We face the risk of inventory theft and diversion, which could result in increased operating costs

   Many of our products are valuable, and their small size and packaging render them particularly susceptible to theft and diversion in the course of fulfillment and distribution. If the security measures we use at our distribution center and during the distribution process do not prevent significant inventory theft and diversion, our gross profit margins and results of operations may be harmed.


If our online security measures fail, we could incur significant liabilities

   If third parties were able to penetrate our network security or otherwise misappropriate our users' personal information, such as prescription or health condition information, we could be subject to liability, including lawsuits. This would be costly, divert the attention of our management and cause significant harm to our reputation.


We are exposed to risks associated with credit card fraud, which may reduce collections and discourage online transactions

   If we fail to adequately control fraudulent credit card transactions, our revenues and results of operations would be harmed because we do not carry insurance against this risk. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder's signature.


If one or more of our pharmacy licenses is not renewed, we may not be able to ship our products into markets into which we currently deliver our products

   We currently hold pharmacy licenses that allow us to ship into all U.S. states and territories, and these licenses generally must be renewed on an annual basis. If one or more of these licenses is not renewed, for whatever reason, our business and reputation would be significantly harmed.


Government regulation of the health care and pharmacy industries may expose us to risks that we may be fined or exposed to civil or criminal liability, receive negative publicity or be prevented from shipping products into one or more states

   Our business is subject to extensive federal, state, and local regulations, many of which are specific to pharmacies and the sale of over-the-counter drugs. Many of these regulations are new and subject to varying interpretations, which makes the task of assuring compliance difficult. Noncompliance with one or more of these regulations could result in substantial fines and other monetary penalties, exclusion from participation in some networks, and/or criminal sanctions which could adversely affect our business.

Our facilities, systems and operations are vulnerable to natural disasters and other unexpected problems

   Fire, flood, power loss, telecommunications failure, break-ins, earthquakes, tornadoes and similar events could damage our communications hardware and other computer hardware operations, which are located in South San Francisco, California and our distribution center and pharmacy, which are located in Memphis, Tennessee. This could cause interruptions or delays in our business, loss of data or render us unable to accept and fulfill customer orders. In addition, computer viruses, electronic break-ins or other similar disruptions could harm our websites. We have no formal disaster recovery plan and our insurance may not adequately compensate us for losses that may occur due to failures or interruptions in our systems.


The loss of any of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could result in an inability to manage our growing operations

   The loss of the services of one or more of our key personnel could seriously disrupt our business. We depend on the continued services and performance of our senior management and other key personnel, particularly William J. Razzouk, Chief Executive Officer and Chairman of the Board. Our future success also depends upon the continued service of our executive officers and on our ability to attract and retain key sales, marketing and support personnel, as well as pharmacists and software developers. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. Many of our senior management joined us within the last twelve months, including Mr. Razzouk and Steve Valenzuela, our Chief Financial Officer. Our future success depends on the ability of these officers to effectively work together with our original management team. Except for Mr. Razzouk, none of our officers or key employees is bound by an employment agreement. Our relationships with these officers and key employees are at will. We do not have "key person" life insurance policies covering any of our employees.


We may be unable to protect the intellectual property rights upon which our business relies, which could harm our competitiveness and cause customer confusion

   We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. These legal protections afford only limited protection for our intellectual property and trade secrets. We have filed applications for United States trademark registrations for, among others, "PlanetRx.com." We may be unable to secure this registration. It is also possible that our competitors or others will adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term PlanetRx.com. Any claims or customer confusion related to our trademark, or our failure to obtain trademark registration, would negatively affect our business.

   Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we will sell our products and services online. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

   Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. If third parties prepare and file applications in the United States that claim trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings before the United States Patent and Trademark Office to determine priority of rights to the trademark, which could result in substantial costs to us. Any litigation or adverse priority proceeding could result in substantial costs and diversion of resources and could seriously harm our business and operating results. Our means of protecting our proprietary rights may not be adequate, and our competitors could independently develop similar technology.


We may not be able to acquire new domain names or maintain our existing ones

   Our strategy is dependent, in part, on our ability to use our satellite websites and domain names to increase revenues. We believe that operating satellite websites with names like ''diabetes.com'' that consumers can easily locate and that provide useful information will attract consumers to these websites and, by having links to the PlanetRx.com website, will increase traffic and revenue opportunities. We currently hold the Internet domain name ''PlanetRx.com,'' as well as various other related names, including arthritis.com, diabetes.com and cancer.com. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the U.S. and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names, which could result in the creation of domain names similar to ours. As a result, we may be unable to acquire or maintain the ''PlanetRx.com'' domain name or our other domain names in all of the countries in which we conduct business.

   The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.


We may face costly product liability claims by consumers

   The products we carry, including prescription drugs, non-prescription drugs and dietary supplements, are particularly susceptible to product liability claims. Any claim of product liability by a consumer against us, regardless of merit, could be costly financially and could divert the attention of our management. It could also create negative publicity, which would harm our business. Although we maintain product liability insurance, it may not be sufficient to cover a claim if one is made.


We may be found to infringe proprietary rights of others, which could result in significant liabilities

   Third parties may claim infringement by us with respect to past, current or future proprietary rights. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any infringement claim, whether meritorious or not, could be time-consuming, result in costly litigation or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on terms acceptable to us or at all.


If we engage in any acquisitions, we will incur a variety of costs, and the anticipated benefits of the acquisition may never be realized

   If appropriate opportunities present themselves, we may attempt to acquire businesses, technologies, services or products that we believe are a strategic fit with our business. We currently have no commitments or agreements with respect to any material acquisitions and no material acquisition is currently being pursued. If we do undertake any transaction of this sort, the process of integrating an acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may fail to be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could adversely affect our business, results of operations and financial condition.

   In addition, recent proposed changes in the Financial Accounting Standards Board rules for merger accounting may affect our ability to make acquisitions or be acquired. For example, elimination of the "pooling" method of accounting for mergers could increase the amount of goodwill that we would be required to account for if we merge with another company, which would have an adverse financial impact on our future operating results. Further, accounting rule changes that reduce the availability of write-offs for in-process research and development costs in connection with an acquisition could result in the capitalization and amortization of these costs and negatively impact results of operations in future periods.


Year 2000 issues could affect our business

   Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with these year 2000 requirements. Our business is dependent on the operation of numerous systems that could potentially be impacted by year 2000 related problems. If our suppliers' systems, or third-party software that we rely on, are not year 2000 compliant, or if our efforts to make our systems year 2000 compliant are not successful, then our critical systems will fail and our business will be harmed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000".

We are controlled by officers, directors and entities affiliated with them

   Based upon shares outstanding as of October 31, 1999, executive officers, directors and entities affiliated with them will, in the aggregate, beneficially own approximately 35.2% of our outstanding common stock following the completion of the initial public offering. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

Antitakeover provisions applicable to us could preclude an acquisition, even if an acquisition would be beneficial to our stockholders

   Provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.


Risks Related to Regulation of Internet Commerce

If we are required to charge taxes on purchases, we may have to increase prices, which could lead to a loss of sales, or could result in increased net losses

   We do not collect sales or other similar taxes in respect of goods sold by PlanetRx.com, except from purchasers located in California and Tennessee. However, one or more additional states may seek to impose sales tax collection obligations on out-of-state companies which engage in or facilitate online commerce, and a number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could adversely affect our ability to derive financial benefit from our commercial activities. Additionally, the imposition of these taxes would force online retailers to manage a more complex transaction processing system.


Government regulation of the Internet and data transmission over the Internet could affect our operations

   Our customers regularly provide us with confidential information, such as personal health information and credit card numbers. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. A recent session of the United States Congress resulted in legislation governing children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations. Laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business.



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We had marketable securities of $30.1 million as of September 30, 1999. These marketable securities consist of highly liquid investments with original maturities at the date of purchase of between 1 day and 4 months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. A hypothetical increase in market interest rates by 10 percent from levels as of September 30, 1999 would cause the fair value of these investments to decline by an immaterial amount. Because we are not required to sell these investments before maturity, we have the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. However, we could choose to sell these investments before maturity at a loss. Declines in interest rates over time will, however, reduce our interest income.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     From time to time the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights and other intellectual property rights. The Company is not currently aware of any legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on the Company's financial position or results of operations.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The effective date of the Registration Statement for the Company's initial public offering, filed on Form S-1 under the Securities Act of 1933 (File No. 333-82485), was October 6, 1999. The class of securities registered was Common Stock. The offering commenced on October 7, 1999. The managing underwriters for the offering were Goldman, Sachs & Co., BancBoston Robertson Stephens Inc., Hambrecht & Quist and William Blair & Company, L.L.C.

     Pursuant to the Registration Statement, the Company sold 6,900,000 shares of its Common Stock for an aggregate offering price of $110.4 million.

  The Company incurred expenses of approximately $9.3 million, of which $7.7 million represented underwriting discounts and commissions and approximately $1.6 million represented other expenses related to the offering. The net offering proceeds to the Company after total expenses was approximately $101.0 million.

  We plan to use the net proceeds for general corporate purposes, including working capital. The net proceeds have been invested in cash, cash equivalents and short-term investments. The use of the proceeds from the offering does not represent a material change in the use of the proceeds described in the prospectus.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In the quarter ended September 30, 1999, the following matters were submitted to the security holders of the Company:

  The Company solicited the approval of its stockholders through a Written Consent of Stockholders to Amend and Restate its Certificate of Incorporation to authorize the issuance of shares of Series D Preferred Stock.

  Prior to October 6, 1999, the Company solicited the approval of its stockholders through a Written Consent of Stockholders to Amend and Restate its Certificate of Incorporation and approve the 1999 Omnibus Equity Incentive Plan, Employee Stock Purchase Plan, and the 1999 Non-employee Directors Option Plan. Holders of a majority of the outstanding shares of the Company voted to approve the action.

  Additionally, prior to October 6, 1999, the Company solicited the approval of its stockholders through a Written Consent of Stockholders to approve an Asset Contribution and Reorganization Agreement between Express Scripts, Inc., YourPharmacy.com, Inc. and the Company and pursuant to which, among other things, the Company issued (i) Common Stock equal to 19.9% of the Company's outstanding Common Stock as calculated immediately after the Company's initial public offering and (ii) options to purchase the Company's Common Stock granted to certain employees of YourPharmacy.com, Inc.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Exhibits

     See Exhibit Index.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PLANETRX.COM, INC.
                                         (Registrant)

                                     By: /s/  Steve Valenzuela
                                         ---------------------
                                         Steve Valenzuela
                                         Chief Financial Officer,
                                         Vice President, Finance
                                         and Secretary


Date: November 17, 1999

                                 EXHIBIT INDEX

Number          Description
------          -----------
  2.1**         Asset Contribution and Reorganization Agreement between
                PlanetRx.com, Inc., PRX Holdings, Inc., PRX Acquisition Corp.,
                YourPharmacy.com, Inc. and Express Scripts, Inc., dated August
                31, 1999.
  3.1**         Certificate of Incorporation of the Registrant, as amended to date incorporated herein by reference to Exhibit 3.2 to the
                Company's Registration Statement on Form S-1 (File No. 333-
                82485).
  3.2**         Bylaws of the Registrant, incorporated herein by reference to
                Exhibit 3.4 to the Company's Registration Statement on Form S-1
                (File No. 333-82485).
  4.1**         Reference is made to Exhibits 3.1 and 3.2.
  4.2**         Amended and Restated Investors' Rights Agreement.
  4.3**         Specimen Common Stock Certificate.
 10.1**         Form of Indemnification Agreement.
 10.2**         1999 Equity Incentive Plan.
 10.3**         Employee Stock Purchase Plan.
 10.4**         1999 Director Stock Option Plan.
 10.5**         Employment Agreement between Registrant and William J. Razzouk, dated November 11, 1998.
 10.6**         Form of Warrant for the purchase of Preferred Stock.
 10.7**         Real Property Lease between Registrant and Beiz Devco LP, dated
                October 16, 1998.
 10.8**         Real Property Sublease between Registrant and Radar Companies, dated May 5, 1999.
 10.9**         Real Property Sublease between Registrant and Cellegy
                Pharmaceuticals, Inc., dated November 6, 1998.
 10.10+**       Supply Agreement between Registrant and McKesson U.S. Health
                Care, dated January 14, 1999.
 10.11**        Asset Acquisition Agreement between Registrant and
                NetHealth.com, Inc.
 10.12**        Internet Domain and Trademark Assignment Agreement between
                Registrant and Epicenter Communications, Inc.
 10.13**        Series A Stock Purchase Agreement between Registrant and the
                Investors named on Schedule thereto, dated September 15, 1998.
 10.14**        Series B Stock Purchase Agreement between Registrant and the
                Investors named on Schedule thereto, dated January 15, 1999.
 10.15**        Series C Stock Purchase Agreement between Registrant and the
                Investors named on Schedule thereto, dated June 3, 1999.
 10.16**        Series D Stock Purchase Agreement between Registrant and the
                Investors named on Schedule thereto, dated September 3, 1999.
 10.17+***      Agreement between Registrant and Express Scripts, Inc. dated
                August 31, 1999.
 23.1**         Consent of Independent Accountants.
 23.2**         Consent of Counsel. Reference is made to Exhibit 5.1 to the
                Company's Registration Statement on Form S-1 (File No. 333-
                82485).
 23.3**         Consent of Independent Accountants.
 24.1**         Power of Attorney.
 27.1           Financial Data Schedule for EDGAR filing.
 99.1**         Consent of Barrett A. Toan to be named herein as about to become a director.
-----------
** Previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-82485) of PlanetRx.com, Inc.
***  Corrected version of previously filed document.
+ Confidential treatment has been requested for certain portions which have been blacked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.