Form 10-K
period 1999-12-31
PLANETRX COM
filed 2000-03-24
CIK 1089979

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                        COMMISSION FILE NUMBER 000-27437

                               PLANETRX.COM, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                    94-3227733
      (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                   Identification No.)


   349 Oyster Point Blvd., Suite 201
    South San Francisco, California                           94080
(Address of principal executive offices)                    (Zip Code)

                                 (650) 616-1500
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.0001 PAR VALUE

      Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

    Aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 2000..................... $331,947,960
   Number of shares of common stock outstanding as of January 31,
                   2000...........................................   52,076,039

                      DOCUMENTS INCORPORATED BY REFERENCE

      Certain sections of the Registrant's definitive proxy statement filed in connection with its annual meeting of stockholders to be held on May 24, 2000 are incorporated by reference into Part III of this Form 10-K where indicated.

      Certain exhibits and appendices filed with the Registration Statement on Form S-1 (File No. 333-82485), as amended, are incorporated by reference into
Part IV of this Form 10-K where indicated.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               PLANETRX.COM, INC.

                               TABLE OF CONTENTS

                                    PART I

 Item 1.  Business.......................................................     3

 Item 2.  Properties.....................................................    29

 Item 3.  Legal Proceedings..............................................    30

 Item 4.  Submission of Matters to a Vote of Security Holders............    30

                                    PART II

 Item 5.  Market for the Registrant's Common Stock and Related
          Stockholder Matters............................................    31

 Item 6.  Selected Financial Data........................................    32

 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    34

 Item 7A. Quantitative and Qualitative Disclosure About Market Risk......    39

 Item 8.  Financial Statements and Supplementary Data....................    40

 Item 9.  Changes in and Disagreements With Accountants on Accounting and
          Financial Disclosure...........................................    63

                                   PART III

 Item 10. Directors and Executive Officers of the Registrant.............    63

 Item 11. Executive Compensation.........................................    64

 Item 12. Security Ownership of Certain Beneficial Owners and
          Management.....................................................    64

 Item 13. Certain Relationships and Related Transactions.................    64

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-
          K..............................................................    65

                                     PART I

ITEM 1. BUSINESS

      EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DESCRIPTION OF THE COMPANY'S BUSINESS CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THOSE SET FORTH IN THIS ANNUAL REPORT UNDER THE HEADING, "RISK FACTORS."

Overview

      PlanetRx.com is a leading online healthcare destination for commerce, content and community. Our e-commerce website, www.PlanetRx.com, launched on March 18, 1999, provides a convenient, private and informative shopping experience. We offer products in six categories: prescription drugs; non-prescription drugs; personal care; beauty and spa; vitamins, herbs and nutrition; and medical supplies. Our eCenters, located within the PlanetRx.com website, incorporate content that addresses a variety of health-related topics. In addition, we own and operate a network of satellite websites targeting specific healthcare conditions by providing relevant content and a destination for online communities. These condition-specific websites, which include diabetes.com, depression.com, obesity.com and alzheimers.com, are linked to the PlanetRx.com website.

      In October 1999, we acquired the Internet operations of Express Scripts' YourPharmacy.com and became the online pharmacy for Express Scripts, one of the three largest pharmacy benefit managers in the U.S. with over 36 million covered lives. In October 1999, we completed our initial public offering.

Industry Background

      The Growth of the Internet and Online Commerce. The Internet is a significant medium for communication and commerce, enabling millions of people to share information and conduct business electronically. International Data Corporation estimates the following:

    . 142 million users worldwide accessed the Internet at the end of 1998, and this number is expected to increase to approximately 502 million users by the end of 2002; and

    . worldwide business-to-consumer sales over the Internet will increase from approximately $15 billion in 1998 to approximately $115 billion by 2002.

      The unique characteristics of the Internet provide a number of advantages for online retailers. Without the physical constraints faced by traditional retailers, online retailers are able to carry a larger number of products at a lower cost and with greater merchandising flexibility. Additionally, they can assist the consumer's purchase decision by providing relevant information and enabling consumers to shop at their convenience by remaining open 24 hours a day, seven days a week. Online retailers can also provide personalized services and use direct marketing efforts based on information provided by customers.

      While the Internet provides the ability to display professionally-created content, it can also be used to create forums where Internet users with similar interests and concerns can interact with each other. Often the most relevant information to Internet users is generated by other users. However, most websites, including those of most online retailers, do not provide a forum for users to interact in a community environment and to access content created by others. As a result, we believe that there is a significant unfulfilled demand for these online communities, especially in connection with health and wellness.

The PlanetRx.com Market

      Our market consists of prescription drugs, non-prescription drugs, personal care products, beauty and spa, vitamins, herbs and nutrition and medical supplies. Based on estimates from the National Association of Chain Drugstores and Information Resources, Inc., we believe the U.S. market for health and personal care products exceeded $175 billion in 1999, of which prescription drugs comprised over $120 billion. We believe that the aging of the U.S. population will continue to drive increased demand for these products.

      To date, these products have been sold primarily through chain drugstores such as CVS, Eckerd, RiteAid and Walgreen's, mass market retailers such as Kmart, Target and Wal-Mart, supermarkets, warehouse clubs, mail-order companies and independent drugstores and pharmacies. However, a significant number of consumers are beginning to use the Internet to shop for healthcare products.

      In addition to online shopping for healthcare products, people are increasingly using the Internet as a source for health and medical information. Cyber Dialogue estimates that the number of adults in the United States searching online for health and medical information will grow from approximately 17.1 million during the twelve month period ended July 1998 to approximately 33.5 million during the twelve month period ending July 2000.

      Prescription Drugs. This segment includes prescription medication for chronic illnesses, such as diabetes, depression and arthritis. We believe that online demand for these chronic illness products will increase as the Internet-enabled baby boomer generation ages and as new and improved drugs are introduced to the market.

      Non-Prescription Drugs. This segment includes over-the-counter remedies (such as cough, cold, allergy and pain relief medications), first aid and other products related to the body's health needs.

      Personal Care. This segment includes products related to hair, body and eye care, shaving, oral hygiene and feminine needs.

      Beauty and Spa. This segment includes cosmetics, fragrances and a variety of skin care products. Some of the factors driving consumer demand for beauty and spa products include regular and seasonal new product introductions, as well as changing fashion trends.

      Vitamins, Herbs and Nutrition. This segment includes vitamins, herbs, nutritional supplements, homeopathy and other natural products. We believe that consumers are increasingly interested in nutrition, wellness and alternative medicines and that supplemental product information is important to these consumers in making purchasing decisions.

      Medical Supplies. This segment includes medical diagnostic kits, such as home pregnancy and AIDS tests, and medical supplies, such as glucose strips for diabetics, that are complementary to prescriptions. Many people with chronic conditions who take regular prescriptions also use medical supply products.

Limitations on Traditional Channels of Distribution

      We believe that the use of the Internet to research and purchase healthcare-related products is growing as a result of the limitations of traditional channels for prescription drugs, non-prescription drugs, personal care products and medical supplies. These limitations include the following:

      Inconvenience. We believe that many consumers find the experience of shopping at traditional drugstores and pharmacies to be time-consuming and inconvenient due to factors such as store location and layout, as well as hours of operation, lack of privacy and level of customer service.

      Limited Selection. Consumers appreciate the opportunity to select from a variety of products to meet their particular needs. At most traditional stores, though, the number of SKUs and the amount of product inventory is limited. Traditional store-based retailers are constrained by the physical space available in the store, inventory carrying costs and the need to allocate inventory dollars to popular products, thereby limiting selection for consumers.

      Insufficient Information. Traditional drugstores and pharmacies often lack readily available and detailed information useful to consumers in making their purchase decisions. Moreover, consumers' access to physicians and pharmacists to meet these information needs is increasingly limited.

      Lack of Community. We believe that consumers of healthcare products desire to share their experiences with, and to learn from the experiences of, others. The traditional retail store does not provide a forum for this type of interaction.

      Due to these limitations, we believe there is a significant market opportunity for an online store that offers convenient access to prescription drugs, non-prescription drugs, personal care products and medical supplies and that provides relevant information and the ability to interact with others in a community environment.

The PlanetRx.com Solution

      PlanetRx.com is a leading online healthcare destination for commerce, content and community. We address the limitations of traditional drugstores and pharmacies through a combination of an extensive product selection, excellent customer service, professionally-created content and the development of online communities focused on health-related topics. The key components of our solution include:

      Convenient Shopping Experience. We provide consumers with an intuitive, easy-to-use shopping interface that is available 24 hours a day, seven days a week. We allow consumers to shop quickly and conveniently from anywhere Internet access is available. For example, a customer can store his or her prescription history and other relevant medical information, as well as create personalized shopping lists for quick and easy reordering.

      Extensive Selection. We offer an extensive selection of healthcare-related products that would be impractical to stock in most traditional stores. We offer both traditional drugstore items as well as a broad selection of health, beauty and wellness products, including alternative-care products. We believe that we offer one of the largest selections of drugstore products available on the Internet, offering over 28,000 SKUs.

      Reliable and Accessible Source of Information. We provide a broad array of reliable healthcare resources that helps consumers find answers to their critical healthcare questions and make informed purchasing decisions. Consumers can either access our information through our PlanetRx.com or satellite websites or can contact us directly by phone or e-mail. Our content is maintained and updated by our in-house editorial team and periodically reviewed by a Healthcare Advisory Board comprised of medical and pharmacy experts.

      Online Communities. We believe that the ability of people to share their experiences and to support one another is increasingly important to the management of their medical conditions. To meet this need, we provide interactive forums hosted on our satellite websites organized around specific chronic health conditions. Our satellite websites have the same look and feel as the PlanetRx.com website and can be accessed directly or through the PlanetRx.com website. These websites include diabetes.com, depression.com, obesity.com and alzheimers.com. We provide professionally-created content, including links to experts and articles about each of these conditions, and forums where users can interact. Our websites allow consumers to quickly link to the relevant product and purchase it on PlanetRx.com.

      In addition, eCenters on the PlanetRx.com website are one-stop guides for specific healthcare conditions and demographic groups. For example, our Women's Health eCenter provides information on menopause, breast cancer, osteoporosis and pregnancy, as well as related information on prescriptions and alternative care for these conditions.

The PlanetRx.com Strategy

      Our objective is to become the leading Internet healthcare destination for commerce, content and community. We intend to attract new customers, develop customer loyalty and promote repeat purchases by implementing the following strategies:

      Continue to Build Our Brand. Through our advertising and promotional activities, we are developing PlanetRx.com as a pervasive brand that targets purchasers of health and personal care products and identifies us as a premier healthcare destination on the Internet. To date, in addition to having used a range of traditional media such as print and radio, we have promoted our site on a variety of major Internet destinations. We plan to complement these efforts with appropriate levels of television advertising and additional online promotional activities.

      Continue to Build Premier Content and Community Websites. As part of our commitment to consumers, we endeavor to provide a secure and private forum in which to communicate and share ideas. We will continue to develop our network of satellite destination sites, such as diabetes.com, and eCenters, such as our Weight Loss eCenter, all of which provide a wealth of information to, and a forum for, consumers with similar health concerns. We believe that this combination of content and community will attract repeat users.

      Maintain an Independent Distribution Center and Pharmacy. We maintain our own distribution center, which is only minutes away from our primary supplier, McKesson, and our primary shipping agents, FedEx and the USPS Priority Air center. Moreover, we operate our own pharmacy with licensed pharmacists and are licensed to ship prescription products in all U.S. states and territories. By operating our own distribution center and pharmacy, we are able to maintain strict control over logistics, provide excellent customer service and offer reliable and prompt delivery.

      Utilize Technology to Improve the Customer Shopping Experience. We intend to use technology to continuously enhance our product and service offerings and take advantage of the unique characteristics of online retailing. Among other technology objectives, we intend to develop features that enhance the look and feel of our websites and further customize the shopping experience. Additionally, we intend to strengthen our Internet infrastructure by building our own data center and leasing additional capacity to maintain speed and reliability.

      Continue to Expand Product Offerings. We intend to focus on providing consumers with a wide product selection to meet their health-related needs. We expect to increase the breadth and differentiation of our product selection, including both mass market and prestige products. For example, we have recently introduced branded cosmetics and salon hair care products for sale on our website.

      Continue to Develop Strategic Relationships to Further Revenue Opportunities. We will continue to develop strategic relationships in order to increase our revenue opportunities and build our reputation as a leading online healthcare destination. For example, we will seek to develop relationships or partner with:

    . pharmacy benefit managers and managed care organizations to increase payment alternatives for our prescription drug customers, such as our relationship with Express Scripts;

    . pharmaceutical manufacturers to sponsor our various satellite sites focused on chronic conditions;

    . hospital organizations in order to market directly to their patient and doctor populations;

    . companies that are working on providing direct links between doctors' offices and pharmacies to facilitate the delivery of electronic prescriptions; and

    . content and commerce portals and online service providers to drive traffic to our website.

The PlanetRx.com Healthcare Destination

      Consumers visiting our website can purchase a wide variety of healthcare-related products; receive relevant, personalized information addressing their healthcare concerns; and interact with other consumers on a broad range of health issues.

Commerce

      Convenience and Personalization. We strive to offer a personalized and convenient shopping experience for our customers. Advantages of our online store include:

    . access 24 hours a day, seven days a week from anywhere Internet access is available;

    .  direct shipping to the customer;

    .  online search capabilities for products and information;

    . the ability to store product preferences in the My Shopping List area of the PlanetRx.com website, which allows customers to quickly purchase or reorder these products;

    . the ability to store a customer's prescription history, as well as those of family members, in a secure and confidential environment; and

    .  the ability to view order-tracking information on our website.

      Selection. Because we do not have the same inventory and shelf-space limitations as traditional retail stores, we are able to offer a significantly greater number of SKUs than are generally available in a traditional drugstore. We believe that we offer one of the largest selections of traditional and alternative healthcare-related products available on the Internet, offering over 28,000 SKUs in the following market segments:

    .  prescription drugs;

    .  non-prescription drugs;

    .  personal care;

    .  beauty and spa;

    .  vitamins, herbs and nutrition; and

    .  medical supplies.

      Customer Communication and Privacy. We provide personalized information to our customers on a confidential basis through:

    . e-mail reminders to our customers when their supply of a prescription or non-prescription product is about to run out, allowing them to order a replacement product or a prescription refill;

    . useful newsletters and notices of special offers and new product announcements;

    . timely and high-quality customer service through our customer service department;

    . a high level of privacy when purchasing products that reveal personally-sensitive aspects of their health, and features such as Ask the Pharmacist where consumers can ask questions that they would otherwise be uncomfortable asking in a traditional drugstore or pharmacy; and

    . a secure environment for the storage of a customer's medical, purchasing and payment information.

Content

      As individuals increasingly turn to the Internet to address their healthcare needs, we believe that up-to-date, unbiased content in an easy-to-understand format is essential to informed healthcare decisions. Our websites provide in-depth information on over 100 disease categories helping consumers find answers to critical healthcare questions. We provide information on symptoms, diagnosis, treatments and alternative care for many conditions. Our content includes material developed internally as well as material licensed from outside sources, such as iVillage, Reuters News and drkoop.com. The information is maintained and updated by our in-house editorial team and periodically reviewed by our Healthcare Advisory Board comprised of medical and pharmacy experts.

      Package Information. We are developing the capability to allow consumers to view almost every product on our website in an expanded format where all package information, including ingredients, directions and warnings, can be read next to an enlarged photograph of the product.

      Drug and Interaction Information. We provide information to help consumers understand generic drug alternatives and dangerous drug interactions. Consumers can access our extensive drug information library directly at the PlanetRx.com website.

      Ask the Pharmacist. Our Ask the Pharmacist service provides personalized responses by e-mail to help ensure that each customer understands the correct usage, possible side effects and expected beneficial outcomes of a prescription or non-prescription medication. We strive to answer consumers' inquiries within 24 hours of receipt.

      Health Answers. Through our Health Answers feature, users can search for information on common healthcare conditions and can link to products for their well being, including drug therapies, alternative treatments and self care and prevention.

Community

      As usage of the Internet continues to grow, users seek from the Internet the same opportunity for expression, interaction, sharing, support and recognition they seek in the everyday world. This is especially true in the healthcare context. We provide forums, such as bulletin boards, chat rooms and moderated discussion groups, where users can discuss a variety of health-related topics.

      We currently have 29 eCenters on the PlanetRx.com website organized around specific chronic health conditions and targeted demographic groups, such as women, seniors and children. This enables us to focus on the needs of a particular group, combining the content, commerce and community relevant to each group's health needs. For example, our Women's Health eCenter provides news and information on menopause, breast cancer, osteoporosis and pregnancy, as well as additional information related to prescriptions and alternative care for these conditions.

      In addition to our eCenters, we have a network of satellite websites designed to provide an extended community for people interested in chronic healthcare conditions. These sites are built around intuitive domain names for chronic healthcare conditions and have a similar look and feel to the PlanetRx.com website. Today, diabetes.com, depression.com, obesity.com, alzheimers.com, cholesterol.com, arthritis.com, breast.cancer.com and weightloss2000.com are operational. These sites have in-depth content and clinical information and provide articles and expert advice about each of these conditions. They also contain product links to both traditional and alternative medicines so that consumers can quickly link to the relevant product and purchase it on the PlanetRx.com website.

      We will continue to enter into strategic relationships with pharmaceutical manufacturers to sponsor our various satellite sites focused on chronic conditions. For example, a major pharmaceutical company is the exclusive therapeutic disease state management sponsor for diabetes.com. Under the terms of a multi-year agreement, the disease state management sponsor is responsible for supplying content to the satellite website related to a particular disease, and we receive guaranteed minimum payments and content for the website. Disease state management programs are designed to improve patient outcomes through education and drug compliance. The disease state management sponsor provides information about a particular disease, including treatment, care, products and alternatives, thus enabling those afflicted with the disease to better manage their condition.

      Listed below are our domain names:

      acne.com         infertility.com
      aids.com         nursing.com
      alzheimers.com   obesity.com
      anorexia.com     osteopathy.com
      arthritis.com    parkinsons.com
      birth.com        pharmacist.com
      cancer.com       physicians.com
      cholesterol.com  podiatry.com
      depression.com   pollenwatch.com
      diabetes.com     prenatal.com
      epilepsy.com     rxnet.com
      fertility.com    sportsdoc.com
      hepatitis.com    stroke.com
      hypertension.com weightloss2000.com
      impotence.com

Our Pharmacy

      The PlanetRx.com pharmacy is staffed 24 hours a day, seven days a week with experienced pharmacists. The pharmacists' goal is to provide our customers with the best personal care supplemented by a high degree of support. In addition to being licensed, each of our pharmacists is trained to provide excellent personal service for our customers. All of our pharmacists are members of the American Pharmaceutical Association. Our pharmacy is licensed to ship prescription products in all U.S. states and territories. In addition, we are certified by the National Association of Boards of Pharmacy's Verified Internet Pharmacy Practice Sites program. This program aims to set the standards for Internet pharmacies as well as to inform the public of those websites that have agreed to comply with such standards. Our pharmacy is located within our distribution facility in Memphis, Tennessee, enabling each customer's prescription to be shipped the same day it is filled.

Filling Prescriptions

      We only accept prescriptions that we can verify as being written by licensed healthcare providers. We do not prescribe medications or give medical advice. Our focus is on dispensing medications and providing information to our customers.

      Accepting Prescriptions. Our customers can initiate the prescription process by ordering online from our pharmacy. The customer can direct their physicians to call or fax their prescriptions to us or we can contact their physician directly to obtain prescription information. Additionally, our customers can easily transfer an existing prescription from their current pharmacy to PlanetRx.com.

      Verifying Prescriptions. Our pharmacists are required to verify the validity and completeness of prescription drug orders utilizing the same methodology as traditional drugstore pharmacists. This may include contacting the physician or another retail pharmacist. Once the prescription is verified, the order generally is filled and shipped the same day.

      Drug Utilization Review. To use our prescription drug services, all customers are asked to provide our pharmacists with information regarding drug allergies, current medical conditions and other medications they are taking. Our pharmacists use an extensive database to crosscheck every prescription received against the information we receive from the customer for any drug allergies, therapeutic overlap, overuse/underuse, and drug/food or drug/drug interactions.

      Consultation. Our pharmacists are available to answer questions by phone 24 hours a day, seven days a week. As required by law, we make follow-up phone calls to customers to offer them consultation on new prescriptions. In addition, our pharmacy provides a package insert with a toll-free number that gives the customer information as to dosage instructions, potential drug interactions and storage.

Payment

      Customers may pay for their prescriptions either by credit card or electronic check or by entering insurance information that shows that they are covered by a managed care organization, insurance plan or pharmacy benefit manager with whom we have a contract. To date, most of the prescriptions filled have been for customers who pay for the entire amount of the prescription.

Marketing and Promotion

      Our marketing and promotion strategy is designed to build brand recognition, drive customer traffic to our online store, add new customers, build strong customer loyalty, encourage repeat purchases and develop additional revenue opportunities.

      Our advertising and promotion campaigns target both online and offline audiences. To date, our online advertising efforts have been concentrated on leading Internet portals, health-related websites, and other high traffic websites.

      We have used traditional off-line marketing and promotion efforts, including network and cable television advertising, national radio advertising, special product promotions and promotional press releases. We intend to further intensify our advertising efforts through traditional media channels to continue building our brand recognition.

      In December 1998, we entered into a three-year agreement with AOL. Users searching for health-related information who click on specific content areas and health-related keywords within AOL are directly linked to our PlanetRx.com website. In February 1999, we entered into an agreement with Yahoo! to advertise in their health directory.

      In June 1999, as part of our branding effort, we entered into an agreement with News America Incorporated, one of the world's largest media companies and operator of the Fox Entertainment Group. This agreement provides that, in exchange for an equity position, News America Incorporated provides us with a combination of cash and future television and other traditional media advertising.

      In September 1999, we entered into a three-year sponsorship agreement with iVillage Inc. under which we became iVillage's exclusive online retailer for prescription drugs, over-the-counter medications and vitamins. In addition, we entered into a content license agreement for access to iVillage health, wellness, beauty and fitness content. iVillage also made an equity investment in PlanetRx.com, in which we issued 371,103 shares of series D preferred stock for aggregate consideration of $7.5 million in cash.

      We are also the preferred pharmacy partner for the Women.com store and the Netcentives ClickReward program. We have also created an affiliate program, which encourages website owners to become part of our registered affiliate network and earn a fee on non-prescription products, based on the volume of customers and related revenue generated via their link to our website. We intend to continue to use these types of programs to drive traffic to our website and to increase the growth rate of repeat customer purchases.

      To create value for our customers, and to encourage initial and repeat purchases, we utilize aggressive online promotions. Using our technology, we have the ability to create and change web pages frequently to highlight product specials and special promotions. We notify our customer base via e-mail of upcoming promotions and encourage them to Tell A Friend, which is a promotion that rewards customers for referrals. We also target other mail lists with our promotions. We believe this provides us with an excellent opportunity to increase traffic on our websites and promote repeat purchases while adding new customers.

Merchandising

      We believe that the breadth and depth of our product selection, combined with the flexibility of our online store and our range of helpful and useful shopping services, enables us to pursue an effective merchandising strategy. Key elements of this strategy include:

      Convenient and Fast Access to a Wide Variety of Products. Our easy-to-use online store and advanced search capabilities allow our customers to browse our extensive product selections by brand, product type, product categories and price, as well as by any combination of these attributes. For example, our customers can easily search for all pain relievers or for specific products, such as Tylenol for Children, without having to consult with store personnel or to search through traditional store aisles and shelves.

      Extensive Product Information. A key part of our merchandising strategy is to provide our customers with extensive information to help them make informed purchase decisions. In addition, we combine product manufacturer information with editorial information to assist our customers in their product selection and purchase decision.

      Product Promotions. We feature multiple promotions on our store and continually update and rotate our promotions. We also notify our customers of product promotions via e-mail.

      Product Samples. From time to time we provide free non-prescription product samples to our customers, and often do so with new products to introduce our customers to them. We intend to offer manufacturers the opportunity to provide free non-prescription samples to our customers as a means of introducing new products.

Distribution and Order Fulfillment

      We believe that operating our own distribution center and pharmacy is critical to our strategy of providing quality customer service. Our distribution center and pharmacy is located in Memphis, Tennessee.

      Our primary supplier, McKesson, is also located in Memphis, allowing us to maintain reasonable inventory levels based on just-in-time deliveries.

      The location of our distribution center allows us to take advantage of FedEx's major hub operations and the USPS Priority Mail Air Center, which are also located near our distribution center. This allows us to take orders and make same day shipments for orders received up to 11pm Central Standard Time
(CST) for FedEx, and 7pm CST for USPS. We believe the majority of our orders can reach 95% of the United States in two to three days.

      We offer a variety of shipping options, including next-day delivery for orders received during the business week. We ship to anywhere in the United States served by FedEx or the USPS. Priority orders are flagged and expedited through our fulfillment processes. For prescription products, our goal is to ship the product as soon as the prescription has been verified and our pharmacists have completed a drug utilization review.

Customer Service

      We strive to provide excellent customer service and support for our customers. Our Customer Care Associates are trained on-site in our call-center training facility and are available 24 hours a day, seven days a week, to answer customer phone calls or respond to customer e-mails. We have an easy to use Help Desk area on the PlanetRx.com website, providing detailed pages on frequently asked questions, how to find information, how to order, how to pay, and our policies on privacy and security.

Operations and Technology

      We have implemented a wide range of secure, scalable services and systems for the PlanetRx.com website and our satellite websites, as well as for our distribution center. These services and systems include: website management, advanced searching tools, customer account management, transaction processing, order management, pharmacy services and operations, store and catalog, inventory control, purchasing, community message boards, OnLine Analytical Processing, payment services and a variety of marketing applications. A subset of these systems form the core set of software applications that we use for accepting and validating our customer orders, organizing, placing and managing orders with our vendors, receiving product and assigning it to customer orders, and managing shipment of products to customers.

      We have developed proprietary technologies to augment those that we have licensed from vendors, such as Microsoft, IBM and Sun Microsystems. To date, we have focused our internal development efforts on creating and enhancing our proprietary software. Our core merchandise catalog, customer interaction, order collection, fulfillment and back-end systems are all proprietary to PlanetRx.com. Our software platform and architecture are integrated with relational database servers such as IBM UDB as well as Microsoft SQL server. Our system is designed to include an open application-programming interface that provides real-time connectivity to our distribution center systems for both pharmacy and non-pharmacy products. These systems include a perpetual inventory system, real-time order tracking system, executive information system and inventory replenishment system. The employment of multiple web servers, application servers, and database servers, allows our systems to be resilient and redundant. Our Internet servers use SSL to help conduct secure communications and transactions.

Competition

      The online commerce market is new, rapidly evolving and intensely competitive. In particular, the health and personal care categories are intensely competitive and are also highly fragmented, with no clear dominant leader in any of our market segments. Our competitors can be divided into several groups:

    .  chain drugstores, such as Walgreen's, RiteAid, CVS and Eckerd;

    .  mass market retailers such as Wal-Mart, Kmart and Target;

    .  supermarkets, such as Safeway, Albertson's and Kroger;

    .  warehouse clubs;

    . online retailers of health, beauty, wellness, personal care and/or pharmaceutical products, such as drugstore.com, CVS.com and More.com;

    .  mail order pharmacies, such as Express Scripts and Merck-Medco;

    . Internet-portals and online service providers that feature shopping services such as AOL, Yahoo!, Excite@Home and Lycos; and

    . cosmetics departments at major department stores, such as Nordstrom, Macy's and Bloomingdale's and hair salons.

      Most of these competitors operate within one or more of our market segments.

      We believe that the following are principal competitive factors in our market:

    .  recognition of the PlanetRx.com brand;

    .  product selection;

    .  personalized services;

    .  convenience and ease of use;

    .  price;

    .  accessibility;

    .  customer service;

    .  quality of search tools;

    .  quality of content; and

    .  reliability and speed of fulfillment for products ordered.

      Many of our current and potential traditional store-based and online competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these current and potential competitors can devote substantially more resources to their website and systems development than we can. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors or drugstore retailers as the use of the Internet and other online services increases. Some of our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can. These retailers also enable customers to see and feel products in a manner that is not possible over the Internet. Traditional store-based retailers can also sell products to address immediate, acute care needs, which we and other online sites cannot address.

Government Regulation

      Our business is subject to extensive federal, state and local regulations, many of which are specific to pharmacies and the sale of over-the-counter drugs. For example, under the Omnibus Budget Reconciliation Act of 1990 and related state and local regulations, our pharmacists are required to offer counseling to our customers about medication, dosage, delivery systems, common side effects, adverse effects or interactions and therapeutic contraindications, proper storage, prescription refill, and other information deemed significant by the pharmacists. We are also subject to federal, state and local licensing and registration regulations with respect to, among other things, our pharmacy operations and the pharmacists we employ.

      The practice of medicine requires licensing under applicable state law. It is not our intent to practice medicine and we have tried to structure our website and our business to avoid violation of state licensing requirements. For example, we have included notices, where we have deemed appropriate, advising our users that the data we provide on our website is not a substitute for consultation with their personal physician. However, the application of this area of the law to Internet services such as ours is novel and, accordingly, a state regulatory authority could at some time allege that some portion of our business violates these statutes. Any such allegation could harm our business. Further, any liability based on a determination that we engaged in the unlawful practice of medicine may be excluded from coverage under the terms of our general liability insurance policy.

      We are subject to requirements under the Controlled Substances Act and federal Drug Enforcement Agency regulations, as well as related state and local laws and regulations, relating to our pharmacy operations, including registration, security, recordkeeping, and reporting requirements related to the purchase, storage and dispensing of controlled substances, prescription drugs, and some over-the-counter drugs. "Compendial standards" which can also be called "official compendium" means the standards for drugs related to strength, purity, weight, quality, labeling and packing contained in the official Pharmacopeia of the United States, official National Formulary, or any supplement to any of them. Under the Food, Drug and Cosmetic Act of 1938, a drug recognized by the Homeopathic Pharmacopeia of the United States must meet all compendial standards and labeling requirements contained therein, or it will be considered adulterated (e.g., lacking appropriate strength, quality, or purity; or containing poisonous or unsanitary ingredients) or misbranded (e.g., having a false or misleading label; or label containing inaccurate description of contents). While homeopathic remedies account for less than one percent (1%) of our revenues, we are still required to comply with the Food, Drug and Cosmetic Act. The distribution of adulterated or misbranded homeopathic remedies or other drugs is prohibited under the Food, Drug and Cosmetic Act, and violations could result in substantial fines and other monetary penalties, seizure of the misbranded or adulterated items, and/or criminal sanctions which could adversely affect our business. We also are required to comply with the Dietary Supplement Health and Education Act when selling dietary supplements and vitamins.

      The U.S. House of Representatives Committee on Commerce and the General Accounting Office are currently investigating online pharmacies and online prescribing, especially focused on those who prescribe drugs online and on pharmacies that fill invalid prescriptions, including those that are written online. The committee requested that the General Accounting Office undertake a formal review of a number of issues pertaining to online pharmacies, including an assessment of mechanisms to ensure that online pharmacies are obeying the various state and federal regulations for the industry. Because we make every effort only to fulfill valid prescriptions and we do not prescribe drugs, we believe that our business will not be negatively affected by any regulations that result from the investigations. However, we believe that any regulations resulting from the investigations will likely result in increased reporting and monitoring requirements.

      The National Association of Boards of Pharmacy, a coalition of state pharmacy boards, has developed a program, the Verified Internet Pharmacy Practice Sites, as a model for self-regulation for online pharmacies. We have assisted the National Association of Boards of Pharmacy with the development of the Verified Internet Pharmacy Practice Sites program and were one of the first online pharmacies to be certified.

      Legislation and regulations currently being considered at the federal and state level could affect our business, including legislation or regulations relating to confidentiality of patient records, electronic access and storage. In addition, various state legislatures are considering new legislation related to the regulation of nonresident pharmacies. The Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions, standard identifiers, security and other provisions by the year 2000. Regulations have been proposed to implement these requirements, and we are designing our applications to comply with the proposed regulations.

      Although the Food and Drug Administration does not regulate the practice of pharmacy, other than pharmacy compounding, which we do not currently engage in, Food and Drug Administration regulations impact some of our product and service offerings because the Food and Drug Administration regulates drug advertising and promotion, including direct-to-consumer advertising, done by or on behalf of drug manufacturers and marketers. As we expand our product and service offerings, more of our products and services will likely be subject to Food and Drug Administration regulation.

      The federal antikickback law prohibits the knowing and willful solicitation, offer, payment, or receipt of "any remuneration (including any kickback, bribe or rebate) directly or indirectly, overtly or covertly, in cash or in kind" in return for referring an individual for healthcare services or supplies for which payment may be made in whole or in part under any federally-funded health care program. The statute extends both to physicians and non-physicians alike. At the state level, laws and regulations that prohibit the offer, payment, solicitation, or receipt of kickbacks in exchange for patient referral may use terms such as "bribes", "rebates", "commissions" or "fee-splitting" to describe the same prohibited conduct. Similarly, federal and state self-referral laws exist, which are aimed at curtailing over-utilization of health care services and supplies by generally prohibiting a physician who (or whose family) has a financial relationship with a facility or entity for health care services or supplies from referring patients to such a facility or entity for healthcare services or supplies.

      Until recently, Health Care Financing Administration guidelines prohibited transmission of Medicare eligibility information over the Internet. We are also subject to extensive regulation relating to the confidentiality and release of patient records. Additional legislation governing the distribution of medical records exists or has been proposed at both the state and federal level.

Intellectual Property

      We rely on a combination of copyright, trademark, and trade secret laws and our contractual obligations with employees and third parties to protect our proprietary rights. We do not currently own any issued patents, and other protection of our intellectual property is limited. Despite our efforts to protect our proprietary rights, it may be possible for a third party to copy or obtain and use our intellectual property without our authorization. In addition, other parties may breach confidentiality agreements or other protective contracts we have entered into, and we may not be able to enforce our rights in the event of these breaches.

      We have entered into confidentiality and invention assignment agreements with our employees and consultants, and nondisclosure agreements with our vendors and strategic partners to limit access to and disclosure of our proprietary information. We cannot be certain that these contractual arrangements or the other steps taken by us to protect our intellectual property will prevent misappropriation of our technology. We have licensed in the past, and expect that we may license in the future, some of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that the quality of the PlanetRx.com products brand is maintained by these licensees, we cannot assure that these licensees will not take actions that might hurt the value of our proprietary rights or reputation.

      We also rely on technologies that we license from third parties, such as IBM and Microsoft, the suppliers of key database technology, the operating system and specific hardware components for our service. We cannot be certain that these third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost, which could harm our business.

      We have filed applications for the registration of some of our trademarks and service marks in the U.S., including PlanetRx, PlanetRx.com, eCenter, HealthyReward and QuickClick Shopping. In addition, we are seeking patents for:
Tell-A-Friend, PlanetWhisper, DynamicStore and FloatingShoppingCart. We may be unable to secure these registered marks or patents. It is also possible that our competitors or others will use marks similar to ours, which could impede our ability to build brand identity and lead to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term PlanetRx.com or of the other terms above. Any claims or customer confusion related to our trademarks, or our failure to obtain trademark registration, would negatively affect our business.

      Our efforts to protect our intellectual property rights may not prevent misappropriation of our content. Our failure or inability to protect our proprietary rights could substantially harm our business.

Charitable Contributions

      In 1999, we donated 200,000 shares of our common stock to a foundation established by us. This foundation will make grants to charitable organizations. We are involving our employees in determining the organizations to which these shares are devoted.

                                  RISK FACTORS

      The following risk factors and other information included in this Report should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

Risks Related to Our Business

      Our limited operating history makes forecasting future results difficult. We were incorporated on March 31, 1995 and only began substantial operations in September 1998. Our PlanetRx.com website was launched on March 18, 1999. As a result of our limited operating history, it is difficult to accurately forecast our revenues and we have limited meaningful historical financial data upon which to base planned operating expenses. We base our current and future expense levels on our operating plans and estimates of future revenues and our expenses are to a large extent fixed. Our revenues and operating results are difficult for us to forecast because we operate with substantially no backlog. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected.

      We have a history of losses and we anticipate future losses and negative cash flow. Since our inception, we have incurred significant losses and negative cash flow, and we expect operating losses and negative cash flow to continue for the foreseeable future. We incurred net losses of $7,000 for the year ended 1996, $137,000 for the year ended 1997, $4.1 million for the year ended 1998 and $98.0 million for the year ended December 31, 1999. As of December 31, 1999, we had an accumulated deficit of $103.3 million. We anticipate that our losses will increase significantly from current levels because we expect to incur additional costs and expenses related to:

    . the development of the PlanetRx.com brand, marketing and other promotional activities;

    . the expansion of our inventory management and distribution operations at our facilities in Memphis, Tennessee or in new facilities established elsewhere;

    . the continued development of the PlanetRx.com website, our computer network and the systems that we use to process customers' orders and payments;

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

      Online sales of prescription drugs, non-prescription drugs, personal care products and medical supplies may not achieve market acceptance, which could result in slower revenue growth, loss of revenues and increased operating losses. If we do not attract and retain a high volume of online customers to our website at a reasonable cost, our business and operating results will be adversely affected. The online market for our products is in its infancy. We may not be able to convert a large number of consumers from traditional shopping methods to online shopping for prescription drugs, non-prescription drugs, personal care products and medical supplies. Specific factors that could prevent widespread consumer acceptance of the online sales of our products, include:

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

      If we fail to establish the PlanetRx.com brand or attract repeat customers, we may not be able to increase our revenues. We believe that we must continue to strengthen the PlanetRx.com brand, particularly because of the early stage and competitive nature of the online market for our products. If we fail to establish our brand quickly, we will be at a competitive disadvantage and may lose the opportunity to build a critical mass of customers. The development of our brand will depend largely on the success of our marketing efforts and our ability to provide consistent, high quality customer experiences. We cannot be certain that our brand promotion activities will be successful, or will result in increased revenues. If we achieve increased revenues, there can be no assurance that these revenues will be sufficient to offset the expenditures incurred in building our brand.

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

      We expect our quarterly financial results to fluctuate. We expect our revenues and operating results to vary significantly from quarter to quarter due to a number of factors, including:

    . our ability to attract visitors to the PlanetRx.com website and to convert those visitors into customers;

    . our ability to satisfy customer demand, retain existing customers and attract new customers at a reasonable cost;

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

    . purchasing patterns, including holiday purchasing patterns and the purchasing of seasonal products such as sunscreen and allergy medications; and

    . costs related to potential acquisitions of technologies or businesses.

      We currently expect that a majority of our revenues for the foreseeable future will come from orders of prescription drugs, non-prescription drugs, personal care products and medical supplies on our PlanetRx.com website as well as from sponsors on our satellite websites. The volume and timing of orders are difficult to predict because the online market for these products is in its infancy. Our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are fixed in the short term. As a result, a delay in generating or recognizing revenue for any reason could cause significant variations in our operating results from quarter to quarter and could result in greater than expected operating losses.

      Because our operating results fluctuate and are difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. In some future quarter, our operating results may fall below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

      We may be unable to significantly expand our customer base because of limited insurance reimbursement coverage for prescription drugs that we sell. We currently have limited access to insurance reimbursement coverage for our prescription products. The majority of purchases in the prescription drug market are paid for by third-party payors. A disproportionate dependence on purchases of prescriptions without reimbursement may limit our penetration of the prescription drug market, and may thus have an adverse impact on our business.

      Our relationship with Express Scripts, Inc. is complex and requires significant cash payments for which we may receive no benefit. In October 1999, we completed a series of agreements with Express Scripts, Inc. and its wholly owned subsidiary, YourPharmacy.com. These agreements involve many aspects of our business, including the sale of equity securities, the operation of our respective websites, significant cash payments to Express Scripts, and the inclusion of us as an authorized pharmacy in the Express Scripts network. These arrangements are complex and will require significant efforts to operate successfully. As a result, there are many risks related to these arrangements, including some that we may not have foreseen.

      In particular, we have committed to pay Express Scripts a minimum of $14.7 million annually for five years, with a potential five-year extension, plus an incremental fee based on Express Scripts members' activity on our website. Express Scripts has committed to actively promote us as Express Scripts' online pharmacy; however, we do not control the choice of ads and the advertising may not result in additional customers. If we are not successful in converting a significant number of Express Scripts members into customers, we may not receive any benefit from our cash payments to Express Scripts and our revenues will be harmed.

      Additionally, while our relationship with Express Scripts significantly broadens our ability to provide prescription medication to consumers with insurance reimbursement plans, it may not allow all of our potential customers to purchase these medications from us and receive insurance reimbursement.

      Due to Express Scripts' percentage of ownership of our common stock, it will be able to influence all matters requiring approval by our stockholders, including the approval of mergers or other business combinations.

      If we are not able to maintain existing contracts or obtain additional contracts with insurance companies and pharmacy benefit managers, our customers may not be able to obtain reimbursement for purchases of prescription products, which would impair our ability to expand our customer base. To obtain reimbursement on behalf of our customers for the prescription products that they purchase on our website, we need to obtain contracts with numerous insurance companies and pharmacy benefit managers.

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

      We may not be able to compete successfully against current and future competitors. We do business in a market that is highly competitive, and we expect competition to intensify in the future. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could harm our net revenue and results of operations. We currently or potentially compete with a variety of companies, many of which have significantly greater financial, technical, marketing and other resources. Our competitors include:

    . various online stores that sell prescription drugs as well as over-the-counter drug and health, wellness, beauty and personal care items;

    .  chain drugstores;

    .  independent drugstores and pharmacies;

    .  mass-market retailers;

    .  warehouse clubs; and

    .  pharmacy benefit managers that sell prescription drugs directly.

      Most traditional drugstores have operated for a longer period of time, have greater financial resources, have established marketing relationships with leading manufacturers and advertisers and have secured greater presence in distribution channels. Some of these companies may also commence or expand their presence on the Internet. We also compete with hospitals, HMOs and mail order prescription drug providers, all of whom are or may begin offering products and services, as well as healthcare related information similar to our content, over the Internet. Finally, we are aware of numerous other smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete directly with those offered at PlanetRx.com.

      We may face a significant competitive challenge from alliances entered into by our competitors. For instance, one of our direct online competitors, drugstore.com, has a relationship that gives them access to a major pharmacy benefit manager. Our competitors may continue to gain access to major pharmacy benefit managers, major HMOs or chain drugstores. The combined resources of these partnerships could pose a significant competitive challenge to PlanetRx.com and could prevent these pharmacy benefit managers, HMOs or chain drugstores from also entering into relationships with us and could limit our ability to penetrate the prescription drug market.

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

      Our gross margins may be affected by downward price pressure on pharmaceutical drugs. Third-party payors are increasingly challenging the price and cost-effectiveness of medical products and services. While we may be successful in gaining widespread access to insurance reimbursement, the efforts of third-party payors to contain costs will place downward pressures on gross margins from sales of prescription drugs. We cannot be certain that our products or services will be considered cost effective or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize adequate profit margins on prescription drugs. Our failure to realize adequate profit margins on prescription drugs would harm our business.

      We are dependent on strategic relationships with pharmaceutical companies to provide sponsorship revenue. If litigation or governmental interference affects the pharmaceutical companies' operations, our relationships may be adversely affected. In May 1999, we entered into a strategic alliance with a major pharmaceutical company. Under the terms of the agreement, this pharmaceutical company is the exclusive therapeutic disease state management sponsor within our diabetes.com community. In December 1999, we entered into an agreement with another major pharmaceutical manufacturer to develop a unique Web site for allergy sufferers. We plan to enter into similar agreements with other third parties in connection with the expansion of other PlanetRx.com communities. Payments by these companies to us for services that we provide to them may be at risk in future periods if these companies become subject to external interference.

      We depend on a limited number of suppliers and third-party carriers; if they do not perform, we will not be able to effectively ship orders. To generate the significant customer traffic, volume of purchases and repeat purchases that we believe are crucial to obtaining sufficient revenues, we must develop and maintain customer trust in the timing and accuracy of our product deliveries. We purchase a substantial majority of our prescription and over-the-counter products from one vendor, McKesson. We have a multi-year agreement with McKesson that requires us to purchase 80% of our prescription drugs, non-prescription drugs, home healthcare products, sundries and health and beauty aids from McKesson. However, if McKesson were unwilling or unable to supply products to us in sufficient quantities and in a timely manner, we may not be able to secure alternative suppliers on acceptable terms in a timely manner, or at all. Although our agreement with McKesson has a multi-year term, it can be terminated by us or by McKesson upon 60 days' notice.

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

      If we fail to provide updated healthcare content and other features that consumers demand, we will not be able to attract or retain customers, which would result in slower revenue growth. If we fail to update and improve our healthcare content and interactive tools in a timely and efficient manner, we may not be able to attract or retain customers. We must continue to provide professionally created healthcare content, interactive tools and other features that consumers demand. This will require the expenditure of significant funds and demand a material amount of time of senior management. In addition, we must also anticipate and respond quickly to consumer preferences and demands regarding healthcare information.

      Pharmacy or prescription processing errors could produce liability and significant negative publicity. Mistakes relating to the dispensation of prescription drugs could produce liability and negative publicity that would be adverse to our business. Pharmacies occasionally make mistakes relating to prescriptions, dosage and other aspects of the medication dispensing process. We expect that sales of pharmaceutical products will account for a significant percentage of our revenues. Because we distribute these products directly to the customer, we are the most visible participant in the medication distribution chain. While we do carry product liability insurance, it may be insufficient to cover potential claims.

      If a regulatory body alleges that we have engaged in the practice of medicine, we may be subject to significant liabilities. The practice of medicine requires licensing under applicable state law. It is not our intent to practice medicine and we have structured our websites and our business to avoid violation of state licensing requirements. However, a state regulatory authority could at some time allege that some portion of our business violates these statutes. An allegation that we practice medicine could result in significant liabilities. Further, any liability based on a determination that we engaged in the unlawful practice of medicine may be excluded from coverage under the terms of our general liability insurance policy.

      Information provided by our pharmacists or on our PlanetRx.com website or satellite websites may result in liability or negative publicity. In the event that our websites or our pharmacists provide erroneous or misleading information to our customers, we may be subject to liability or negative publicity that could have an adverse impact on our business. Our pharmacists are required by law to offer counseling to our customers about medication, dosage, delivery systems, common side effects and other information deemed to be significant by the pharmacists. Our pharmacists may have a duty to warn customers regarding any potential adverse effects of a prescription drug if the warning could reduce or negate these effects. This counseling is in part accomplished through e-mail, our toll-free telephone service and inserts included with the prescription, which may increase the risk of miscommunication because the customer is not personally present or may not have provided all relevant information to the pharmacist. In addition, information we provide through our Ask the Pharmacist service on our websites may subject us to liability to the extent that it contains any inaccuracies.

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

      We may be unable to accommodate increased consumer traffic on our website, which would limit our ability to increase sales. If we fail to accommodate increased traffic on our website, our business may be seriously harmed. Our commerce revenues depend on the number of customers who use our website to purchase products. We depend on the satisfactory performance, reliability and availability of our websites, transaction processing systems, network infrastructure, customer support center, distribution and shipping systems.

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

      We may suffer systems failures on our websites which could result in negative publicity and reduce the volume of products sold. From time to time, we have experienced temporary system interruptions in connection with dramatically increased traffic on our website in response to promotional activities. Although these interruptions have not significantly harmed our operations, any system failure that results in the unavailability of our websites or reduced order fulfillment performance could result in negative publicity and reduce the volume of products sold, which would negatively affect our business. The satisfactory performance, reliability and availability of our websites, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers and to maintain adequate customer service levels.

      In addition, because we outsource some aspects of our system, the cause of system interruptions may be outside of our control, and therefore we may not be able to correct any problem in a timely manner or at all. For example, we rely substantially on Cybercash to handle many of the elements of our transaction processing.

      Our growth and changing operations have placed a significant burden on our management system and resources, and any inability to manage this growth could result in higher operating costs and lower gross margins. We have expanded our operations rapidly since our inception and the launch of our PlanetRx.com website in March 1999. The number of our employees increased from 33 on December 31, 1998 to 433 on December 31, 1999. Additionally, many of our senior management have joined us within the last twelve months. We intend to hire additional personnel in order to pursue existing and potential market opportunities. Our growth has placed, and our anticipated future operations will continue to place, a significant strain on our management systems and resources, which could result in slower revenue growth, increased operating costs and lower gross margins. Our ability to successfully offer products and services and implement our business strategy in a rapidly evolving market requires an effective planning and management process. We also expect that we will need to continue to improve our transaction-processing, operational, financial and managerial controls and reporting systems and procedures as we grow.

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

      If we are unable to attract and train adequate numbers of customer service personnel, we may not be able to provide sufficient customer service. Our business depends in part on our ability to maintain superior customer service. If we are unable to attract and train adequate numbers of customer service personnel, our efforts to establish our brand may be harmed and our business results may be impaired. We will need to commit significant additional financial resources to attract and train customer service personnel in order to provide our customers with high quality customer service.

      We may be unable to expand the breadth and depth of our product offerings in a cost-effective and timely manner. It is important to our future success to expand the breadth and depth of our product offerings. For example, we recently introduced the sale of branded cosmetics and salon hair care products on our PlanetRx.com website. Expansion of our product categories and product offerings in this manner will require significant additional expenditures and could strain our management, financial and operational resources. For example, we may need to incur significant marketing expenses, develop relationships with new suppliers or manufacturers, or comply with new regulations. We cannot be certain that we will be able to expand our product categories or offerings in a cost-effective or timely manner, or that we will be able to offer every product in demand by our customers. Furthermore, any new product offering that is not favorably received by consumers could damage our reputation. The lack of market acceptance of new products or our inability to generate satisfactory revenues from expanded product offerings to offset their costs could harm our business.

      If we do not successfully expand our distribution operations, we may not be able to meet customer demand, which would result in loss of customers and revenues. If we do not successfully expand our distribution operations on an ongoing basis to accommodate increases in demand, we will not be able to fulfill our customers' orders in a timely manner, which would harm our business. All of our distribution operations are handled at our facilities in Memphis, Tennessee. Any future expansion may cause disruptions in our business and may be insufficient to meet our ongoing distribution requirements.

      We may be unable to meet our future capital requirements, which would impair our ability to fund our operations. We require substantial working capital to fund our operations. We expect that funds from operations and the proceeds from the sale of our common stock will be sufficient to fund our operations for the next twelve months, but we cannot assure you that we will be able generate sufficient funds from our operations after that time, in which case, we may need to raise additional funds. However, we cannot be sure that additional financing would be available to us on favorable terms or at all.

      If we raise funds by issuing equity, equity-related or debt securities, these securities may have rights, preferences and privileges that are senior to our existing common stock. In addition, the issuance of these securities may cause immediate and substantial dilution to our existing stockholders.

      We face the risk of inventory theft and diversion, which could result in increased operating costs. Many of our products are valuable, and their small size and packaging render them particularly susceptible to theft and diversion in the course of fulfillment and distribution. If the security measures we use at our distribution center and during the distribution process do not prevent significant inventory theft and diversion, our gross profit margins and results of operations may be harmed.

      If our online security measures fail, we could incur significant liabilities. If third parties were able to penetrate our network security or otherwise misappropriate our users' personal information, such as prescription or health condition information, we could be subject to liability, including lawsuits. This would be costly, divert the attention of our management and cause significant harm to our reputation.

      We are exposed to risks associated with credit card fraud, which may reduce collections and discourage online transactions. If we fail to adequately control fraudulent credit card transactions, our revenues and results of operations would be harmed because we do not carry insurance against this risk. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder's signature.

      If one or more of our pharmacy licenses is not renewed, we may not be able to ship our products into markets into which we currently deliver our products. We currently hold pharmacy licenses that allow us to ship into all U.S. states and territories, and these licenses generally must be renewed on an annual basis. If one or more of these licenses is not renewed, for whatever reason, our business and reputation would be significantly harmed.

      Government regulation of the health care and pharmacy industries may expose us to risks that we may be fined or exposed to civil or criminal liability, receive negative publicity or be prevented from shipping products into one or more states. Our business is subject to extensive federal, state, and local regulations, many of which are specific to pharmacies and the sale of over-the-counter drugs. Many of these regulations are new and subject to varying interpretations, which makes the task of assuring compliance difficult. Noncompliance with one or more of these regulations could result in substantial fines and other monetary penalties, exclusion from participation in some networks, and/or criminal sanctions which could adversely affect our business.

      We are also subject to laws and regulations regarding homeopathic drugs, and we may face enforcement actions, lawsuits or claims asserting that we have not complied with these laws and regulations. As we expand our product and service offerings, more of our products and services will likely be subject to regulation by the FDA, which regulates drug advertising and promotion. Complying with FDA regulations is time consuming, burdensome and expensive, and could delay our introduction of new products and services.

      The U.S. House of Representatives Committee on Commerce and the General Accounting Office are conducting a review of online pharmacies, including the current laws that govern pharmacy operations, and the potential for abuses by some online sites, focusing on those that do not require the submission of a valid prescription issued by the customer's physician. In addition, in December 1999 the Clinton administration announced a proposal to eliminate illegal sales of prescription drugs over the Internet by unlicensed Web site operators. If approved by Congress, the proposal would, among other things, establish new federal requirements for Internet pharmacies to ensure that they comply with state and federal laws, create new civil penalties for the illegal sale pharmaceuticals, and authorize additional federal enforcement powers. We believe that any regulations resulting from these investigations or the Clinton administration's proposal will likely result in increased reporting and monitoring requirements, which could be burdensome and increase our expenses. Other legislation and regulations currently being considered at the federal and state level could affect our business, including legislation or regulations relating to confidentiality of patients records, including electronic access and storage of such records, as well as the inclusion of prescription drugs as a Medicare benefit. In addition, various state legislatures are considering new legislation related to the regulation of nonresident pharmacies. Compliance with new laws or regulations could increase our expenses.

      The Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions, standard identifiers, security and other provisions by the year 2000. Regulations have been proposed to implement these requirements, and we are designing our applications to comply with the proposed regulations. However, until these regulations become final, possible changes in these regulations could cause us to sue additional resources and lead to delays as we revise our Web site and operations.

      Until recently, Health Care Financing Administration guidelines prohibited transmission of Medicare eligibility information over the Internet. We are also subject to extensive regulation relating to the confidentiality and release of patient records. Additional legislation governing the distribution of medical records exists or has been proposed at both the state and federal level. It may be expensive to implement security or other measures designed to comply with any new legislation. Moreover, we may be restricted or prevented form delivering patient records electronically. This could have an adverse impact on our ability to gain and retain customers.

      Our facilities, systems and operations are vulnerable to natural disasters and other unexpected problems. Fire, flood, power loss, telecommunications failure, break-ins, earthquakes, tornadoes and similar events could damage our communications hardware and other computer hardware operations, which are located in South San Francisco, California and our distribution center and pharmacy, which are located in Memphis, Tennessee. This could cause interruptions or delays in our business, loss of data or render us unable to accept and fulfill customer orders. In addition, computer viruses, electronic break-ins or other similar disruptions could harm our websites. We have no formal disaster recovery plan and our insurance may not adequately compensate us for losses that may occur due to failures or interruptions in our systems.

      The loss of any of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could result in an inability to manage our growing operations. The loss of the services of one or more of our key personnel could seriously disrupt our business. We depend on the continued services and performance of our senior management and other key personnel, particularly William J. Razzouk, Chief Executive Officer and Chairman of the Board. Our future success also depends upon the continued service of our executive officers and on our ability to attract and retain key sales, marketing and support personnel, as well as pharmacists and software developers. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. Many of our senior management joined us within the last twelve months, including Michael Beindorff our President and Chief Operating Officer, and Steve Valenzuela, our Senior Vice President and Chief Financial Officer. Our future success depends on the ability of these officers to effectively work together with our original management team. Except for Mr. Razzouk, none of our officers or key employees is bound by an employment agreement. Our relationships with these officers and key employees are at will. We do not have "key person" life insurance policies covering any of our employees.

      We may be unable to protect the intellectual property rights upon which our business relies, which could harm our competitiveness and cause customer confusion. We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. These legal protections afford only limited protection for our intellectual property and trade secrets. We have filed applications for United States trademark registrations for, among others, "PlanetRx.com." We may be unable to secure this registration. It is also possible that our competitors or others will adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term PlanetRx.com. Any claims or customer confusion related to our trademark, or our failure to obtain trademark registration, would negatively affect our business.

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

      We may not be able to acquire new domain names or maintain our existing ones. Our strategy is dependent, in part, on our ability to use our satellite websites and domain names to increase revenues. We believe that operating satellite websites with names like "diabetes.com" that consumers can easily locate and that provide useful information will attract consumers to these websites and, by having links to the PlanetRx.com website, will increase traffic and revenue opportunities. We currently hold the Internet domain name "PlanetRx.com," as well as various other related names, including arthritis.com, diabetes.com and cancer.com. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the U.S. and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names, which could result in the creation of domain names similar to ours. As a result, we may be unable to acquire or maintain the "PlanetRx.com" domain name or our other domain names in all of the countries in which we conduct business.

      The relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights.

      We may face costly product liability claims by consumers. The products we carry, including prescription drugs, non-prescription drugs and dietary supplements, are particularly susceptible to product liability claims. Any claim of product liability by a consumer against us, regardless of merit, could be costly financially and could divert the attention of our management. It could also create negative publicity, which would harm our business. Although we maintain product liability insurance, it may not be sufficient to cover a claim if one is made.

      We may be found to infringe proprietary rights of others, which could result in significant liabilities. Third parties may claim infringement by us with respect to past, current or future proprietary rights. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any infringement claim, whether meritorious or not, could be time-consuming, result in costly litigation or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on terms acceptable to us or at all.

      If we engage in any acquisitions, we will incur a variety of costs, and the anticipated benefits of the acquisition may never be realized. If appropriate opportunities present themselves, we may attempt to acquire businesses, technologies, services or products that we believe are a strategic fit with our business. We currently have no commitments or agreements with respect to any material acquisitions and no material acquisition is currently being pursued. If we do undertake any transaction of this sort, the process of integrating an acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, the anticipated benefits of any acquisition may fail to be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could adversely affect our business, results of operations and financial condition.

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

      Year 2000 issues could affect our business. Even though the date is now past January 1, 2000 and we have not experienced any immediate adverse impact from the transition to the Year 2000, we cannot provide assurance that our suppliers and customers have not been affected in a manner that is not yet apparent. In addition, certain computer programs that were date sensitive to the Year 2000 may not process the Year 2000 as a leap year and any negative consequential effects may remain unknown.

      We are controlled by officers, directors and entities affiliated with them. Based upon shares outstanding as of January 31, 2000, executive officers, directors and entities affiliated with them will, in the aggregate, beneficially own approximately 54.9% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

      Antitakeover provisions applicable to us could preclude an acquisition, even if an acquisition would be beneficial to our stockholders. Provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

      We depend on continued use of the Internet and growth of the online drugstore market. Our future revenues and profits, if any, substantially depend upon the widespread acceptance and use of the Internet as an effective medium of business and communication by our target customers. Rapid growth in the use of and interest in the Internet has occurred only recently. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of consumers may not adopt, and continue to use, the Internet and other online services as a medium of commerce.

      In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. Our success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services.

      Further, the online market for drugstore products is in its infancy. The market is significantly less developed than the online market for books, auctions, music, software and numerous other consumer products. Even if use of the Internet and electronic commerce continues to increase, the rate of growth, if any, of the online drugstore market could be significantly less than the online market for other products. Our rate of revenue growth could therefore be significantly less than other online merchants.

      If we do not respond to rapid technological changes, our services could become obsolete and our business would be seriously harmed. As the Internet and online commerce industry evolve, we must license leading technologies useful in our business, enhance our existing services, develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We may not be able to successfully implement new technologies or adapt our Web store, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If we are unable to do so, it could adversely impact our ability to build the PlanetRx.com brand and attract and retain customers.

Risks Related to Regulation of Internet Commerce

      If we are required to charge taxes on purchases, we may have to increase prices, which could lead to a loss of sales, or could result in increased net losses. We do not collect sales or other similar taxes in respect of goods sold by PlanetRx.com, except from purchasers located in California, Tennessee and Missouri. However, one or more additional states may seek to impose sales tax collection obligations on out-of-state companies which engage in or facilitate online commerce, and a number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could adversely affect our ability to derive financial benefit from our commercial activities. Additionally, the imposition of these taxes would force online retailers to manage a more complex transaction processing system.

      Government regulation of the Internet and data transmission over the Internet could affect our operations. Our customers regularly provide us with confidential information, such as personal health information and credit card numbers. Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. A recent session of the United States Congress resulted in legislation governing children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations. Laws governing the Internet, however, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business.

      We may face potential liability for invasion of privacy. We have a policy against using personally identifiable information obtained from users of our online personal service infrastructure without the user's permission. In the past, the Federal Trade Commission has investigated companies that have used personally identifiable information without permission or in violation of a stated privacy policy. If we use this information without permission or in violation of our policy, we may face potential liability for invasion of privacy for compiling and providing information to our corporate customers and strategic partners.

ITEM 2. PROPERTIES

      The Company's principal executive offices are located in South San Francisco, California, where the company leases approximately 31,000 square feet under a lease that expires in June 2002. The Company also leases an aggregate of approximately 165,000 square feet for our distribution facilities in Memphis, Tennessee, under three leases that expire in September and December 2003 and July 2004.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

      Market Information. On October 7, 1999, the Company's common stock began trading on the NASDAQ National Market under the symbol "PLRX." Prior to that date, there was no public market for our common stock. The following table sets forth the high and low closing sale prices for the common stock for the period indicated, as reported by the NASDAQ National Market.

                                                            Common Stock Price
                                                           --------------------
                                                              High       Low
                                                           ---------  ---------
        Year ended December 31, 1999
          Fourth Quarter (from October 7, 1999)........... $   26.00  $   14.50

      As of January 31, 2000 there were 408 stockholders of record of the common stock, although there are a larger number of beneficial owners.

Dividends

      We have never declared or paid cash dividends on its common stock. We currently intend to retain all future earnings to finance future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Changes in Securities

      None.

Recent Sales of Unregistered Securities

      None.

ITEM 6. SELECTED FINANCIAL DATA
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 March 31, 1995
                               Year Ended December 31,           (inception) to
                         --------------------------------------   December 31,
                           1999      1998      1997      1996         1995
                         --------  --------  --------  --------  --------------
Statement of Operations
 Data:

Net revenue:
  E-commerce............ $  7,856  $     --  $     --  $     --    $         --
  Sponsorship...........    1,143        --        --        --              --
                         --------  --------  --------  --------    ------------
                            8,999        --        --        --              --
                         ========  ========  ========  ========    ============
Cost of net revenue:
  E-commerce............    7,489        --        --        --              --
  Sponsorship...........      100        --        --        --              --
                         --------  --------  --------  --------    ------------
                            7,589        --        --        --              --
                         --------  --------  --------  --------    ------------
Gross profit............    1,410        --        --        --              --
                         --------  --------  --------  --------    ------------
Operating expenses:
  Marketing and sales...   55,184       907        --        --              --
  Product development...   12,946     1,025       113         7              22
  General and
   administrative.......    6,448       541        23        --              --
  Amortization of
   intangible assets....    9,627        --        --        --              --
  Stock-based
   compensation.........   15,647     1,650        --        --              --
                         --------  --------  --------  --------    ------------
    Total operating
     expenses...........   99,852     4,123       136         7              22
                         --------  --------  --------  --------    ------------
Operating loss..........  (98,442)   (4,123)     (136)       (7)            (22)
Interest income.........    2,691        38        --        --              --
Interest expense........   (2,263)       (2)       (1)       --              --
                         --------  --------  --------  --------    ------------
Net loss................ $(98,014) $ (4,087) $   (137) $     (7)   $        (22)
                         ========  ========  ========  ========    ============
Effect of anti-dilution
 provisions of Series B
 Preferred Stock........   (1,009)       --        --        --              --
Net loss available to
 Common stockholders.... $(99,023) $ (4,087) $   (137) $     (7)   $        (22)
                         ========  ========  ========  ========    ============
Basic and diluted net
 loss per share(1)...... $  (7.74) $  (9.12) $     --  $     --    $         --
                         ========  ========  ========  ========    ============
Basic and diluted pro
 forma net loss per
 share(1)............... $  (3.52)
                         ========
Weighted average shares
 used to compute basic
 and diluted net loss
 per share(1)...........   12,790       448        --        --              --
                         ========  ========  ========  ========    ============
Weighted average shares
 used to compute pro
 forma basic and diluted
 net loss per share(1)..   28,137
                         ========

                                               December 31,
                               ---------------------------------------------
                                 1999     1998     1997      1996     1995
                               -------- -------- --------  -------- --------
                                              (in thousands)
Balance Sheet Data:

Cash and cash equivalents..... $116,748 $    935 $     15  $      5 $      5
Working capital (deficit).....  122,595      581      (19)        1        3
Total assets..................  338,515    5,707       36         7        7
Borrowings and capital lease
 obligations, long-term.......    6,847        2       10        --       --
Total stockholders' equity
 (deficit)....................  315,645    3,469       (8)        3        5

--------
(1) See Note 1 of Notes to the Financial Statements for an explanation of the determination of the number of shares and share equivalents used in computing per share and pro forma per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this document are based on information available us on the date hereof, we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, prospective investors should carefully consider the information set forth below under the caption "Risk Factors" in addition to the other information set forth herein. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

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

      We were incorporated in Delaware on March 31, 1995 and were in development stage through December 31, 1998. In March 1999, upon the launch of our website, we began to recognize our initial revenues. In October 1999, we completed our initial public offering. From our inception through the launch of our PlanetRx.com website, we did not generate any sales and our operating activities consisted mainly of developing our business model, constructing our websites and transaction processing system, researching and developing health-related content, recruiting and training employees, gaining necessary funding, negotiating advertising contracts with several of the major Internet portals, building our pharmacy and distribution center and establishing the PlanetRx.com brand name.

      Since launching our PlanetRx.com website, we have continued these activities and, in addition, increased the breadth of our product offerings, expanded our online information resources, developed new services such as online communities, community message boards and support groups and identified and executed strategic partnerships.

      In January 2000, we signed an agreement with CCN, the nation's largest PPO (preferred provider organization), making PlanetRx.com the exclusive online pharmacy for CCN whose members include eight million HMO lives and 24-million worker compensation lives. The agreement also provides us access to CCN's 340,000 participating physicians. We are developing marketing plans together with CCN to promote PlanetRx.com as the Internet destination for CCN members to fill prescriptions online. The Company will record fees paid under the agreement as marketing and sales expense as incurred.

      In December 1999, working through Express Scripts, we entered into a strategic alliance with a pharmaceutical company. Under the terms of the agreement, the company is the exclusive sponsor within our unique Web site for allergy sufferers.

      In October 1999, we completed our initial public offering of 6,900,000 shares (including the exercise of the underwriter's overallotment option) at a price of $16.00 per share. We received net cash proceeds of approximately $101.0 million, after underwriting discounts and offering costs.

      In October 1999, we completed a series of agreements with Express Scripts, Inc. and its wholly owned subsidiary, YourPharmacy.com. We issued 10,369,990 shares of its Common Stock, valued at approximately $168.0 million to Express Scripts, in exchange for selected assets totaling $86,000 and liabilities totaling $3.4 million of YourPharmacy.com. The total purchase price of approximately $193.5 million also consisted of the estimated fair value of 1,810,019 options to purchase the our Common Stock in exchange for outstanding YourPharmacy.com options, as well as direct acquisition costs. The allocation of the purchase price resulted in an excess purchase consideration over tangible net liabilities of approximately $193.4 million, which has been allocated to intangible assets being amortized over 5 years. We amortized approximately $8.4 million for the year ended December 31, 1999, and expects to amortize $38.7 million in 2000, 2001, 2002 and 2003, and $30.3 million in 2004.
Results of operations for YourPharmacy.com have been included with ours for periods subsequent to the date of acquisition.

      In addition to the acquisition of YourPharmacy.com, Inc., the Company completed an agreement with Express Scripts in which members are able to use their reimbursement plan to fill prescriptions at PlanetRx.com.

      The Company entered into a separate agreement with Express Scripts in which PlanetRx.com will pay Express Scripts a marketing fee for the promotion of the PlanetRx.com website. The Company is obligated to pay five annual payments of $14.7 million. The Company may be obligated to pay additional incremental amounts based on Express Scripts' member activity on the PlanetRx.com website. Express Scripts has committed to invest a substantial portion of this fee in marketing PlanetRx.com to Express Scripts' 37.5 million members in the year 2000. At December 31, 1999, the Company has recorded $3.2 million of accrued marketing expense related to this agreement.

      In September 1999, we entered into a three-year sponsorship and a three-year content license agreement with iVillage, Inc. Under the terms of the agreements, we will be provided with a specific number of advertising impressions featuring us as the exclusive online full service pharmacy devoted to health and wellness needs and rights to certain online content. In consideration, we have agreed to pay approximately $22.5 million over a three-year term. In addition, to further enhance the strategic relationship between iVillage and us, we issued 371,103 shares of series D preferred stock to iVillage for aggregate consideration of $7.5 million. We paid $9.0 million during the year ended December 31, 1999 and recognized $1.1 million and $800,000 million in advertising expense and content acquisition expense, respectively during that same period.

      In May 1999, we entered into a strategic alliance with a major pharmaceutical company. Under the terms of the agreement, this pharmaceutical company is the exclusive therapeutic disease state management sponsor within our diabetes.com community. We plan to enter into similar agreements with other third parties in connection with the expansion of other PlanetRx.com communities.

      In December 1998, we entered into a three-year marketing agreement with AOL. Under the terms of the agreement, AOL will provide us with advertising featuring us as an online pharmacy in exchange for $15.0 million over the three-year term. We paid $6.3 million and $1.2 million during the years ended December 31, 1999 and 1998, respectively. We recognized $4.0 million in advertising expense for the year ended December 31, 1999 under this agreement.

      To date, we have entered into a number of intellectual property acquisitions and strategic agreements and have focused on increasing the number of visitors to our websites and increasing our sales volume. In December 1998, we issued approximately 198,000 shares of common stock to an employee for services rendered in connection with the acquisition and transfer of domain names. We recorded the estimated fair value of the stock of $614,000 as a prepaid asset, and reclassified such amount to intangible assets upon the transfer of such names in January 1999. The fair value of the stock will be amortized as stock-based compensation expense over the estimated useful life, which is deemed to be two years. In June 1999, we issued approximately 342,000 shares of common stock to a company affiliated with an employee for additional domain names. We recorded the estimated fair value of the stock of $3.8 million as an intangible asset. The fair value of the stock will be amortized as stock-based compensation expense over the estimated useful life, which is deemed to be two years. We are currently incorporating these domain names into the PlanetRx.com community.

      In March 2000, the exclusive therapeutic disease state management sponsor on our diabetes.com website voluntarily withdrew one of their diabetes drugs from the market following a request from the US Food and Drug Administration. We are uncertain of the impact this action will have on our future sponsorship revenues related to the agreement with this sponsor.

Results of Operations
      Net Revenue. We commercially launched the PlanetRx.com website on March 18, 1999. Prior to our launch, we generated no net revenue. Net revenues for the year ended December 31, 1999 were $9.0 million. Of this amount, $7.9 million, or 87%, was e-commerce revenue and $1.1 million, or 13%, was sponsorship revenue. We recognize revenue from product sales, net of allowances for coupons, discounts and estimated returns, when the product is shipped from our warehouse to the customer. Outbound shipping and handling charges, which are charged to the customer, are included in net revenue. We provide an allowance for sales returns, based on historical experience, in the period revenues are recognized. Payment for product sales is generally made by credit card. We recognize sponsorship revenue ratably over the related service period.

Cost of Net Revenue

      Our cost of net revenue for the year ended December 31, 1999 was $7.6 million. Our gross margin that period was 16%. Prior to our commercial launch of our PlanetRx.com website on March 18, 1999, we generated no costs of net revenue.

      E-commerce. Our cost of net revenue resulting from e-commerce for the year ended December 31, 1999 was $7.4 million resulting in a gross margin on e-commerce of 5% for the period. Cost of e-commerce net revenue consists primarily of the costs of products sold to customers and costs of outbound and inbound shipping. We expect that our e-commerce margins will fluctuate in the future as we continue with our customer acquisition programs.

      Sponsorship. Our cost of net revenue resulting from sponsorship for the year ended December 31, 1999 was $100,000 resulting in a gross margin on sponsorship of 91%. Cost of sponsorship net revenue consists primarily of amounts paid to the former owners of Internet domain names that have been incorporated into some of our PlanetRx.com communities. These amounts are typically a percentage of sponsorship revenue generated in connection with the corresponding community and are generally capped at a specific dollar amount. Cost of sponsorship net revenue may also include Internet access fees and online hosting charges. We expect that the cost of sponsorship revenue will increase in absolute dollars to the extent that our sponsorship revenue increases.

Operating Expenses

      Marketing and Sales. Marketing and sales expenses increased to approximately $55.2 million during the year ended December 31, 1999 from approximately $900,000 for the year ended December 31, 1998. Marketing and sales expenses consist primarily of advertising and promotional expenditures, costs of product distribution, including order processing, credit card commission fees, equipment and supplies, as well as payroll-related expenses. The year-to-year increases are due primarily to costs relating to marketing and promotional campaigns as well as costs related to order processing and distribution and growth in headcount. We expect that as our e-commerce revenue increases and as we continue to focus on aggressively marketing the PlanetRx.com brand, our marketing and sales expenses will increase in absolute dollars.

      Product Development. Product development expenses were $12.9 million for the year ended December 31, 1999 compared to $1.0 million and $100,000 for the years ended December 31, 1998 and 1997, respectively. Product development costs, consisting primarily of payroll-related expenses for website development and information technology personnel, Internet access fees, online hosting charges and costs associated with creating and purchasing editorial and licensed content, are expensed as incurred, except for certain software development costs. In January 1999, we adopted Statement of Position ("SOP") 98-1, which requires development costs associated with internal use software to be charged to operations until certain capitalization criteria are met. There was no significant impact on our financial position or operating results due to this adoption. The year-to-year increases are related to the expansion of our websites and system development and related increased headcount. We believe that continued investment in product development is critical to attaining our strategic objectives and, as a result, we expect product development expenses to increase in absolute dollars.

      General and Administrative. General and administrative expenses were $6.4 million for the year ended December 31, 1999 compared to $500,000 and $23,000 for the years ended December 31, 1998 and 1997, respectively. General and administrative expenses consist primarily of payroll-related expenses for executive and administrative personnel, corporate facility expenses, professional service expenses, travel and other general corporate expenses. The year-to-year increases are primarily related to increases in headcount, professional service fees, and facilities costs. We expect general and administrative expenses to increase in absolute dollars as we expand our staff and incur additional costs related to the anticipated growth of our business.

      Amortization of Intangible Assets. Amortization of intangible assets was $9.6 million for the year ended December 31, 1999. Prior to 1999, we had recorded no amortization of intangible assets. The amortization recorded in 1999 is attributable to the amortization of intellectual property related to domain names acquired in 1998 and 1999 and intangible assets resulting from the purchase of selected assets and liabilities of YourPharmacy.com. The fair value of the intangible assets associated with the domain names is amortized over their estimated useful lives, which is deemed to be two years, while the intangible assets associated with YourPharmacy.com are being amortized over five years.

      Stock-Based Compensation. We recorded total deferred stock-based compensation of approximately $33.1 million for the twelve months ended December 31, 1999 and approximately $4.6 million for the year ended December 31, 1998, primarily in connection with stock options granted during these periods. Our resulting amortization of deferred stock-based compensation totaled approximately $11.3 million and $900,000 for the years ended December 31, 1999 and 1998, respectively. Our deferred compensation of approximately $25.5 million will be amortized through 2004.

      Interest Income and Expense. Interest income was $2.7 million for the year ended December 31, 1999 compared to $38,000 for the year ended December 31, 1998. Interest income consists of earnings on our cash and cash equivalents and short-term investments, and the year-to-year increase relates to higher average balances in these asset accounts. Interest expense was $2.3 million for the year ended December 31, 1999 compared to $2,000 for the year ended December 31, 1998. Interest expense consists of interest associated with our notes payable, borrowings and capital lease obligations. As of December 31, 1999 and December 31, 1998 the balance outstanding under our interest-bearing liabilities was approximately $7.3 million compared to approximately $600,000 as of December 31, 1998. We had no substantial interest bearing assets or liabilities during the year ended December 31, 1997.

      Interest expense also includes the non-cash amortization of prepaid debt issuance costs associated with a warrant and purchase option issued during 1999 in connection with one of our financing arrangements. The warrant and purchase option provided for the purchase of up to 716,000 shares of our series B preferred stock for approximately $5.00 per share. During 1999, we recorded approximately $1.8 million as the fair value of the warrant and purchase option and recognized non-cash interest expense of approximately $1.8 million.

      Income Taxes. At December 31, 1999, we had a fully reserved deferred tax asset of $23.9 million. We have incurred losses from inception through December 31, 1999 and believe, based upon the history of such losses and other factors, that the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets and thus a full valuation reserve has been recorded through December 31, 1999. See Note 6 of Notes to Financial Statements.

Liquidity and Capital Resources

      PlanetRx.com invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. Prior to our initial public offering, which closed in October 1999, we financed our operations primarily through private sales of convertible preferred stock and common stock. At December 31, 1999, we had cash and cash equivalents and investments in marketable debt securities totaling $116.7 million compared to $900,000 at December 31, 1998.

      Net cash used in operating activities was approximately $72.1 million for the year ended December 31, 1999, primarily a result of our net loss as well as increases in prepaid expenses and inventories, partially offset by increases in accounts payable, accrued expenses and non-cash charges for depreciation and amortization. For the year ended December 31, 1998, net cash used in operating activities was approximately $2.0 million primarily consisting of net losses as well as increases in prepaid expenses, partially offset by increases in accounts payable, accrued expenses and non-cash charges for interest, depreciation, amortization, and charitable contributions.

      Net cash used in investing activities was approximately $75.0 million during the year ended December 31, 1999 and $2.9 million during the year ended December 31, 1998. Net cash used in investing activities for the year ended December 31, 1999, consisted of net purchases of short-term investments of approximately $65.1 million and purchases of property and equipment of $9.9 million. Net cash used in investing activities for the year ended December 31, 1998, consisted of the acquisition of equipment and systems, including computer equipment and fixtures and furniture.

      Net cash provided by financing activities of $197.8 million during the year ended December 31, 1999, was primarily attributable to the October 1999 initial public offering of 6,900,000 shares of common stock for net proceeds of approximately $101.0 million and other issuances of preferred and common stock. For the year ended December 31, 1998, net cash provided by financing activities was $5.9 million, consisting primarily of proceeds of $5.2 million from the issuance of preferred stock.

      As of December 31 1999, our principal commitments consisted of obligations outstanding under operating leases, a note payable and marketing agreement with certain Web portals aggregating approximately $102.9 million through 2005. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel.

      We believe that existing cash and investments will be sufficient to meet our operating requirements for at least the next twelve months; however, we may need to raise additional funds prior to the expiration of such period. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

Recent accounting pronouncements

      In June 1998 and 1999, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" and SFAS No. 137, "Accounting for Derivatives and Hedging Activities--Deferral of the Effective Date of SFAS No. 133" ("SFAS 133"), respectively. SFAS 133 is effective for all fiscal quarters beginning with the quarter ending June 30, 2000. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will adopt SFAS 133 in its quarter ending June 30, 2000 and does not expect such adoption to have an impact on the Company's results of operations, financial position or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash, cash equivalents and short-term investments. Due to the short-term nature of these investments and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk to us.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Financial Statements:

Report of Independent Accountants........................................   41

Balance Sheets at December 31, 1999 and 1998.............................   42

Statements of Operations for each of the three years in the period ended
 December 31, 1999.......................................................   43

Statements of Stockholders' Equity (Deficit) for each of the three years
 in the period ended December 31, 1999...................................   44

Statements of Cash Flows for each of the three years in the period ended
 December 31, 1999.......................................................   45

Notes to Financial Statements............................................   46

All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto

Supplementary Financial Data:

  Quarterly Financial Data (unaudited) for the two years ended December
   31, 1999..............................................................   62

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
 and Stockholders of PlanetRx.com, Inc.

      In our opinion, the accompanying balance sheets and the related statements of operations, of cash flows and of changes in stockholders' equity (deficit) present fairly, in all material respects, the financial position of PlanetRx.com, Inc. at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                         /s/ PricewaterhouseCoopers LLP

San Francisco, California
January 18, 2000, except for
 Note 13, which is as of
 March 23, 2000

                               PLANETRX.COM, INC.
                                 BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                            December 31,
                                                        ---------------------
                                                           1999        1998
                                                        ---------   ---------
ASSETS

Current assets:
  Cash and cash equivalents............................ $  51,629   $     935
  Short-term investments...............................    65,119          --
  Inventories..........................................     2,276          18
  Prepaid expenses and other current assets............    19,594       1,864
                                                        ---------   ---------
    Total current assets...............................   138,618       2,817
Property and equipment, net............................    10,884       2,809
Intangible assets, net.................................   188,115          --
Other assets...........................................       898          81
                                                        ---------   ---------
                                                        $ 338,515   $   5,707
                                                        =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................... $   7,099   $   1,600
  Accrued expenses.....................................     8,444          28
  Deferred revenue.....................................         8          --
  Borrowings, current..................................       418         600
  Capital lease obligations, current...................        54           8
                                                        ---------   ---------
    Total current liabilities..........................    16,023       2,236
Borrowings, long-term..................................     6,582          --
Capital lease obligations, long-term...................       265           2
                                                        ---------   ---------
                                                           22,870       2,238
                                                        ---------   ---------
Commitments and contingencies (Note 8)

Stockholders' equity:
  Preferred Stock: issuable in series, $0.0001 par
   value; 5,000 and 28,000 shares authorized,
   respectively; none and 11,039 actual shares issued
   and outstanding, respectively.......................        --           1
  Common Stock: $0.0001 par value; 100,000 and 42,000
   shares authorized, respectively; 52,286 and 6,592
   shares issued and outstanding, respectively.........         5          --
  Additional paid-in capital...........................   444,405      11,438
  Notes receivable from stockholders...................       (35)        (35)
  Deferred stock-based compensation....................   (25,454)     (3,682)
  Accumulated deficit..................................  (103,276)     (4,253)
                                                        ---------   ---------
    Total stockholders' equity.........................   315,645       3,469
                                                        ---------   ---------
                                                        $ 338,515   $   5,707
                                                        =========   =========

   The accompanying notes are an integral part of these financial statements.

                               PLANETRX.COM, INC.
                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                               Year Ended December 31,
                                           ---------------------------------
                                              1999        1998        1997
                                           ---------   ---------   ---------
Net revenue:
  e-commerce.............................. $   7,856   $      --   $      --
  Sponsorship.............................     1,143          --          --
                                           ---------   ---------   ---------
                                               8,999          --          --
                                           ---------   ---------   ---------
Cost of net revenue:
  e-commerce..............................     7,489          --          --
  Sponsorship.............................       100          --          --
                                           ---------   ---------   ---------
                                               7,589          --          --
                                           ---------   ---------   ---------
Gross profit..............................     1,410          --          --
                                           ---------   ---------   ---------
Operating expenses:
  Marketing and sales.....................    55,184         907          --
  Product development.....................    12,946       1,025         113
  General and administrative..............     6,448         541          23
  Amortization of intangible assets.......     9,627          --          --
  Stock-based compensation................    15,647       1,650          --
                                           ---------   ---------   ---------
    Total operating expenses..............    99,852       4,123         136
                                           ---------   ---------   ---------
Operating loss............................   (98,442)     (4,123)       (136)
Interest income...........................     2,691          38          --
Interest expense..........................    (2,263)         (2)         (1)
                                           ---------   ---------   ---------
Net loss.................................. $ (98,014)  $  (4,087)  $    (137)
                                           =========   =========   =========
Effect of antidilution provisions of
 Series B Preferred Stock.................    (1,009)         --          --
                                           ---------   ---------   ---------
Net loss available to Common
 stockholders............................. $ (99,023)  $  (4,087)  $    (137)
                                           =========   =========   =========
Basic and diluted net loss per share...... $   (7.74)  $   (9.12)  $      --
                                           =========   =========   =========
Basic and diluted pro forma net loss per
 share.................................... $   (3.52)
                                           =========
Weighted average shares used to compute
 basic and diluted net loss per share.....    12,790         448          --
                                           =========   =========   =========
Weighted average shares used to compute
 pro forma basic and diluted net loss per
 share....................................    28,137
                                           =========

   The accompanying notes are an integral part of these financial statements.

                               PLANETRX.COM, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    (in thousands, except per share amounts)

                            Preferred                                 Notes                                  Total
                              Stock       Common Stock  Additional  Receivable    Deferred               Stochholders'
                          --------------- -------------  Paid-in       from     Stock-based  Accumulated    Equity
                          Shares   Amount Shares Amount  Capital   Stockholders Compensation   Deficit     (Deficit)
                          -------  ------ ------ ------ ---------- ------------ ------------ ----------- -------------
Balance at December 31,
 1996...................       64   $ --   2,800  $ --   $     32      $ --       $     --    $     (29)   $      3
Issuance of Series A
 Preferred Stock at
 $0.50..................      222     --      --    --        111        --             --           --         111
Issuance of Series A
 Preferred Stock for
 services ..............       30     --      --    --         15        --             --           --          15
Net loss................       --     --      --    --         --        --             --         (137)       (137)
                          -------   ----  ------  ----   --------      ----       --------    ---------    --------
Balance at December 31,
 1997...................      316     --   2,800    --        158        --             --         (166)         (8)
Issuance of Series A
 Preferred Stock at
 $0.50, net of issuance
 costs of $37...........   10,474      1      --    --      5,198        --             --           --       5,199
Issuance of Series A
 Preferred Stock for
 services ..............      149     --      --    --        188        --             --           --         188
Issuance of Series A
 Preferred Stock
 warrants for services..       --     --      --    --        339        --             --           --         339
Issuance of Series A
 Preferred Stock in
 connection with
 warrants exercised.....      100     --      --    --         50        --             --           --          50
Issuance of Common Stock
 and options for
 services ..............       --     --     263    --        847        --             --           --         847
Issuance of Common Stock
 for cash in connection
 with stock option
 exercises..............       --     --   2,109    --         53        --             --           --          53
Issuance of Common Stock
 for notes receivable
 from stockholders......       --     --   1,420    --         35       (35)            --           --          --
Deferred stock-based
 compensation...........       --     --      --    --      4,570        --         (4,570)          --          --
Amortization of stock-
 based compensation.....       --     --      --    --         --        --            888           --         888
Net loss................       --     --      --    --         --        --             --       (4,087)     (4,087)
                          -------   ----  ------  ----   --------      ----       --------    ---------    --------
Balance at December 31,
 1998...................   11,039      1   6,592    --     11,438       (35)        (3,682)      (4,253)      3,469
Issuance of Series A
 Preferred Stock for
 services ..............       20     --      --    --         77        --             --           --          77
Issuance of Series A
 Preferred Stock in
 connection with a
 warrant exercise.......      200     --      --    --        100        --             --           --         100
Issuance of Series B
 Preferred Stock at
 $5.00, net of issuance
 costs of $43...........    5,200     --      --    --     25,957        --             --           --      25,957
Issuance of Series B
 Preferred Stock in
 connection with a
 purchase option
 exercise...............      700     --      --    --      3,500        --             --           --       3,500
Issuance of Series C
 Preferred Stock at
 $8.755, net of issuance
 costs of $61...........    5,919      1      --    --     51,765        --             --           --      51,766
Issuance of Series C
 Preferred Stock for
 advertising ...........      857     --      --    --      7,500        --             --           --       7,500
Issuance of Series D
 Preferred Stock at
 $20.210................      371     --      --    --      7,500        --             --           --       7,500
Issuance of Common Stock
 in initial public
 offering at $16.00, net
 of issuance costs of
 $1,612.................       --     --   6,900     1    101,010        --             --           --     101,011
Conversion of Preferred
 Stock into Common
 Stock..................  (24,306)    (2) 24,637     2         --        --             --           --          --
Issuance of Common Stock
 for charitable
 contribution...........       --     --     200    --      3,200        --             --           --       3,200
Issuance of Common Stock
 for selected assets and
 liabilities of
 yourPharmacy.com,
 Inc....................       --     --  10,370     1    190,019        --             --           --     190,020
Issuance of Common Stock
 for intellectual
 property ..............       --     --     342    --      3,762        --             --           --       3,762
Issuance of Common Stock
 and options for
 services ..............       --     --      --    --      1,045        --             --           --       1,045
Issuance of Common Stock
 for cash in connection
 with stock option
 exercises, net.........       --     --   3,204     1      1,566        --             --           --       1,567
Issuance of Common Stock
 for services in
 connection with stock
 option exercises.......       --     --      41    --         21        --             --           --          21
Issuance of Series B
 Preferred Stock
 purchase option and
 warrant for financing..       --     --      --    --      1,842        --             --           --       1,842
Deferred stock-based
 compensation...........       --     --      --    --     33,094        --        (33,094)          --          --
Amortization of stock-
 based compensation.....       --     --      --    --         --        --         11,322           --      11,322
Effect of antidilution
 provisions of Series B
 Preferred Stock........       --     --      --    --      1,009        --             --       (1,009)         --
Net loss................       --     --      --    --         --        --             --      (98,014)    (98,014)
                          -------   ----  ------  ----   --------      ----       --------    ---------    --------
Balance at December 31,
 1999...................       --   $ --  52,286  $  5   $444,405      $(35)      $(25,454)   $(103,276)   $315,645
                          =======   ====  ======  ====   ========      ====       ========    =========    ========

   The accompanying notes are an integral part of these financial statements.

                               PLANETRX.COM, INC.

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                     Year Ended December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     --------  -------  -------
Cash flows from operating activities:
Net loss...........................................  $(98,014) $(4,087) $  (137)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization....................     2,214      139        8
  Non-cash interest charges related to purchase
   option and warrant..............................     1,812       --       --
  Amortization of deferred stock-based
   compensation....................................    11,322      888       --
  Amortization of intangible assets................     9,627       --       --
  Issuance of Common Stock for charitable
   contribution....................................     3,200       --       --
  Issuance of Preferred Stock and warrant for
   services........................................        77      527       15
  Issuance of Common Stock for services............     1,045      233       --
  Stock option exercises for services..............        21       --       --
  Changes in operating assets and liabilities:
    Inventories....................................    (2,258)     (18)      --
    Prepaid expenses and other current assets......   (10,814)  (1,250)      --
    Other assets...................................      (817)     (79)      (2)
    Accounts payable...............................     5,499    1,600        1
    Accrued expenses...............................     4,985        2       22
    Deferred revenue...............................         8       --       --
                                                     --------  -------  -------
      Net cash used in operating activities........   (72,093)  (2,045)     (93)
                                                     --------  -------  -------
Cash flows from investing activities:
Purchases of property and equipment................    (9,885)  (2,929)      (3)
Purchases of short-term investments................   (65,119)      --       --
                                                     --------  -------  -------
      Net cash used in investing activities........   (75,004)  (2,929)      (3)
                                                     --------  -------  -------
Cash flows from financing activities:
Proceeds from issuance of stock for cash, net......   189,834    5,248      111
Proceeds from exercises of Common Stock options,
 net...............................................     1,567       53       --
Proceeds from borrowings...........................     6,400      600       (5)
Principal payments on capital lease obligations....        (9)      (7)      --
                                                     --------  -------  -------
      Net cash provided by financing activities....   197,791    5,894      106
                                                     --------  -------  -------
Increase in cash and cash equivalents..............    50,694      920       10
Cash and cash equivalents at beginning of period...       935       15        5
                                                     --------  -------  -------
Cash and cash equivalents at end of period.........  $ 51,629  $   935  $    15
                                                     ========  =======  =======
Supplemental cash flow information:
Cash paid for interest.............................  $    451  $     2  $     1
                                                     ========  =======  =======
Supplemental non-cash financing activity:
Property and equipment acquired under capital
 leases............................................  $    318  $    --  $    21
                                                     ========  =======  =======
Issuance of Common Stock for notes receivable from
 stockholders......................................  $     --  $    35  $    --
                                                     ========  =======  =======
Issuance of Common Stock in exchange for services,
 a prepaid asset in 1998, and reclassified to
 intangible asset in 1999..........................  $    614  $   614  $    --
                                                     ========  =======  =======
Issuance of purchase option and warrant for Series
 B Preferred Stock for financing...................  $  1,842  $    --  $    --
                                                     ========  =======  =======
Effect of antidilution provision of Series B
 Preferred Stock...................................  $  1,009  $    --  $    --
                                                     ========  =======  =======
Issuance of Series C Preferred Stock for
 advertising.......................................  $  7,500  $    --  $    --
                                                     ========  =======  =======
Issuance of Common Stock in exchange for intangible
 assets............................................  $  3,762  $    --  $    --
                                                     ========  =======  =======
Issuance of Common Stock for selected assets and
 liabilities of yourPharmacy.com, Inc..............  $190,020  $    --  $    --
                                                     ========  =======  =======

   The accompanying notes are an integral part of these financial statements.

                               PLANETRX.COM, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The Company. PlanetRx.com, Inc. ("PlanetRx" or the "Company"), is an online healthcare destination for commerce, content and community. The Company was incorporated in Delaware on March 31, 1995 and was in the development stage through December 31, 1998.

      Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and cash equivalents and short-term investments. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents, those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments and those with maturities greater than twelve months from the balance sheet date are considered long-term investments.

      The Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in shareholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities will be reported in other income or expense as incurred. As of December 31, 1999 and 1998, amortized cost approximated fair value and unrealized gains and losses were insignificant.

      Prepaid expenses and other current assets. Prepaid expenses and other current assets consists primarily of prepaid advertising costs.

      Inventories. Inventories, of which all are finished goods, are carried at the lower of cost or market determined using weighted average cost.

      Property and equipment. Property and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three years. Leasehold improvements and assets held under capital leases are amortized over the term of the lease or estimated useful lives, whichever is shorter.

      Long-lived assets. The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company assesses the impairment of its long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.

      Intangible assets. Intangible assets are amortized using the straight-line method over their respective estimated useful lives from two to five years.

      Revenue recognition. The Company recognizes revenue from product sales, net of allowances for coupons, discounts and estimated returns, when the product is shipped from the Company's warehouse to the customer.

                               PLANETRX.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

Outbound shipping and handling charges, which are charged to the customer, are included in net revenue. The Company provides an allowance for sales returns, based on historical experience, in the period revenues are recognized. Payment for product sales is generally made by credit card. Consequently, accounts receivable balances are insignificant and have been included in other assets. The Company recognizes sponsorship revenue ratably over the related service period.

      Product development. Product development costs are expensed as incurred, except for certain software development costs. In January 1999, the Company adopted Statement of Position ("SOP") 98-1, which requires development costs associated with internal use software to be charged to operations until certain capitalization criteria are met. There was no significant impact on the Company's financial position or operating results due to this adoption.

      Advertising expense. The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Internet advertising expenses are recognized based on the terms of the individual agreements, but generally over the greater of the ratio of the number of impressions received over the total number of contracted impressions, or on a straight-line basis over the term of the contract. Advertising expenses totaled $29.2 million for the year ended December 31, 1999, and $266,000 for the year ended December 31, 1998. There was no advertising expense for the year ended December 31, 1997.

      Stock-based compensation. The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB No. 25, compensation expense is based on the difference, as of the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

      The Company amortizes stock-based compensation recorded in connection with certain stock option grants over the vesting periods of the related options.

      Recapitalization and exchange. In September 1998, the Company amended its Certificate of Incorporation to effect a stock exchange whereby all of its then outstanding shares of Common Stock were exchanged for Series A Preferred Stock ("Series A") at an exchange ratio of 500-for-1. In connection with the recapitalization, the Company's founders immediately exchanged shares of 1,600,000 Series A for restricted Common Stock. At such time, generally twenty-five percent of the shares vested immediately with the remaining seventy-five percent vesting monthly over a three-year period. All references in the financial statements to the number of shares and to the per share amounts available to then Common and Preferred stockholders have been retroactively adjusted to reflect the recapitalization and exchange.

      Concentration of credit risk. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and short-term investments. The Company manages credit risk related to cash and cash equivalents and short-term investments by only maintaining these accounts with high quality financial institutions. Additionally, during the year ended December 31, 1999, one customer accounted for approximately 11% of revenue.

                               PLANETRX.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(Continued)


      Fair value of financial instruments. The Company's financial instruments include cash and cash equivalents, short-term investments, borrowings, capital lease obligations and accounts payable, and are carried at cost, which approximates their fair value due to their short-term maturities.

      Income taxes. Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

      Net loss per common share. The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98").

      Pro forma net loss per share. Pro forma net loss per share for the year ended December 31, 1999, is computed using the weighted average number of Common Shares outstanding, including the assumed conversion of the Company's Series A, B, C and D Preferred Stock into shares of the Company's Common as if such conversion occurred on January 1, 1999 or at the date of original issuance, if later. The resulting pro forma adjustment includes an increase in the weighted average shares used to compute basic and diluted net loss per share of 15,347,000 for the year ended December 31, 1999. The calculation of pro forma diluted net loss per share excludes Common Stock subject to repurchase rights and incremental common shares issuable upon the exercise of stock options.

      Comprehensive income. The Company complies with the provisions of SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. During the two years ended December 31, 1999, the Company has not had any significant transactions that are required to be reported in comprehensive income.

      Segment information. The Company complies with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company identifies its operating segments based on business activities and management responsibility. The Company operates in a single business segment providing online services in the United States.

      Recent accounting pronouncements. In June 1998 and 1999, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" and SFAS No. 137, "Accounting for Derivatives and Hedging Activities--Deferral of the Effective Date of SFAS No. 133" ("SFAS 133"), respectively. SFAS 133 is effective for all fiscal quarters beginning with the quarter ending June 30, 2000. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will adopt SFAS 133 in its quarter ending June 30, 2000 and does not expect such adoption to have an impact on the Company's results of operations, financial position or cash flows.

NOTE 2--EXPRESS SCRIPTS

      In October 1999, the Company completed a series of agreements with Express Scripts, Inc. and its wholly owned subsidiary, YourPharmacy.com. The Company issued 10,369,990 shares of its Common Stock, valued at approximately $168.0 million to Express Scripts, in exchange for selected assets totaling $86,000 and liabilities

                               PLANETRX.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

totaling $3.4 million of YourPharmacy.com. The total purchase price of approximately $193.5 million also consisted of the estimated fair value of 1,810,019 options to purchase the Company's Common Stock in exchange for outstanding YourPharmacy.com options, as well as direct acquisition costs. The allocation of the purchase price resulted in an excess purchase consideration over tangible net liabilities of approximately $193.4 million, which has been allocated to intangible assets being amortized over 5 years. The Company amortized approximately $8.4 million for the year ended December 31, 1999, and expects to amortize $38.7 million in 2000, 2001, 2002 and 2003, and $30.3 million in 2004. Results of operations for YourPharmacy.com have been included with those of the Company for periods subsequent to the date of acquisition.

      The Company is also obligated to pay five annual payments of $14.7 million to Express Scripts for promotion of the Company's website. The Company may be obligated to pay additional incremental amounts based on Express Scripts' member activity on the PlanetRx.com website. As of December 31, 1999, the Company has recorded accrued marketing expense of $3.2 million related to this agreement.

      The following table illustrates the components of net revenues and net loss attributable to PlanetRx.com and YourPharmacy.com for the periods presented, as if the purchase had occurred at the beginning of the period (in thousands).

                                                     December 31,
                                           ---------------------------------
                                              1999        1998        1997
                                           ---------   ---------   ---------
     Net Revenue:
       PlanetRx.com....................... $   8,999   $      --   $      --
       YourPharmacy.com...................       280          --          --
                                           ---------   ---------   ---------
                                           $   9,279   $      --   $      --
                                           =========   =========   =========
     Net loss available to common
      stockholders:
       PlanetRx.com....................... $ (99,023)  $  (4,087)  $    (137)
       YourPharmacy.com...................    (5,609)     (1,204)         --
                                           ---------   ---------   ---------
                                           $(104,632)  $  (5,291)  $    (137)
                                           =========   =========   =========

NOTE 3--BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                               December 31,
                                                           --------------------
                                                              1999       1998
                                                           ---------  ---------
     Prepaid expenses and other current assets:
       Prepaid advertising................................ $  11,402  $   1,250
       Prepaid content....................................     6,679         --
       Prepaid (intangible assets)........................        --        614
       Other..............................................     1,513         --
                                                           ---------  ---------
                                                             $19,594  $   1,864
                                                           =========  =========

                               PLANETRX.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

                                                           December 31,
                                                       ---------------------
                                                          1999        1998
                                                       ---------   ---------
     Property and equipment:
       Computer equipment and software................ $  10,585   $   2,415
       Equipment under capital leases.................       339          21
       Furniture and fixtures.........................     1,169         435
       Leasehold improvements.........................       485          86
       Construction in progress.......................       668         --
                                                       ---------   ---------
                                                          13,246       2,957
       Less: Accumulated depreciation and
        amortization..................................    (2,362)       (148)
                                                       ---------   ---------
                                                       $  10,884   $   2,809
                                                       =========   =========

      Depreciation expense for the three years ended December 31, 1999, was $2.2 million, $139,000, and $8,000, respectively. Accumulated depreciation of assets under capital leases totaled $21,000, $16,000, and $12,000 at December 31, 1999, 1998, and 1997, respectively.

                                                               December 31,
                                                           --------------------
                                                              1999       1998
                                                           ---------  ---------
     Accrued expenses:
       Accrued marketing expenses......................... $   3,971  $      --
       Accrued merger expenses............................     2,345         --
       Compensation and benefits..........................     1,551         28
       Other..............................................       577         --
                                                           ---------  ---------
                                                           $   8,444  $      28
                                                           =========  =========

NOTE 4--SHORT-TERM INVESTMENTS:

      All of the Company's investments are considered available-for-sale securities and consisted of the following (in thousands):

                                                               December 31,
                                                           --------------------
                                                              1999       1998
                                                           ---------  ---------
     Demand deposits...................................... $   1,558  $      --
     Money market funds...................................     6,697         --
     Commercial Paper.....................................    41,143         --
     US Government and agencies...........................    67,350         --
                                                           ---------  ---------
                                                           $ 116,748  $      --
                                                           =========  =========

      All short-term investments as of December 31, 1999, contractually mature within one year.

NOTE 5--NOTE RECEIVABLE:

      During 1999, in connection with an employment agreement, the Company entered into a full-recourse note receivable with an employee for $700,000 bearing interest at 8.25% per annum payable over three years. Repayment

                               PLANETRX.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

of a portion of the note may be due upon the employee's sale of any Company Common Stock, subject to the Company's discretion. Such repayment will not exceed 50% of the net gain on the stock sold. At December 31, 1999, this note was outstanding.

NOTE 6--INCOME TAXES:

      At December 31, 1999, the Company had approximately $65.0 million and $30.0 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income which expire in varying amounts beginning in 2018 and 2006, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

      The Company has incurred losses from inception through the year ended December 31, 1999. Due to the uncertainty surrounding the realization of the favorable tax attributes and future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets.

      Deferred tax assets and liabilities consist of the following (in thousands):

                                                             December 31,
                                                         ---------------------
                                                            1999        1998
                                                         ---------   ---------
     Deferred tax assets:
       Net operating loss carryforwards................. $  26,273   $   1,066
       Accruals and reserves............................    (2,366)         (3)
                                                         ---------   ---------
                                                            23,907       1,063
       Less valuation allowance.........................   (23,907)     (1,063)
                                                         ---------   ---------
                                                         $      --   $      --
                                                         =========   =========

NOTE 7--BORROWINGS:

      Notes payable. At December 31, 1998, the Company had a demand note payable for $600,000 with a financing institution. The note bore interest at 10.0% per annum with principal and accrued interest due on April 1, 1999. In January 1999, the Company entered into another demand note payable for $1.0 million with the same financing institution. The note bore interest at 10.0% per annum with principal and accrued interest due on April 1, 1999. Upon the signing of the below mentioned line of credit, the Company consolidated the above mentioned demand notes under the terms of that agreement.

      Line of credit. In January 1999, the Company entered into a $7.0 million line of credit under a Loan and Security Agreement with the same financing institution. Each draw down must be in increments of at least $1.0 million. Interest will accrue from the date of each draw down at a rate of 11.0% per annum. Accrued interest will be payable in 18 equal monthly installments followed by 18 equal installments of principal plus accrued interest from the date of each draw down. Equipment, inventory, general intangibles, and other assets of the Company are pledged as collateral for this agreement. At December 31, 1999, the Company had $7.0 million outstanding under the line of credit.

                               PLANETRX.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

      Equipment financing arrangement. In January 1999, the Company entered into a $2.0 million capital lease credit facility with a financing institution. The credit facility expires in January 2000. Interest will accrue from the date of each draw down at a rate of 8.25% per annum. The arrangement allows for principal and accrued interest to be paid in 42 equal monthly installments from the date of each draw down. At December 31, 1999, no amounts were outstanding under this credit facility.

      Equipment lease line and line of credit. In November 1998, the Company entered into an aggregate $1.0 million equipment lease line and line of credit under a Loan and Security Agreement with a bank. The line of credit is not to exceed $600,000. Interest will accrue from the date of each draw down at a rate per annum equal to the bank's prime rate and is payable monthly through May 9, 1999. Amounts outstanding on May 9, 1999 are payable thereafter in 24 equal monthly principal installments, plus accrued interest of one-half percent plus the bank's prime rate per annum. The equipment lease line expired in May 1999. The line of credit accrued interest at a rate per annum equal to the bank's prime rate and expired in November. At December 31, 1999 and 1998, there were no amounts outstanding under this agreement.

NOTE 8--COMMITMENTS AND CONTINGENCIES:

      Leases. The Company leases office space and equipment under noncancelable operating and capital leases with various expiration dates through July 2005. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense under these leases totaled $1.2 million, $111,000, and $39,000 during 1999, 1998, and 1997, respectively.

      Future minimum lease payments under noncancelable operating and capital leases at December 31, 1999 are as follows (in thousands):

                                                            Capital    Operating
                                                             Leases      Leases
                                                           ---------   ---------
     Year Ended December 31,
       2000............................................... $      96   $   1,902
       2001...............................................        94       1,837
       2002...............................................        94         995
       2003...............................................        94         969
       2004...............................................        55         663
       Thereafter.........................................        --         129
                                                           ---------   ---------
         Total minimum lease payments.....................       433   $   6,495
                                                           ---------   =========
     Less: Amount representing interest...................      (114)
                                                           ---------
     Present value of capital lease obligations...........       319
     Less: Current portion................................       (54)
                                                           ---------
       Long-term portion of capital lease obligations..... $     265
                                                           =========

      Advertising agreement. In December 1998, the Company entered into a three-year marketing agreement with a web portal company. Under the terms of the agreement, the Company will be provided with a specific number of advertising impressions featuring it as an online full service pharmacy devoted to health and wellness needs. In consideration, the Company has agreed to pay approximately $15.0 million over a three-year term. The

                               PLANETRX.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

Company will recognize these fees as marketing and sales expenses over the greater of (i) the ratio of the number of impressions delivered over the total number of contracted impressions, or (ii) a straight-line basis over the term of the contract. The Company paid an initial installment to the web portal company of approximately $1.2 million prior to the start of the Internet advertising. Such amount is included in prepaid expenses and other current assets in the balance sheet at December 31, 1998. During the year ended December 31, 1999, the Company paid $6.3 million and recognized $4.0 million in advertising expense in connection with the agreement.

      Other commitments. At December 31, 1999, the Company had additional commitments for online advertising, promotion programs and employment agreements. Future minimum commitments under the noncancelable agreements are approximately $4.6 million, $6.0 million and $3.6 million in the years ending December 31, 2000, 2001 and 2002, respectively.

      Contingencies. From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. In the opinion of management, there are no pending claims of which the outcome is expected to result in a material adverse effect in the financial position or results of operations of the Company.

NOTE 9--STOCKHOLDERS EQUITY (DEFICIT):

      In October 1999, PlanetRx.com completed its initial public offering of 6,900,000 shares (including the exercise of the underwriters' overallotment option) at a price of $16.00 per share. The Company received net cash proceeds of approximately $101.0 million, after underwriting discounts and offering costs. The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 100,000,000 and 5,000,000 shares of $0.0001 par value Common Stock and Preferred Stock, respectively. A portion of the shares sold is subject to the right of repurchase by the Company subject to vesting, generally over a four-year period. No dividends on common stock have been declared by the Board of Directors from inception through December 31, 1999.

Common Stock

      Founder Stock Agreements. Certain Common Stock was issued to founders of the Company and is subject to repurchase in the event of voluntary termination or involuntary termination with cause. On September 15, 1998, generally twenty-five percent of the shares vested immediately with the remaining seventy-five percent vesting monthly over a three-year period. In the event of termination without cause, a substantial sale of the Company's assets, or a merger, all remaining shares would immediately vest. As of December 31, 1999 and 1998, approximately 1,971,000 and 3,097,000 shares, respectively, of outstanding Common Stock were subject to repurchase by the Company at $0.025.

      Notes receivable from stockholders. At December 31, 1999 and 1998, the Company held full-recourse notes receivable from stockholders of the Company totaling $35,000 for purchases of the Company's Common Stock. The notes bear interest at 5.54% per annum. The principal and accrued interest are due five years from the anniversary of the notes.

      Common Stock and options for services. During 1998, the Company issued 65,000 shares of Common Stock to a non-employee for services previously rendered. The Company recorded the estimated fair value of the stock and recognized $133,000 as stock-based compensation expense.

                               PLANETRX.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

      During 1998, the Company issued 198,000 shares of Common Stock to an employee of the Company for services rendered in connection with the acquisition and transfer of certain domain names. The Company recorded the estimated fair value of the stock of $614,000 as a prepaid asset, and reclassified such amount to intangible assets upon the transfer of such rights in January 1999. The fair value of the stock will be amortized as stock-based compensation expense over the estimated useful life, which is deemed to be two years. During the year ended December 31, 1999, the Company amortized $308,000 as stock-based compensation expense.

      During 1998 and 1999, the Company granted approximately 38,000 and 108,000 options, respectively, to purchase Common Stock to members of the Health Advisory Board in exchange for services rendered. The options originally vested over four years. In 1999, the Company amended the options to become fully vested. Until their acceleration, these options were subject to variable plan accounting, with fair value remeasurements at the end of each quarterly reporting period. During the year ended December 31, 1998, the Company recorded deferred stock-based compensation expense related to these grants of $116,000 and amortized $5,000 as stock-based compensation expense. During the year ended December 31, 1999, but before the acceleration of the vesting of these options, the Company recorded additional deferred stock-based compensation expense of $356,000. During the year ended December 31, 1999, the Company recognized a total of $1.2 million, including the effect of the acceleration, as stock-based compensation expense, of which $471,000 was recorded as amortization of the deferred amount and $709,000 was charged as period expense.

      During 1998, the Company granted approximately 50,000 options to purchase Common Stock to non-employees for services previously rendered. The options were fully vested upon grant date. The Company recorded stock-based compensation expense of $100,000, using the Black-Scholes pricing model.

      During 1999, the Company granted approximately 36,000 options to purchase Common Stock to non-employees for services previously rendered. The options were fully vested upon grant date. The Company recorded stock-based compensation expense of $193,000, using the Black-Scholes pricing model. Of the 36,000 options that were granted, 21,000 were exercised with additional services previously rendered. The Company recorded stock-based compensation expense of $8,000 in connection with these exercises.

      During 1999, the Company granted options to purchase approximately 18,000 shares of Common Stock to non-employees in exchange for services rendered. The options originally vested over two years. In June 1999, the Company amended the options to become fully vested. These options were subject to variable plan accounting until June 1999 when the options became fully vested, and accordingly, the Company periodically remeasured the fair value of such options and recognized stock-based compensation expense as the options vested. In 1999, the Company recorded the estimated fair value of the options and recognized stock-based compensation expense of $125,000, using the Black-Scholes pricing model. The options granted were exercised with additional services previously rendered. The Company recorded stock-based compensation expense of $13,000 in connection with these exercises.

      Common Stock for intellectual property. During 1999, the Company issued 342,000 shares of Common Stock to a company affiliated with an employee of the Company for additional domain names. The Company recorded the estimated fair value of the stock of approximately $3.8 million as an intangible asset. The fair value of the stock will be amortized as stock-based compensation expense over the estimated useful life, which is deemed to be two years. During the year ended December 31, 1999, the Company recognized $941,000 of amortization expense.

                               PLANETRX.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(Continued)


      Reserved shares. The Company has reserved shares of Common Stock for future issuance as follows as of December 31, 1999 (in thousands):

     Options available and outstanding under the option plans...........  11,752
     Exercise of outstanding warrants...................................      17
     Common Stock outstanding...........................................  52,286
     Undesignated.......................................................  35,945
                                                                         -------
                                                                         100,000
                                                                         =======

      Common stock and option grants. During 1999, the Company granted incentive stock options to an employee to purchase 750,000 shares of Common Stock at an exercise price of $9.00 and 250,000 shares of Common Stock at an exercise price of $16.00. In connection with the stock option grants with an exercise price of $9.00, the Company recorded unearned compensation of approximately $5.3 million, which is being amortized over the four-year vesting period of the related options.

      During 1999, the Company issued 25,000 shares of Common Stock to an employee and recorded $400,000 in stock-based compensation expense. During the year ended December 31, 1999, the Company amortized $200,000 as stock-based compensation expense.

      Preferred Stock. Upon the consummation of the initial public offering, all outstanding shares of Preferred Stock were converted into 24,637,000 shares of Common Stock. Prior to such conversion, Series A, B, C and D Preferred Stock held certain voting, dividend, liquidation and conversion rights. No dividends on Preferred Stock were declared by the Board of Directors from inception through the date of conversion. Per share conversion ratios for Series A, B, C and D Preferred Stock were 1.0000, 1.0463, 1.0084 and 1.0000, respectively.

      Series A Preferred Stock for services. During 1997, the Company issued approximately 30,000 shares of Series A Preferred Stock to non-employees in exchange for services previously rendered. The Company recorded the estimated fair value of the stock of $15,000 as general and administrative expense.

      During 1998, the Company issued 149,000 shares of Series A Preferred Stock to non-employees and a company affiliated with a member of the Board of Directors of the Company in exchange for services previously rendered. The Company recorded the estimated fair value of the stock of $188,000 as stock-based compensation expense.

      During 1999, the Company issued 20,000 shares of Series A Preferred Stock to a non-employee for services previously rendered. The Company recorded the estimated fair value of the stock of $77,000 as stock-based compensation expense.

      Warrants for Series A Preferred Stock. During 1998, the Company issued warrants to purchase 300,000 shares of Series A Preferred Stock for $0.50 per share to Directors of the Company in exchange for services previously rendered. The warrants were exercisable on the date of grant and expire in October 2000. The Company recorded the fair value of the warrants of approximately $339,000, using the Black-Scholes pricing model, at the date of issuance as stock-based compensation expense. At December 31, 1998, 200,000 of these warrants were outstanding all of which were exercised during 1999.

      Series B Preferred Stock purchase option and warrant for financing. During 1999, the Company issued a purchase option for up to 700,000 shares of Series B Preferred Stock at $5.00 per share in conjunction with the

                               PLANETRX.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

$7.0 million line of credit. The Company recorded prepaid debt issuance costs of $1.8 million using the Black-Scholes pricing model and recognized non-cash interest expense of $1.8 million during the year ended December 31, 1999. In August 1999, the purchase option was exercised and approximately 732,000 shares of Series B Preferred Stock were issued.

      During 1999, the Company issued a warrant to purchase 16,000 shares of Series B Preferred Stock at $5.00 per share in conjunction with the equipment financing arrangement. The warrant expires one year after the completed initial public offering or October 2000. The Company recorded prepaid debt issuance costs of $42,000 using the Black-Scholes pricing model and recognized non-cash interest expense of $12,000 during the year ended December 31, 1999. The remaining prepaid debt issuance costs will be amortized over the term of the agreement. At December 31, 1999, the warrant remained outstanding. Common Stock issuable upon the exercise and conversion of the warrant at December 31, 1999 was approximately 17,000 shares.

      Effect of antidilution provision of Series B Preferred Stock. During 1999, upon the change of the conversion ratio of Series B, the Company recorded $1.0 million associated with the then outstanding Series B stock, warrants and purchase option. The change of the conversion ratio was valued using the difference of the fair value of the Preferred Stock in January and June of 1999, and a calculation of potential incremental Common Shares of approximately 274,000.

      Series C Preferred Stock. During 1999, in conjunction with the sale of Series C Preferred Stock, the Company issued approximately 1,714,000 shares of Series C Preferred Stock to a third-party for $7.5 million in cash and $7.5 million for future advertising services. The services may be utilized within a two-year period. The Company originally recorded the value of the future services as prepaid advertising. The Company will recognize advertising expense during the period in which the services are provided based upon the rate card value of such services.

      Series D Preferred Stock for advertising. In September 1999, the Company issued 371,103 shares of Series D Preferred Stock to a web portal company in exchange for approximately $7.5 million in cash. The Company also entered into a three-year sponsorship and a three-year content license agreement. These agreements require the Company to pay approximately $22.5 million over the three-year period in exchange for certain advertising services and rights to certain online content. Future payments for advertising services and content are approximately $3.9 million, $5.3 million and $4.6 million during the years ended December 31, 2000, 2001 and 2002, respectively. These amounts have been included in commitments as of December 31, 1999.

NOTE 10--NET LOSS PER SHARE

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

                               PLANETRX.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

      The following table sets forth the computation of basic and diluted net loss per share and pro forma basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                 Year Ended December 31,
                                             ---------------------------------
                                                1999        1998        1997
                                             ---------   ---------   ---------
     Numerator:
       Net loss............................  $ (98,014)  $  (4,087)  $    (137)
       Effect of anti-dilution provisions
        of Series B Preferred Stock........     (1,009)         --          --
                                             ---------   ---------   ---------
       Net loss available to Common
        stockholders.......................  $ (99,023)  $  (4,087)  $    (137)
                                             =========   =========   =========
     Denominator:
       Weighted average Common shares......     19,051       3,706       2,800
       Weighted average unvested common
        shares subject to repurchase.......     (6,261)     (3,258)     (2,800)
                                             ---------   ---------   ---------
       Denominator for basic and diluted
        calculation........................     12,790         448          --
                                             =========   =========   =========
       Weighted average effect of pro forma
        conversion of preferred stock:
         Series A Preferred Stock..........      8,666
         Series B Preferred Stock..........      4,182
         Series C Preferred Stock..........      2,453
         Series D Preferred Stock..........         46
                                             ---------
       Denominator for pro forma basic and
        diluted calculation................     28,137
                                             =========
     Net loss per share:
       Basic and diluted...................  $   (7.74)  $   (9.12)  $      --
                                             =========   =========   =========
       Pro forma basic and diluted.........  $   (3.52)
                                             =========

NOTE 11--EMPLOYEE BENEFIT PLANS:

      401(k) Savings Plan. The Company has a savings plan (the "Savings Plan") which qualifies as a defined contribution arrangement under Section 401(a), 401(k) and 501(a) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 25%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All employees on the United States payroll of the Company are eligible to participate in the Plan. The Company will determine its contributions, if any, based on its current profits and/or retained earnings; however, no contributions have been made since the inception of the Savings Plan.

      Stock Plans. To date, options granted generally vest ratably monthly over four years; 25% one year after date of grant and remaining options thereafter vest in equal monthly installments over the following 36 months. At
December 31, 1999 and 1998, there were approximately 3,885,000 and 1,456,000 shares subject to repurchase, respectively. As of December 31, 1999, the Company had four stock-based compensation plans, which are described below.

                               PLANETRX.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

      1998 Stock Plan. In October 1998, the Company adopted the 1998 Stock Plan, which was amended in February 1999 (the "1998 Plan"). The Plan provides for the granting of direct stock grants and stock options to employees, outside directors, and consultants of the Company. Upon the consummation of the initial public offering, all options were assumed by the 1999 Equity Incentive Plan. Options granted under the 1998 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") may be granted to Company employees and consultants. The 1998 Plan provides that the options shall be exercisable over a period not to exceed ten years from the date of the grant; however, in the case of an ISO granted to a person owning more than 10% of the combined voting power of all classes of the stock of the Company, the term of the option will be five years from the date of the grant. Options are exercisable immediately and are subject to a repurchase right by the Company at the original issuance price which lapses over a maximum period of five years.

      In accordance with the 1998 Plan, the stated exercise price shall not be less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively.

      1998 YourPharmacy.com Stock Plan. In October 1999, the Company assumed the YourPharmacy.com 1998 Stock Plan (the "YourPharmacy.com Plan"). The Plan provides for the granting of direct stock grants and stock options to employees, outside directors, and consultants of the Company. At December 31, 1999, the Company has reserved 1,810,000 shares of Common Stock for issuance under the YourPharmacy.com Plan. Options granted under the YourPharmacy.com Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") may be granted to Company employees and consultants. The YourPharmacy.com Plan provides that the options shall be exercisable over a period not to exceed ten years from the date of the grant; however, in the case of an ISO granted to a person owning more than 10% of the combined voting power of all classes of the stock of the Company, the term of the option will be five years from the date of the grant.

      In accordance with the YourPharmacy.com Plan, the stated exercise price shall not be less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that
(i) the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and
(ii) the exercise price of an ISO and NSO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively.

      1999 Equity Incentive Plan. In July 1999, effective immediately prior to the effective date of the initial public offering, the Board of Directors adopted and the stockholders approved, the 1999 Equity Incentive Plan (the "1999 Plan") and reserved 6,000,000 shares of the Company's Common Stock, plus the aggregate number of shares available under the 1998 Plan, for issuance thereunder. As of December 31, 1999, the Company has reserved 15,161,000 shares of common stock for issuance under the 1999 Equity Incentive Plan. In January 2000, and every year thereafter until the year 2005, shares reserved for issuance will automatically increase by a number equal to the lesser of 5% of the total number of Common Stock outstanding or 2,000,000 shares. The 1999 Plan authorized the award of options, restricted stock awards and stock bonuses (the "Awards"). No person will be eligible to receive more than 2,000,000 shares in any calendar year pursuant to Awards under the 1999 Plan other than a new employee of the Company who will be eligible to receive no more than 2,500,000 shares in the calendar year in which such employee commences employment. Options granted under the 1999 Plan may be either incentive stock

                               PLANETRX.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

options ("ISO") or nonqualified stock options ("NSO"). ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, outside directors, and consultants of the Company.

      Options under the 1999 Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that
(i) the exercise price of an ISO may not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a 10% shareholder may not be less than 110% of the estimated fair value of the shares on the date of grant.

      1999 Director Stock Option Plan. In July 1999, the Board of Directors adopted and stockholders approved the 1999 Director Stock Option Plan ("Director Plan") which will become effective immediately prior to the effective date of the initial public offering. The Director Plan reserves a total of 400,000 shares of the Company's Common Stock for issuance thereunder. Members of the board who are not employees of the Company, are eligible to participate in the Director Plan. The option grants under the Director Plan are automatic and nondiscretionary, and the exercise price of the options must be 100% of the fair market value of the common stock on the date of grant. Each eligible director who first becomes a member of the board will initially be granted an option to purchase 25,000 shares on the date such director first becomes a director. Immediately following each annual meeting of the Company, beginning in 2000, each eligible director will automatically be granted an additional option to purchase 10,000 shares if such director has served continuously as a member of the board for at least the preceding six months. The term of such options is ten years, provided that they will terminate twelve months following the date the director ceases to be a director or a consultant of the Company (twelve months if the termination is due to death or disability). Options will vest, if applicable, as determined by individual grant terms. As of December 31, 1999, no shares have been granted under the Director Plan.

      Stock plan activity. The following summarizes stock option activity under the stock plans (in thousands, except per share amounts):

                                                         Options Outstanding
                                                      --------------------------
                                           Options                   Weighted
                                          Available   Number of      Average
                                          for Grant    Options    Exercise Price
                                          ---------   ---------   --------------
       Shares authorized.................     4,861          --     $      --
       Options granted...................    (3,184)      3,184     $    0.03
       Options exercised.................        --      (2,109)    $    0.03
       Options canceled..................        --          --     $      --
       Shares granted....................      (263)         --     $    0.05
                                          ---------   ---------     ---------
     Balance at December 31, 1998........     1,414       1,075     $    0.05
       Shares authorized.................    12,510          --     $      --
       Options granted...................    (8,706)      8,706     $    4.96
       Options exercised.................        --      (3,393)    $    0.50
       Options canceled..................       158        (158)    $   (1.67)
       Unvested shares repurchased.......       147          --     $      --
                                          ---------   ---------     ---------
     Balance at December 31, 1999........     5,523       6,230     $    6.63
                                          =========   =========     =========

      The weighted-average grant-date fair value of options granted during the year ended December 31, 1999 and 1998, was $5.40 and $0.01, respectively.

                               PLANETRX.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(Continued)


      The following table summarizes the information about stock options outstanding and exercisable as of December 31, 1999 (in thousands, except per share amounts):

                                          Options Outstanding            Options Exercisable
                                --------------------------------------- ----------------------
                                                              Weighted               Weighted
                                            Weighted Average  Average                Average
                                  Number       Remaining      Exercise    Number     Exercise
     Range of Exercise Prices   Outstanding Contractual Life   Price    Outstanding   Price
     ------------------------   ----------- ---------------- ---------  ----------- ---------
     $ 0.05-$ 0.50...........          390          8.80     $    0.38         390  $    0.38
     $ 2.00..................          831          9.45     $    2.00         831  $    2.00
     $ 4.90..................        1,810          9.76     $    4.90       1,762  $    4.90
     $ 5.50-$ 9.00...........        2,277          9.68     $    6.85       2,277  $    6.85
     $16.00-$17.50...........          922          9.80     $   16.28          33  $   16.00
                                ---------      ---------     ---------  ---------   ---------
                                     6,230          9.48     $    6.63       5,293  $    5.02
                                =========      =========     =========  =========   =========

      At December 31, 1999, the Company had 1,908,000 options vested and exercisable.

      Employee Stock Purchase Plan. In July 1999, the Board of Directors and stockholders adopted the Employee Stock Purchase Plan (the "ESPP"), which became effective immediately prior to the effective date of the initial public offering. The ESPP reserves 1,000,000 shares of common stock for issuance thereunder. On each September 1 beginning in 2000, the aggregate number of shares reserved for issuance under the ESPP will be increased automatically to the lesser of 2% of the total number of Common shares outstanding or 750,000 shares. Employees generally will be eligible to participate in the ESPP if they are customarily employed by the Company for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the ESPP) 5% stockholders of the Company. Under the ESPP, eligible employees may select a rate of payroll deduction up to 15% of their W-2 cash compensation subject to certain maximum purchase limitations. The first offering period began on the first business day on which price quotations for the Company's common stock were available on The NASDAQ National Market. Based on the effective date, the first Purchase Period will be more than six months long. Offering periods thereafter will begin on May 1 and November 1. Purchases will occur on April 30 and October 31, or the last day of trading prior to these dates. The price at which the Common Stock is purchased under the ESPP is 85% of the lesser of the fair market value of the Company's Common Stock on the date before the first day of the applicable offering period or on the last day of that purchase period.

      Fair value disclosures. The Company applies the measurement principles of APB No. 25 in accounting for its 1998 Plan. Had compensation expense for options granted for the year ended December 31, 1999 and 1998, been determined based on the fair value at the grant dates as prescribed by SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts).

                                                              Year Ended
                                                             December 31,
                                                         ---------------------
                                                            1999        1998
                                                         ---------   ---------
     Net loss available to Common stockholders:
       As reported...................................... $ (99,023)  $  (4,087)
                                                         =========   =========
       Pro forma........................................ $(113,327)  $  (4,091)
                                                         =========   =========
     Net loss per share:
       As reported...................................... $   (7.74)  $   (9.12)
                                                         =========   =========
       Pro forma........................................ $   (8.86)  $   (9.13)
                                                         =========   =========

                               PLANETRX.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(Continued)

      The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                                            Year Ended December
                                                                    31,
                                                           --------------------
                                                              1999       1998
                                                           ---------  ---------
     Risk-free interest rates.............................      6.3%       4.8%
     Expected lives (in years)............................   4 years    4 years
     Dividend yield.......................................        0%         0%
     Expected volatility..................................       90%         0%

      Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

      Deferred stock-based compensation. In connection with certain stock option grants to employees and Health Advisory Board members for the year ended December 31, 1999 and from October 1998 through December 31, 1998, the Company recognized deferred stock-based compensation totaling $33.1 million and $4.6 million, respectively, which is being amortized over the vesting periods of the related options. Stock-based compensation expense recognized from amortization of the deferred amounts during the year ended December 31, 1999 and 1998, totaled approximately $11.3 million and $888,000 million, respectively.

NOTE 12--SPONSORSHIP AGREEMENTS:

      In May 1999, the Company entered into a strategic alliance with a pharmaceutical company. Under the terms of the agreement, the company is the exclusive therapeutic disease state management sponsor within the Company's diabetes.com community.

      In December 1999, the Company entered into a strategic alliance with another pharmaceutical company. Under the terms of the agreement, the company is the exclusive sponsor within the Company's unique Web site for allergy sufferers.

NOTE 13--SUBSEQUENT EVENTS:

      In March 2000, the exclusive therapeutic disease state management sponsor on the PlanetRx diabetes.com website voluntarily withdrew one of their diabetes drugs from the market following a request from the US Food and Drug Administration. The Company is uncertain of the impact this action will have on its future sponsorship revenues related to the agreement with this sponsor.

      In January 2000, the Company signed an agreement with CCN, the nation's largest PPO (preferred provider organization), making PlanetRx.com the exclusive online pharmacy for CCN whose members include eight million HMO lives and 24 million worker compensation lives. The agreement also provides the Company access to CCN's 340,000 participating physicians. The Company is developing marketing plans together with CCN to promote PlanetRx.com as the Internet destination for CCN members to fill prescriptions online. The Company will record fees paid under the agreement as marketing and sales expense as incurred.

                               PLANETRX.COM, INC.
                   NOTES TO FINANCIAL STATEMENTS--(Continued)


Quarterly Results (unaudited)

      The following tables contain selected unaudited Statement of Operations information for each quarter of 1999 and 1998. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                               Quarter Ended
                              --------------------------------------------------
                              March 31,    June 30,   September 30, December 31,
                                 1999        1999         1999          1999
                              ---------   ---------   ------------- ------------
                                  (in thousands, except per share amounts)
     Net sales............... $      62   $     755    $    3,081    $   5,101
     Gross profit............         5          83           481          841
     Net loss................    (6,428)    (13,673)      (26,709)     (51,204)
     Basic and diluted loss
      per share(1)...........     (2.75)      (5.00)        (7.47)       (1.21)
     Shares used in
      computation of basic
      and diluted loss per
      share..................     2,329       2,733         3,577       42,148

                                               Quarter Ended
                              --------------------------------------------------
                              March 31,    June 30,   September 30, December 31,
                                 1998        1998         1998          1998
                              ---------   ---------   ------------- ------------
                                  (in thousands, except per share amounts)
     Net sales............... $      --   $      --    $       --    $      --
     Gross profit............        --          --            --           --
     Net loss................       (60)        (51)         (204)      (3,772)
     Basic and diluted loss
      per share(1)...........        --          --         (1.39)       (2.29)
     Shares used in
      computation of basic
      and diluted loss per
      share..................        --          --           146        1,647

--------
(1) The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated by reference from the information under the caption "Proposal No. 1--Election of Directors", "Executive Compensation and Related Information" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year ended December 31, 1999. The following sets forth certain information with respect to the other executive officers of PlanetRx.com, Inc.

      Michael A. Beindorff, (age 48), appointed President and Chief Operating Officer in March 2000, served as our Executive Vice President and Chief Operating Officer since October 1999. Mr. Beindorff served as Executive Vice President, Marketing and Product Management of VISA USA from 1995 until joining us. From 1993 to 1995, he served as Senior Vice President, Marketing of Rhodes Furniture, and from 1978 to 1992, he served in various capacities at the Coca-Cola Company, including Vice President, Director, Global Advertising from 1991 to 1992. Mr. Beindorff holds a B.S. in Marketing from the University of Alabama and an M.B.A. from the Emory Graduate School of Business.

      Steve Valenzuela (age 43), appointed Senior Vice President and Chief Financial Officer in March 2000, served as our Vice President of Finance and Chief Financial Officer since March 1999 and was appointed Secretary in July 1999. From August 1998 to April 1999, Mr. Valenzuela served as Vice President of Finance and Chief Financial Officer at MSN-LinkExchange, an Internet company, where he negotiated the sale of the company to Microsoft in November 1998. From December 1993 to June 1998, Mr. Valenzuela was employed by Coherent, Inc., a designer and manufacturer of laser products, most recently as Vice President of Finance. From May 1987 to December 1993, Mr. Valenzuela worked at Tandem Computers, Inc., a computer hardware and software company, most recently as Controller. Mr. Valenzuela received a B.S. in Accounting from San Jose State University and an M.B.A. from Santa Clara University.

      James Chong (age 42), appointed Senior Vice President and Chief Technology Officer in March 2000, served as our Chief Technology Officer since January 1999. From January 1988 to January 1999, Mr. Chong had various positions at Charles Schwab and Co., a financial services company, most recently as Vice President, Architecture and Planning. Mr. Chong studied Electrical Engineering at the University of Southern California.

      Allan Goldman (age 45), has served as our Vice President of Merchandising since December 1998. From March 1995 to July 1998, Mr. Goldman served as Senior Vice President of Marketing and Merchandising for The Cosmetic Center, a retail cosmetic company. From June 1988 to February 1995, Mr. Goldman served as Vice President of Merchandising for Rite Aid Corporation. Mr. Goldman holds a B.S. in Health Science from James Madison University.

      John McAlpin (age 40), appointed Senior Vice President, Distribution Services in March 2000, served as our Vice President of Distribution Services since September 1998, and is responsible for managing the distribution center located in Memphis, Tennessee, as well as our customer service operations. From May 1997 to May 1998, Mr. McAlpin was Vice President of Technical Operations at Skywire, Inc., a networking company. From May 1996 to May 1997, Mr. McAlpin served as a Vice President at First Union Corporation. From September 1989 to May 1996, Mr. McAlpin was a Managing Director of FedEx Corporation's Logistics Services Division. Mr. McAlpin holds a B.S. in Mechanical Engineering from the University of Memphis.

      Matthew Naythons, M.D. (age 54), has served as our Vice President of Editorial and Publisher since January 1999. Dr. Naythons is the founder of Epicenter Communications (1991), and its two online health subsidiaries, NetHealth and NetMed (1996). After receiving his M.D. in 1972, Dr. Naythons served as an emergency room physician in California. He also was a photojournalist for Time, Newsweek, and National Geographic. Dr. Naythons holds a B.S. from Muhlenberg College and an M.D. from Hahnemann University.

      Stephanie Schear-Tilenius (age 32), a founder of PlanetRx.com, appointed Senior Vice President, Business Development in March 2000, served as our Vice President of Business Development and Sales since September 1998. From June1997 to September 1998, Ms. Schear-Tilenius was a Manager at Intel Corporation, where she managed the eCommerce and Healthcare venture investments for Intel's Corporate Business Development Group. From September 1995 to May 1997, Ms. Schear-Tilenius was at Firefly, an Internet company, most recently as Vice President of Business Development. From September 1991 to July 1994, Ms. Schear-Tilenius was an Associate at Alex. Brown & Sons. Ms. Schear-Tilenius received a B.A. in Economics and an M.A. in Economics from Brandeis University and an M.B.A. from the Harvard Business School.

      Jay O'Connor (age 37), has served as our Vice President of Marketing since January 1999. From June 1992 to October 1998, Mr. O'Connor worked at Intuit, Inc., a software company, where his roles included Director of Product Marketing for Quicken.com and Group Product Manager for QuickBooks. From June 1988 to July 1990, he was a Project Manager at Kettler & Scott, Inc. Mr. O'Connor holds a B.A. in History from Stanford University and an M.B.A. from the Harvard Business School.

ITEM 11. EXECUTIVE COMPENSATION

      Incorporated by reference from the information under the captions "Executive Officer Compensation and Other Matters," "Report of the Compensation Committee of the Board of Directors on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Performance Graph" in the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated by reference from the information under the captions "Record Date; Voting Securities" and "Information Regarding Beneficial Ownership of Principal Shareholders and Management" in the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year ended December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated by reference from the information under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year ended December 31, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this report:

        (1) Financial Statements: See Index to Financial Statements at Item 8 on page 40 of this report.

        (2) Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

 Exhibit
 Number                                Description
 -------                               -----------
  2.1*   Asset Contribution and Reorganization Agreement between PlanetRx.com,
          Inc., PRX Holdings, Inc., PRX Acquisition Corp., YourPharmacy.com,
          Inc. and Express Scripts, Inc., dated August 31, 1999.

  3.1*   Certificate of Incorporation of the Registrant, as amended to date incorporated herein by reference to Exhibit 3.2 to the Company's
          Registration Statement on Form S-1 (File No. 333-82485).

  3.2*   Bylaws of the Registrant incorporated herein by reference to Exhibit
          3.4 to the Company's Registration Statement on Form S-1 (File No.
          333-82485).

  4.1*   Reference is made to Exhibits 3.1 and 3.2.

  4.2*   Amended and Restated Investors' Rights Agreement.

  4.3*   Specimen Common Stock Certificate.

 10.1*   Form of Indemnification Agreement.

 10.2*   1999 Equity Incentive Plan.

 10.3*   Employee Stock Purchase Plan.

 10.4*   1999 Director Stock Option Plan.

 10.5*   Employment Agreement between Registrant and William J. Razzouk, dated
          November 11, 1998.

 10.6*   Form of Warrant for the purchase of Preferred Stock.

 10.7*   Real Property Lease between Registrant and Belz Devco LP, dated
          October 16, 1998.

 10.8*   Real Property Sublease between Registrant and Rader Companies, dated
          May 5, 1999.

 10.9*   Real Property Sublease between Registrant and Cellegy Pharmaceuticals,
          Inc., dated November 6, 1998.

 10.10+* Supply Agreement between Registrant and McKesson U.S. Health Care, dated January 14, 1999.

 10.11*  Asset Acquisition Agreement between Registrant and NetHealth.com, Inc.

 10.12* Internet Domain and Trademark Assignment Agreement between Registrant and Epicenter Communications, Inc.

 10.13* Series A Stock Purchase Agreement between Registrant and the Investors named on Schedule thereto, dated September 15, 1998.

 10.14* Series B Stock Purchase Agreement between Registrant and the Investors named on Schedule thereto, dated January 15, 1999.

 10.15* Series C Stock Purchase Agreement between Registrant and the Investors named on Schedule thereto, dated June 3, 1999.

 10.16* Series D Stock Purchase Agreement between Registrant and the Investors named on Schedule thereto, dated September 3, 1999.

 10.17+* Agreement between Registrant and Express Scripts, Inc. dated August
          31, 1999.

 Exhibit
 Number                               Description
 -------                              -----------
 23.1    Consent of Independent Accountants.

 23.2**  Consent of Counsel. Reference is made to Exhibit 5.1 to the Company's
          Registration Statement on Form S-1 (File No. 333-82485).

 24.1*   Power of Attorney.

 27.1    Financial Data Schedule for EDGAR filing.

--------
 * Previously filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-82485) of PlanetRx.com, Inc.

** Corrected version of previously filed document.

 + Confidential treatment has been requested for certain portions which have been blacked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.

      (b) Reports on Form 8-K

      On October 13, 1999, the Company filed a report on Form 8-K, pursuant to Items 2 and 7 of such Form, regarding its acquisition of selected assets and liabilities of YourPharmacy.com, Inc.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PLANETRX.COM, INC.

                                                   /s/ William J. Razzouk
                                          By: _________________________________
                                                     William J. Razzouk
                                                Chief Executive Officer and
                                                  Chairman of the Board of
                                                         Directors

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

              Signature                            Title                   Date
-------------------------------------- ------------------------------ --------------

        /s/ William J. Razzouk         Chief Executive Officer and    March 24, 2000
______________________________________  Chairman of the Board of
          William J. Razzouk            Directors

         /s/ Steve Valenzuela          Senior Vice President, Chief   March 24, 2000
______________________________________  Financial Officer and
           Steve Valenzuela             Secretary

                  *                    Director
______________________________________
           David M. Beirne

                  *                    Director
______________________________________
          Terrence C. Burke

                  *                    Director
______________________________________
         Christos M. Cotsakos

                  *                    Director
______________________________________
            Michael Moritz

                  *                    Director
______________________________________
           Barrett A. Toan