Form 10-Q
period 2000-03-31
PLANETRX COM
filed 2000-05-15
CIK 1089979

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the transition period from______to______

                        Commission File Number _________

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


      Registrant's telephone number, including area code: (650) 616-1500
                                                          --------------

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes /x/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



      Class                               Outstanding at April 30, 2000

      Common Stock, $0.001 par value                 51,790,135

                              PLANETRX.COM, INC.

                               Table of Contents

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

          Condensed Balance Sheets at March 31, 2000 (unaudited) and December 31, 1999

          Condensed Statements of Operations for the Three Months
          Ended March 31, 2000 and 1999 (unaudited)

          Condensed Statements of Cash Flows for the Three Months
          Ended March 31, 2000 and 1999 (unaudited)

          Notes to Condensed Financial Statements

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

Signatures

PART I
ITEM 1. FINANCIAL STATEMENTS



                              PLANETRX.COM, INC.
                           Condensed Balance Sheets
                   (in thousands, except per share amounts)


                                              March 31,           December 31,
                                                2000                 1999
                                             -----------          ------------
                                             (unaudited)           (audited)
ASSETS
Current assets:
  Cash and cash equivalents                   $  64,116           $  51,629
  Short-term investments                         12,257              65,119
  Inventories                                     3,561               2,276
  Prepaid expenses and other current assets      25,894              19,594
                                              ---------           ---------
    Total current assets                        105,828             138,618
Property and equipment, net                      17,191              10,884
Intangible assets, net                          177,900             188,115
Other assets                                        915                 898
                                              ---------           ---------
                                              $ 301,834           $ 338,515
                                              =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $  13,884           $   7,099
  Accrued expenses                                8,499               8,444
  Deferred revenue                                    8                   8
Borrowings, current                                 956                 418
Capital lease obligations, current                  323                  54
                                              ---------           ---------
   Total current liabilities                     23,670              16,023
Borrowings, long-term                             6,044               6,582
Capital lease obligations, long-term              1,982                 265
                                              ---------           ---------
                                                 31,696              22,870

Commitments and contingencies

Stockholders' equity:
  Preferred Stock: issuable in series,
    $0.0001 par value; 28,000 shares
    authorized; none issued and outstanding           -                   -
  Common Stock: $0.0001 par value; 100,000
    shares authorized; 52,060 and 52,286
    shares issued and outstanding,
    respectively                                      5                   5
  Additional paid-in capital                    446,164             444,405
  Notes receivable from stockholders                (34)                (35)
  Deferred stock-based compensation             (23,085)            (25,454)
  Accumulated deficit                          (152,912)           (103,276)
                                              ---------           ---------
   Total stockholders' equity                   270,138             315,645
                                              ---------           ---------
                                              $ 301,834           $ 338,515
                                              =========           =========

The accompanying notes are an integral part of these financial statements.

                              PLANETRX.COM, INC.
                      Condensed Statements of Operations
              (unaudited, in thousands except per share amounts)

                                                   Three Months Ended
                                                        March 31,
                                               -------------------------
                                                  2000          1999
                                               -----------    ----------

Net revenue:
    e-commerce                                 $    7,813     $      27
    Sponsorship                                       960            35
                                               ----------     ---------
                                                    8,773            62
Cost of net revenue:
    e-commerce                                      7,245            40
    Sponsorship                                       156            17
                                               ----------     ---------
                                                    7,401            57
                                               ----------     ---------
Gross profit                                        1,372             5
Operating expenses:
    Marketing and sales                            28,704         2,516
    Product development                             6,595         1,411
    General and administrative                      2,327           923
    Amortization of intangible assets              10,215             -
    Stock-based compensation                        4,268         1,208
                                               ----------     ---------
           Total operating expenses                52,109         6,058
                                               ----------     ---------
Operating loss                                    (50,737)       (6,053)
Interest income                                     1,316           178
Interest expense                                     (215)         (553)
                                               ----------     ---------
Net loss                                       $  (49,636)    $  (6,428)
                                               ==========     =========

Basic and diluted net loss per share           $    (1.05)    $   (2.76)
                                               ==========     =========

Basic and diluted pro forma net loss
    per share                                                 $   (0.36)
                                                              =========

Weighted average shares used to
    compute basic and diluted net loss
    per share                                      47,160         2,329
                                               ==========     =========

Weighted average shares used to
    compute pro forma basic and
    diluted net loss per share                                   17,983
                                                              =========

  The accompanying notes are an integral part of these financial statements.

                              PLANETRX.COM, INC.
                      Condensed Statements of Cash Flows
                           (unaudited, in thousands)

                                                                     Three Months Ended
                                                                         March 31,
                                                            -------------------------------------
                                                                 2000                  1999
                                                            ---------------        --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $       (49,636)       $      (6,428)
   Adjustments to reconcile net loss to net cash used
   in operating activities:
      Depreciation and amortization                                   1,161                  217
      Stock-based compensation                                        4,268                1,208
      Amortization of intangible assets                              10,215                    -
      Changes in assets and liabilities:
          Inventories                                                (1,285)                (801)
          Prepaid expenses and other current assets                  (6,300)              (2,836)
          Other assets                                                  (17)                 (89)
          Accounts payable                                            6,785                  820
          Accrued expenses                                               55                  143
                                                            ---------------        -------------
              Net cash used in operating activities                 (34,754)              (7,766)

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases  of property and equipment                              (7,468)              (1,654)
   Purchases of short-term investments                               (9,096)                   -
   Sales of short-term investments                                   61,958                    -
   Proceeds from repayment of employee note                               1                    -
                                                            ---------------        -------------
              Net cash provided by (used in) investing
                activities                                           45,395               (1,654)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of stock for cash, net                          -               25,957
   Proceeds from exercises of Common Stock
     options, net                                                      (140)                 351
   Proceeds from notes payable and equipment financing                2,000                1,000
   Principal payments on capital lease obligations                      (14)                  (2)
                                                            ---------------        -------------
              Net cash provided by financing
                activities                                            1,846               27,306
                                                            ---------------        -------------

 Increase in cash and cash equivalents                               12,487               17,886
 Cash and cash equivalents at beginning of period                    51,629                  935
                                                            ---------------        -------------
 Cash and cash equivalents at end of period                 $        64,116        $      18,821
                                                            ===============        =============

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

     The accompanying unaudited condensed financial statements reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of the results of operation for the periods shown. The results of operations for such periods are not necessarily indicative of the results to be expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for its fiscal year ended December 31, 1999.

Revenue recognition

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

     The Company complies with the provisions of Emerging Issues Task Force No. 99-17, "Accounting for Advertising Barter Transactions". The fair value of the advertising barter transactions can not be reasonably determined and therefore the revenue and corresponding advertising expenses have not been recorded.

Recent accounting pronouncements

     In March 2000, the Emerging Issues Task Force issued No. 00-02 ("EITF 00-02"), "Accounting for Web Site Development Costs". EITF 00-02 is effective for all fiscal quarters beginning after June 30, 2000. EITF 00-02 discusses the capitalization criteria regarding web site development costs. The Company will adopt EITF 00-02 in its quarter ending September 30, 2000 and does not expect such adoption to have a significant impact on the Company's results of operations, financial position or cash flows.

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" (the "Interpretation"). The Interpretation is intended to clarify certain issues that have arisen in practice since the issuance of APB 25. The Company will adopt the Interpretation on July 1, 2000 and does not expect such adoption to have a significant impact on the Company's results of operations, financial position or cash flows.

     In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 is effective for all fiscal quarters beginning after March 31, 2000. SAB 101 establishes four criteria for revenue recognition that are similar to the criteria in the AICPA's Statement of Position 97-2, "Software Recognition". The Company will adopt SAB 101 in its quarter ending June 30, 2000 and does not expect such adoption to have a significant impact on the Company's results of operations, financial position or cash flows.

     In June 1998 and 1999, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" and SFAS No. 137, "Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" ("SFAS 133"), respectively. SFAS 133 is effective for all fiscal quarters beginning with the quarter ending June 30, 2000. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will adopt SFAS 133 in its quarter ending June 30, 2000 and does

                               PLANETRX.COM,INC.
                    Notes to Condensed Financial Statements
                                  (unaudited)

not expect such adoption to have an impact on the Company's results of operations, financial position or cash flows.

Note 2 - Balance Sheet Components (in thousands)

                                                                        March 31,        December 31,
                                                                          2000               1999
                                                                       -----------       -----------
    Property and Equipment:
           Computer equipment and software                             $    10,638       $   10,585
           Equipment under capital leases                                    2,318              339
           Furniture and fixtures                                            1,231            1,169
           Leasehold improvements                                              515              485
           Construction in progress                                          6,012              668
                                                                       -----------       ----------
                                                                            20,714           13,246
           Less:  Accumulated depreciation and amortization                 (3,523)          (2,362)
                                                                       -----------       ----------
                                                                       $    17,191       $   10,884
                                                                       ===========       ==========

Note 3 - Net loss per share

         Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and common equivalents, if dilutive. Common equivalent shares consist of the incremental common shares subject to issuance upon conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method), and the common shares outstanding subject to repurchase. The periods presented below exclude potential common shares as the effect of such shares on a weighted average basis is anti-dilutive.

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

                               PLANETRX.COM,INC.
                    Notes to Condensed Financial Statements
                                  (unaudited)

                                                     Three Months Ended
                                                         March 31,
                                                ----------------------------
                                                   2000              1999
                                                ----------        ----------
Numerator:
     Net loss                                   $  (49,636)       $   (6,428)
                                                ==========        ==========
Denominator:
     Weighted average common shares                 52,249             5,282
     Weighted average unvested common shares
      subject to repurchase                         (5,089)           (2,953)
                                                ----------        ----------
     Denominator for basic and diluted
      calculation                                   47,160             2,329
                                                ==========        ==========
     Weighted average effect of pro forma
     conversion of preferred stock:
       Series A Preferred Stock                          -            11,059
       Series B Preferred Stock                          -             4,595
       Series C Preferred Stock                          -                 -
       Series D Preferred Stock                          -                 -
                                                ----------        ----------
       Denominator for pro forma basic and
       diluted calculation                          47,160            17,983
                                                 =========        ==========
Net loss per share:
       Basic and diluted                         $   (1.05)       $   (2.76)
                                                 =========        ==========
       Pro forma basic and diluted               $   (1.05)       $   (0.36)
                                                 =========        ==========

Note 4--Borrowings

     In January 1999, the Company entered into a $2.0 million capital lease credit facility with a financing institution. Interest accrues from the date of each draw down at a rate of 8.25% per annum. The arrangement allows for principal and accrued interest to be paid out in 42 equal monthly installments from the date of each drawn down. The company drew down the entire facility during the first quarter of 2000, and approximately $2.0 million remained outstanding as of March 31, 2000.

Note 5--Sponsorship Agreement

     In March 2000, the exclusive therapeutic disease state management sponsor on the PlanetRx diabetes.com website voluntarily withdrew one of their diabetes drugs from the market following a request from the US Food and Drug Administration. The Company is working with this sponsor to determine the impact this action will have on future sponsorship revenues, if any.

Note 6--Subsequent Events

     In April 2000, the Company granted non-qualified stock options to employees to purchase 2.9 million shares of Common Stock at an exercise price of $2.55 per share, 15% below fair market value at the time of grant. In connection with the stock option grants, the Company recorded unearned compensation of approximately $1.3 million.

     In May 2000, the Company adopted a bonus program for certain employees. The program may pay out a maximum of $5.96 million in 2001 for the achievement of milestones in 2000 and 2001.

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

     In April 2000, Michael Beindorff was appointed Chief Executive Officer of PlanetRx.com. William J. Razzouk will continue as chairman of PlanetRx.com, and will help oversee the growth of our distribution center and pharmacy operations, and facilitate strategic partnerships for the company.

     In March 2000, the exclusive therapeutic disease state management sponsor on the PlanetRx diabetes.com website voluntarily withdrew one of their diabetes drugs from the market following a request from the US Food and Drug Administration. In addition, in May 2000 the sponsor's shareholders approved a merger with another pharmaceutical company. We are working with this sponsor to determine the impact these events will have on future sponsorship revenues, if any.

Results of Operations

     Because we launched our website on March 18, 1999 and have a short operating history, we believe that period-to-period comparisons prior to the second quarter of 1999 are less meaningful than an analysis of recent quarterly operating results. Accordingly, we are providing a discussion and analysis of our results of operations that compares the quarter ended March 31, 2000 to the quarter ended December 31, 1999.

     The following table sets forth unaudited quarterly statement of operations data for the five quarters ended March 31, 2000. This unaudited quarterly information has been derived from our unaudited financial statements and reflects all adjustments, which in the opinion of management, are necessary for the fair presentation of the results of operation for the periods shown. The results of operations for such periods are not necessarily indicative of the results to be expected for the full fiscal year or any future period.

                              PlanetRx.com, Inc.
                   Unaudited Quarterly Results Of Operations
                                (in thousands)

                                                                                  Quarter Ended
                                               -------------------------------------------------------------------------------
                                               March 31,        December 31,       September 30,     June 30,      March 31,
                                                  2000              1999               1999            1999           1999
                                               -------------------------------------------------------------------------------
Net revenue:
      e-commerce                                $  7,813          $  4,564           $   2,670         $  595         $    27
      Sponsorship                                    960               537                 411            160              35
                                                ------------------------------------------------------------------------------
                                                   8,773             5,101               3,081            755              62
Cost of net revenue:
      e-commerce                                   7,245             4,260               2,535            654              40
      Sponsorship                                    156                 -                  65             18              17
                                                ------------------------------------------------------------------------------
                                                   7,401             4,260               2,600            672              57
                                                ------------------------------------------------------------------------------
Gross profit                                       1,372               841                 481             83               5
Operating expenses:
      Marketing and sales                         28,704            28,330              17,240          7,021           2,516
      Product development                          6,595             5,686               4,006          1,843           1,411
      General and administrative                   2,327             1,874               2,208          1,443             923
      Amortization of intangible assets           10,215             8,926                 547             77               -
      Stock-based compensation                     4,268             8,192               3,301          3,100           1,208
                                                -----------------------------------------------------------------------------
             Total operating expenses             52,109            53,008              27,302         13,484           6,058
                                                ------------------------------------------------------------------------------
Operating loss                                   (50,737)          (52,167)            (26,821)       (13,401)         (6,053)
Interest income (expense), net                     1,101               963                 112           (272)           (375)
                                                ------------------------------------------------------------------------------
Net loss                                        $(49,636)        $ (51,204)          $ (26,709)     $ (13,673)      $  (6,428)
                                                ==============================================================================

Net Revenue

     Net revenue for the three months ended March 31, 2000 was approximately $8.8 million, a 72% increase over revenues of $5.1 million in the fourth quarter of 1999. E-commerce revenues increased to $7.8 million for the quarter, a 71% increase from the $4.6 million in the fourth quarter of 1999. Sponsorship revenues increased by 79%, reaching $960,000 in the first quarter of 2000 as compared to $537,000 in the fourth quarter of 1999.

     We recognize revenue from product sales, net of allowances for coupons, discounts and estimated returns, when the product is shipped from our warehouse to the customer. Outbound shipping and handling charges, which are charged to the customer, are included in net revenue. We provide an allowance for sales returns, based on historical experience, in the period revenues are recognized. Payment for product sales is generally made by credit card. Consequently, accounts receivable balances are insignificant and have been included in other assets. We recognize sponsorship revenue ratably over the related service period.

     We comply with the provisions of Emerging Issues Task Force No. 99-17, "Accounting for Advertising Barter Transactions". The fair value of the advertising barter transactions cannot be reasonably determined and therefore the revenue and corresponding advertising expenses have not been recorded.

Cost of Net Revenue

     Our cost of net revenue for the three months ended March 31, 2000 was approximately $7.4 million. For the three months ended December 31, 1999 our cost of net revenue was approximately $4.3 million. Our gross margin for both the three months ended March 31, 2000 and the three months ended December 31, 1999 was approximately 16%. Gross margins on e-commerce remained constant at approximately 7% for the first quarter of 2000 and the fourth quarter of 1999. We expect that our e-commerce margins will fluctuate in the future as we continue with our customer acquisition programs. Our sponsorship margin declined to 84% in the first quarter of 2000 from 100% achieved in the fourth quarter of 1999, primarily due to third-party fees.

Operating Expenses

     Marketing and Sales. Marketing and sales expenses increased to approximately $28.7 million during the three months ended March 31, 2000 from approximately $28.3 million in the fourth quarter of 1999. This increase is due primarily to costs relating to marketing and promotional campaigns.

     Product Development. Product development expenses increased to approximately $6.6 million during the three months ended March 31, 2000 from approximately $5.7 million during the three months ended December 31, 1999. This increase is related to the maintenance of our websites and system development and related increased headcount.

     General and Administrative. General and administrative expenses increased to approximately $2.3 million during the three months ended March 31, 2000 from $1.9 million during the three months ended December 31, 1999. This increase is primarily related to increases in head count and an increase in professional service fees.

     Amortization of Intangible Assets. Amortization of intangible assets increased to $10.2 million in first quarter of 2000 from $8.9 million in the fourth quarter of 1999. The amortization recorded is attributable to the amortization of intellectual property related to domain names acquired in 1998 and 1999 and intangible assets resulting from the purchase of selected assets and liabilities of YourPharmacy.com in October 1999. The fair value of the intangible assets associated with the domain names is amortized over their estimated useful lives, which is two years, while the intangible assets associated with YourPharmacy.com are being amortized over five years.

     Stock-Based Compensation. We recorded additional deferred stock-based compensation of approximately $2.5 million for the three months ended March 31, 2000, primarily in connection with stock options granted during the period. Our stock-based compensation expense totaled approximately $4.3 million for the three months ended March 31, 2000, as compared to $8.2 million in the prior quarter, of which $3.2 million related common stock issued for a charitable contribution. The remaining deferred stock compensation balance of approximately $23.1 million will be amortized through 2004.

     Interest Income and Expense. Interest income consists of earnings on our cash, cash equivalents, and marketable securities and interest expense consists of interest associated with our notes payable, borrowings, and capital lease obligations. As of March 31, 2000 the balance outstanding under interest bearing liabilities was approximately $9.3 million compared to $7.3 million as of December 31, 1999.

Liquidity and Capital Resources

     PlanetRx.com invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. Prior to our initial public offering, which closed in October 1999 and provided net proceeds of approximately $101.0 million, we financed our operations primarily through private sales of convertible preferred stock and common stock. At March 31, 2000, we had cash and cash equivalents and investments in marketable debt securities totaling $76.4 million compared to $116.7 million at December 31, 1999.

     Net cash used in operating activities was approximately $34.8 million during the three months ended March 31, 2000, primarily a result of quarterly net losses as well as increases in prepaid expenses, accounts receivable and inventories, partially offset by increases in accounts payable and non-cash charges for depreciation and amortization.

     Net cash provided by investing activities was approximately $45.4 million during the three months ended March 31, 2000, primarily consisting of the acquisition of equipment and systems, including computer equipment and fixtures and furniture.

     Net cash provided by financing activities was approximately $1.8 million during the three months ended March 31, 2000, primarily consisted of net proceeds from equipment financing.

     As of March 31, 2000, our principal commitments consisted of obligations outstanding under operating leases, a note payable, and marketing agreements with certain web portals aggregating approximately $96.2 million through 2005.

     We may need to raise additional funds to meet operating requirements in the future. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

Recent Accounting Pronouncements

     In March 2000, the Emerging Issues Task Force issued No. 00-02 ("EITF 00-02"), "Accounting for Web Site Development Costs". EITF 00-02 is effective for all fiscal quarters beginning after June 30, 2000. EITF 00-02 discusses the capitalization criteria regarding web site development costs. We will adopt EITF 00-02 in our quarter ending September 30, 2000 and do not expect such adoption to have a significant impact on our results of operations, financial position or cash flows.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" (the "Interpretation"). The Interpretation is intended to clarify certain issues that have arisen in practice since the issuance of APB
25. We will adopt the Interpretation on July 1, 2000 and do not expect such adoption to have a significant impact on our results of operations, financial position or cash flows.

     In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 is effective for all fiscal quarters beginning after March 31, 2000. SAB 101 establishes four criteria for revenue recognition that are similar to the criteria in the AICPA's Statement of Position 97-2, "Software Recognition". We will adopt SAB 101 in our quarter ending June 30, 2000 and do not expect such adoption to have a significant impact on our results of operations, financial position or cash flows.

     In June 1998 and 1999, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" and SFAS No. 137, "Accounting for Derivatives and Hedging Activities--Deferral of the Effective Date of SFAS No. 133" ("SFAS 133"), respectively. SFAS 133 is effective for all fiscal quarters beginning with the quarter ending June 30, 2000. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We will adopt SFAS 133 in our quarter ending June 30, 2000 and do not expect such adoption to have an impact on our results of operations, financial position or cash flows.


ADDITIONAL FACTORS THAT MAY EFFECT FUTURE RESULTS

     In addition to the factors discussed in the "Overview" and "Liquidity and Capital Resources" sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our annual report on Form 10-K for our fiscal year ended December 31, 1999, as filed with SEC, the following factors may affect our future results.

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


We have a history of losses and we anticipate future losses and negative cash flow

   Since our inception, we have incurred significant losses and negative cash flow, and we expect operating losses and negative cash flow to continue for the foreseeable future. We incurred net losses of $7,000 for the year ended 1996, $137,000 for the year ended 1997, $4.1 million for the year ended 1998, $98.0 million for the year ended December 31, 1999 and $49.6 million for the three months ended March 31, 2000. As of March 31, 2000, we had an accumulated deficit of $152.9 million. We anticipate that our losses will increase significantly from current levels because we expect to incur additional costs and expenses related to:

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

Online sales of prescription drugs, non-prescription drugs, personal care products and medical supplies may not achieve market acceptance, which could result in slower revenue growth, loss of revenues and increased operating losses

   If we do not attract and retain a high volume of online customers to our website at a reasonable cost, our business and operating results will be adversely affected. The online market for our products is in its infancy. We may not be able to convert a large number of consumers from traditional shopping methods to online shopping for prescription drugs, non-prescription drugs, personal care products and medical supplies. Specific factors that could prevent widespread consumer acceptance of the online sales of our products, include:

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

We are dependent on strategic relationships with pharmaceutical companies to provide sponsorship revenue. If litigation or governmental interference affects the pharmaceutical companies' operations, our relationships may be adversely affected

   In May 1999, we entered into a strategic alliance with a major pharmaceutical company. Under the terms of the agreement, this pharmaceutical company is the exclusive therapeutic disease state management sponsor within our diabetes.com community. In December 1999, we entered into an agreement with another major pharmaceutical manufacturer to develop a unique Web site for allergy sufferers. We plan to enter into similar agreements with other third parties in connection with the expansion of other PlanetRx.com communities. Payments by these companies to us for services that we provide to them may be at risk in future periods if these companies become subject to external interference.


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


Our growth and changing operations have placed a significant burden on our management system and resources, and any inability to manage this growth could result in higher operating costs and lower gross margins

   We have expanded our operations rapidly since our inception and the launch of our PlanetRx.com website in March 1999. The number of our employees increased from 33 on December 31, 1998 to 445 on March 31, 2000. Additionally, many of our senior management have joined us within the last twelve months. We intend to hire additional personnel in order to pursue existing and potential market opportunities. Our growth has placed, and our anticipated future operations will continue to place, a significant strain on our management systems and resources, which could result in slower revenue growth, increased operating costs and lower gross margins. Our ability to successfully offer products and services and implement our business strategy in a rapidly evolving market requires an effective planning and management process. We also expect that we will need to continue to improve our transaction-processing, operational, financial and managerial controls and reporting systems and procedures as we grow.

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


We may be unable to meet our future capital requirements, which would impair our ability to fund our operations

   We require substantial working capital to fund our operations. We may need to raise additional funds to meet our operating requirements in the future. However,we cannot be sure that additional financing would be available to us on favorable terms or at all.

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


The loss of any of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could result in an inability to manage our growing operations

   The loss of the services of one or more of our key personnel could seriously disrupt our business. We depend on the continued services and performance of our senior management and other key personnel, particularly William J. Razzouk, Chairman of the Board, and Michael Beindorff, Chief Executive Officer. Our future success also depends upon the continued service of our executive officers and on our ability to attract and retain key sales, marketing and support personnel, as well as pharmacists and software developers. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. Many of our senior management joined us within the last twelve months, including Michael Beindorff and Steve Valenzuela, our Chief Financial Officer. Our future success depends on the ability of these officers to effectively work together with our original management team. Except for Mr. Razzouk, none of our officers or key employees is bound by an employment agreement. Our relationships with these officers and key employees are at will. We do not have ''key person'' life insurance policies covering any of our employees.


We may be unable to protect the intellectual property rights upon which our business relies, which could harm our competitiveness and cause customer confusion

   We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. These legal protections afford only limited protection for our intellectual property and trade secrets. We have filed applications for United States trademark registrations for, among others, ''PlanetRx.com.'' We may be unable to secure this registration. It is also possible that our competitors or others will adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term PlanetRx.com. Any claims or customer confusion related to our trademark, or our failure to obtain trademark registration, would negatively affect our business.

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


We are controlled by officers, directors and entities affiliated with them

   Based upon shares outstanding as of April 30, 2000, executive officers, directors and entities affiliated with them will, in the aggregate, beneficially own approximately 53.7% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.


Antitakeover provisions applicable to us could preclude an acquisition, even if an acquisition would be beneficial to our stockholders

   Provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

We depend on continued use of the Internet and growth of the online drugstore market

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

If we do not respond to rapid technological changes, our services could become obsolete and our business would be seriously harmed

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

We may face potential liability for invasion of privacy

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



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash, cash equivalents and short-term investments. Due to the short-term nature of these investments and our investment policies and our procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk to us.


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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

                           PLANETRX.COM, INC.
                               (Registrant)

                           By: /s/  Steve Valenzuela
                               ---------------------
                               Steve Valenzuela
                               Senior Vice President,
                               Chief Financial Officer
                               and Secretary


Date: May 15, 2000

                                 EXHIBIT INDEX

Exhibit
Number                                Description
------                                -----------

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