Form 10-Q
period 2000-06-30
PLANETRX COM
filed 2000-08-14
CIK 1089979

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                        Outstanding at July 31, 2000

     Common Stock, $0.0001 par value...........   51,555,601

                              PLANETRX.COM, INC.

                               Table of Contents

PART I.      FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements

             Condensed Balance Sheets at June 30, 2000 (unaudited) and December 31, 1999

             Condensed Statements of Operations for the Three and Six Months Ended June 30, 2000 and 1999 (unaudited)

             Condensed Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999 (unaudited)

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

Item 3.      Defaults Upon Senior Securities

Item 4.      Submission of Matters to a Vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K

Signatures

PART I

ITEM 1. FINANCIAL STATEMENTS

                              PLANETRX.COM, INC.
                           Condensed Balance Sheets
                   (in thousands, except per share amounts)

                                                                 June 30,                         December 31,
                                                                  2000                               1999
                                                          ---------------------             ------------------------
                                                               (unaudited)                         (audited)
ASSETS
Current assets:
     Cash and cash equivalents                                        $  50,608                            $  51,629
     Short-term investments                                                   -                               65,119
     Inventories                                                          2,967                                2,276
     Prepaid expenses and other current assets                           16,610                               19,594
                                                          ---------------------             ------------------------
         Total current assets                                            70,185                              138,618
     Property and equipment, net                                         19,425                               10,884
     Intangible assets, net                                             167,685                              188,115
     Other assets                                                           718                                  898
                                                          ---------------------             ------------------------
                                                                      $ 258,013                            $ 338,515
                                                          =====================             ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                 $   7,973                            $   7,099
     Accrued expenses                                                     7,145                                8,444
     Accrued contract termination fees                                    4,250                                    -
     Deferred revenue                                                        16                                    8
     Borrowings, current                                                  2,071                                  418
     Capital lease obligations, current                                     463                                   54
                                                          ---------------------             ------------------------
          Total current liabilities                                      21,918                               16,023
     Borrowings, long-term                                                4,929                                6,582
     Capital lease obligations, long-term                                 1,808                                  265
                                                          ---------------------             ------------------------
                                                                         28,655                               22,870
                                                          ---------------------             ------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred Stock: issuable in series, $0.0001 par value;
         5,000 shares authorized; none issued and                             -                                    -
         outstanding
     Common Stock: $0.0001 par value; 100,000 shares
         authorized; 51,752 and 52,286 shares issued and
         outstanding, respectively                                            5                                    5
     Additional paid-in capital                                         441,502                              444,405
     Notes receivable from stockholders                                     (34)                                 (35)
     Deferred stock-based compensation                                  (15,290)                             (25,454)
     Accumulated deficit                                               (196,825)                            (103,276)
                                                          ---------------------             ------------------------
          Total stockholders' equity                                    229,358                              315,645
                                                          ---------------------             ------------------------
                                                                      $ 258,013                            $ 338,515
                                                          =====================             ========================

  The accompanying notes are an integral part of these financial statements.

                              PLANETRX.COM, INC.
                      Condensed Statements of Operations
              (unaudited, in thousands except per share amounts)

                                                   Three Months Ended           Six Months Ended
                                                       June 30,                     June 30,
                                               --------------------------  ---------------------------
                                                  2000           1999         2000            1999
                                               ------------   -----------  ------------    -----------
Net revenue:
      e-commerce                                $   8,132      $     595     $  15,945      $     622
      Sponsorship                                   1,303            160         2,263            195
                                               ------------   -----------  ------------    -----------
                                                    9,435            755        18,208            817
                                               -----------    -----------  ------------    -----------
Cost of net revenue:
      e-commerce                                    7,825            654        15,070            694
      Sponsorship                                     209             18           365             35
                                               -----------    -----------  ------------    -----------
                                                    8,034            672        15,435            729
                                               -----------    -----------  ------------    -----------
Gross profit                                        1,401             83         2,773             88
                                               -----------    -----------  ------------    -----------
Operating expenses:
      Marketing and sales                          20,638          7,098        49,342          9,614
      Product development                           5,217          1,843        11,812          3,254
      General and administrative                    2,532          1,443         4,859          2,366
      Amortization of intangible assets            10,215              -        20,430              -
      Stock-based compensation                      2,861          3,100         7,129          4,308
      Contract termination and severance
             charges                                4,466              -         4,466              -
                                               -----------    -----------  ------------    -----------
             Total operating expenses              45,929         13,484        98,038         19,542
                                               -----------    -----------  ------------    -----------
Operating loss                                   (44,528)       (13,401)      (95,265)       (19,454)
Interest income                                      865            221         2,181            399
Interest expense                                    (250)          (493)         (465)        (1,046)
                                               -----------    -----------  ------------    -----------
Net loss                                        $(43,913)      $(13,673)     $(93,549)      $(20,101)
                                               ===========    ===========  ============    ===========
Effect of anti-dilution provisions of
      Series B Preferred Stock                         -         (1,009)             -        (1,009)
                                               -----------    -----------  ------------    -----------
Net loss available to common stockholders       $(43,913)      $(14,682)     $(93,549)      $(21,110)
                                               ===========    ===========  ============    ===========
Basic and diluted net loss per share            $  (0.92)      $  (5.37)     $  (1.97)      $  (8.35)
                                               ===========    ===========  ============    ===========
Weighted average shares used to compute
      basic and diluted net loss per share        47,925          2,733        47,551          2,528
                                               ===========    ===========  ============    ===========

  The accompanying notes are an integral part of these financial statements.

                              PLANETRX.COM, INC.
                      Condensed Statements of Cash Flows
                           (unaudited, in thousands)

                                                                 Six Months Ended
                                                                     June 30,
                                                         --------------------------------
                                                             2000                1999
                                                         -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $ (93,549)        $  (20,101)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                           2,676                697
        Non-cash interest charges related to purchase
             option and warrant                                     -                906
        Stock-based compensation                                7,129              4,308
        Amortization of intangible assets                      20,430                  -
        Changes in assets and liabilities:
             Inventories                                        (691)            (1,594)
             Prepaid expenses and other current assets          2,984            (2,366)
             Other assets                                         180               (87)
             Accounts payable                                     874              2,136
             Accrued expenses                                   2,951                495
             Deferred revenue                                       8                375
                                                         -------------       ------------
                Net cash used in operating activities        (57,008)           (15,231)
                                                         -------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases  of property and equipment                      (11,216)            (2,381)
   Sales of short-term investments                             65,119                  -
                                                         -------------       ------------
                Net cash provided by (used in)
                    investing activities                       53,903            (2,381)
                                                         -------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of stock for cash, net                    -             77,773
   Proceeds from exercises of Common Stock
            options, net                                          132                595
   Proceeds from notes payable and equipment financing          2,000              1,000
   Principal payments on capital lease obligations               (48)                (3)
                                                         -------------       ------------
                Net cash provided by financing
                    activities                                  2,084             79,365
                                                         -------------       ------------

(Decrease) increase in cash and cash equivalents              (1,021)             61,753
Cash and cash equivalents at beginning of period               51,629                935
                                                         -------------       ------------
Cash and cash equivalents at end of period                 $   50,608        $    62,688
                                                         =============       ============

   The accompanying notes are an integral part of these financial statements

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

     The accompanying unaudited condensed financial statements reflect all adjustments, which, in the opinion of management, are necessary for the fair statement of the results of operation for the periods shown. The results of operations for such periods are not necessarily indicative of the results to be expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for its fiscal year ended December 31, 1999 and other periodic reports filed from time to time with the Securiites and Exchange Commission.

Recent accounting pronouncements

     In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 is effective for the fourth quarter of years ending after December 31, 1999. The Company will adopt SAB 101 in the quarter ending December 31, 2000 and does not expect such adoption to have an impact on the Company's results of operations, financial position or cash flows.

     In March 2000, the Emerging Issues Task Force released Issue No. 00-02 ("EITF 00-02"), "Accounting for Web Site Development Costs". EITF 00-02 is effective for all fiscal quarters beginning after June 30, 2000. EITF 00-02 discusses the capitalization criteria regarding web site development costs. The Company will adopt EITF 00-02 in the quarter ending September 30, 2000 and does not expect such adoption to have a significant impact on the Company's results of operations, financial position or cash flows.

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


Note 2--Property and Equipment (in thousands)

                                                                  June 30,           December 31,
                                                                    2000                1999
                                                            ------------------    ----------------
      Computer equipment and software                                  $13,439             $10,585
      Warehouse equipment                                                4,557                 179
      Equipment under capital leases                                     2,318                 339
      Furniture and fixtures                                             1,454                 990
      Leasehold improvements                                             2,057                 485
      Construction in progress                                             638                 668
                                                            ------------------    ----------------
                                                                        24,463              13,246
      Less:  Accumulated depreciation and amortization                  (5,038)             (2,362)
                                                            ------------------    ----------------
                                                                       $19,425             $10,884
                                                            ==================    ================

                              PLANETRX.COM, INC.
                    Notes to Condensed Financial Statements
                                  (unaudited)

Note 3--Net loss per share

     Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and common equivalents, if dilutive. Common equivalent shares consist of the incremental common shares subject to issuance upon conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method), and the common shares outstanding subject to repurchase. The periods presented below exclude potential common shares as the effect of such shares of a weighted average basis is anti-dilutive.

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                          Three Months Ended           Six Months Ended
                                                               June 30,                    June 30,
                                                        ----------------------      ------------------------
                                                          2000         1999           2000         1999
Numerator:
    Net loss                                            $(43,913)    $(13,673)       $(93,549)    $(20,101)
    Plus effect of antidilution provisions of
     Series B Preferred Stock                                  -       (1,009)              -       (1,009)
                                                        ----------   ----------      ----------   ----------
    Net loss available to common shareholders           $(43,913)    $(14,682)       $(93,549)    $(21,110)
                                                        ==========   ==========      ==========   ==========
Denominator:
    Weighted average common shares                        51,884        9,395          52,005        8,766
    Weighted average unvested common shares
     subject to repurchase                                (3,959)      (6,662)         (4,454)      (6,238)
                                                        ----------   ----------      ----------   ----------
    Denominator for basic and diluted
     calculation                                          47,925        2,733          47,551        2,528
                                                        ==========   ==========      ==========   ==========
Net loss per share:
    Basic and diluted                                   $  (0.92)    $  (5.37)       $  (1.97)    $  (8.35)
                                                        ==========   ==========      ==========   ==========

Note 4--Sponsorship Agreement

     In March 2000, the exclusive therapeutic disease state management sponsor on the PlanetRx diabetes.com website voluntarily withdrew one of their diabetes drugs from the market following a request from the US Food and Drug Administration. In addition, in June 2000, the sponsor merged with another pharmaceutical company. The Company is currently working with this sponsor to determine the impact these events will have on future sponsorship revenues.


Note 5--Contract Termination and Severance Charges

     In June 2000, the Company restructured its agreement with pharmacy benefits manager Express Scripts, Inc. Under the new agreement, which eliminates PlanetRx.com's annual $14.6 million payments to Express Scripts, PlanetRx.com paid only the second quarter marketing expenses of $3.7 million, as well as a one-time contract termination fee of $4.3 million. PlanetRx.com remains the preferred Internet pharmacy for Express Scripts for a term of five years, subject to certain exceptions, with the right to participate in the Express Scripts network for a period of five years, and Express Scripts retains ownership of its 10.3 million shares of PlanetRx.com common stock.

     The one-time charges in the second quarter also include $200,000 in severance charges related to a workforce reduction of approximately 15% that occurred in June 2000.

Note 6--Subsequent Events

     In July 2000, the Company signed a definitive agreement for up to $50.0 million in equity financing from Alpha Venture Capital Inc., a member of the Alpha Group of Funds. The financing is in the form of an equity line that can be utilized based on a formula relating to the trading volume and price of the Company's Common Stock subject to certain terms and conditions. Upon each financing drawdown, the proceeds will be allocated to Common Stock and Common Stock warrants based on the respective fair value of the instruments. The Common Stock warrants will be valued using the Black-Scholes pricing model.

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

     In March 2000, the exclusive therapeutic disease state management sponsor on the PlanetRx diabetes.com website voluntarily withdrew one of their diabetes drugs from the market following a request from the US Food and Drug Administration. In addition, in June 2000, the sponsor merged with another pharmaceutical company. The Company is currently working with this sponsor to determine the impact these events will have on future sponsorship revenues, if any.

     In the second quarter of 2000, we reduced our operating expenses, excluding amortization, stock-based compensation and one-time charges, approximately 25% from the prior quarter. This reduction was due primarily to reduced levels of advertising, the reduction of our workforce by approximately 15%, and the reassignment of personnel deemed less critical to the Company's growth.

     In July 2000, we signed a definitive agreement with Alpha Venture Capital, Inc., a member of the Alpha Group of Funds, to provide the company with up to $50 million in additional financing in the form of an equity line subject to certain terms and conditions. Additional information concerning the equity line is discussed below under the heading "Liquidity and Capital Resources," and a copy of the agreement is attached as an exhibit to this Report on Form 10-Q. There can be no assurances that we will be able to draw on the equity line. Even if we are able to draw on the equity line, we expect that it will be necessary to take additional financing and cost saving steps in order to continue to develop our business.

Results of Operations

     The following table sets forth unaudited quarterly statement of operations data for the five quarters ended June 30, 2000. This unaudited quarterly information has been derived from our unaudited financial statements and reflects all adjustments, which, in the opinion of management, are necessary for the fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results to be expected for the full fiscal year or any future period.

                              PlanetRx.com, Inc.
                   Condensed Quarterly Results of Operations
                           (unaudited, in thousands)

                                                                               Quarter Ended
                                ------------------------------------------------------------------------------------------------
                                     June 30,         March 31,         December 31,          September 30,          June 30,
                                      2000              2000               1999                   1999                 1999
                                ------------------------------------------------------------------------------------------------
Net revenue:
     e-commerce                       $  8,132            $  7,813           $  4,564              $  2,670             $    595
     Sponsorship                         1,303                 960                537                   411                  160
                                --------------     ---------------    ---------------      ----------------       --------------
                                         9,435               8,773              5,101                 3,081                  755
Cost of net revenue:
     e-commerce                          7,825               7,245              4,260                 2,535                  654
     Sponsorship                           209                 156                  -                    65                   18
                                --------------     ---------------    ---------------      ----------------       --------------
                                         8,034               7,401              4,260                 2,600                  672
                                --------------     ---------------    ---------------      ----------------       --------------

Gross profit                             1,401               1,372                841                   481                   83
Operating expenses:
     Marketing and sales                20,638              28,704             28,330                17,240                7,021
     Product development                 5,217               6,595              5,686                 4,006                1,843
     General and administrative          2,532               2,327              1,874                 2,208                1,443
     Amortization of intangible
       assets                           10,215              10,215              8,926                   547                   77
     Stock-based compensation            2,861               4,268              8,192                 3,301                3,100
     Contract termination
       and severance charge              4,466                   -                  -                     -                    -
                                --------------     ---------------    ---------------      ----------------       --------------
          Total operating
            expenses                    45,929              52,109             53,008                27,302               13,484
                                --------------     ---------------    ---------------      ----------------       --------------
Operating loss                         (44,528)            (50,737)           (52,167)              (26,821)             (13,401)
Interest income (expense),
  net                                      615               1,101                963                   112                 (272)
                                --------------     ---------------    ---------------      ----------------       --------------
Net loss                              $(43,913)           $(49,636)          $(51,204)             $(26,709)            $(13,673)
                                ==============     ===============    ===============      ================       ==============

Net Revenue

     Net revenues were $9.4 million and $18.2 million for the three and six months ended June 30, 2000, respectively, which represents increases of $8.7 million and $17.4 million when compared with the corresponding periods in 1999. E-commerce revenues increased to $8.1 million and $15.9 million for the three and six months ended June 30, 2000, respectively, which represents increases of $7.5 million and $15.3 million from the corresponding periods in 1999. Sponsorship revenues increased to $1.3 million and $2.3 million for the three and six months ended June 30, 2000, respectively, which represents increases of $1.1 million and $2.1 million from the corresponding periods in 1999.

Cost of Net Revenue

     Cost of revenues were $8.0 million and $15.4 million for the three and six months ended June 30, 2000, respectively, as compared to $700,000 in both of the corresponding periods in 1999. Gross margins on e-commerce were approximately 4% and 5% for the three and six months ended June 30 2000, respectively, as compared to negative gross margins of 10% and 12% in the corresponding periods
of 1999.   We expect that our e-commerce margins will fluctuate in the future as we continue with our customer acquisition programs. Our sponsorship margin was 84% for both the three and six months ended June 30, 2000, as compared to sponsorship margins of 89% and 82% for the three and six months ended June 30, 1999, respectively.

Operating Expenses

     Marketing and Sales. Marketing and sales expenses were $20.6 million for the quarter ended June 30, 2000 as compared to $7.1 million for the quarter ended June 30, 1999. For the six months ended June 30, 2000, marketing and sales expense were $49.3 million as compared to $9.6 million for the six months ended June 30, 1999. This increase is due primarily to costs relating to marketing and promotional campaigns and increased headcount.

     Product Development. Product development expenses were $5.2 million for the quarter ended June 30, 2000 as compared to $1.8 million for the quarter ended June 30, 1999. For the six months ended June 30, 2000, product development expense were $11.8 million as compared to $3.3 million for the six months ended June 30, 1999. This increase is related to the maintenance of our websites and internal systems and related increased headcount.

     General and Administrative. General and administrative expenses were $2.5 million for the quarter ended June 30, 2000 as compared to $1.4 million for the quarter ended June 30, 1999. For the six months ended June 30, 2000, general and administrative expenses were $4.9 million as compared to $2.4 million for the six months ended June 30, 1999. This increase is primarily related to increases in headcount and increases in professional service fees.

     Amortization of Intangible Assets. Amortization of intangible assets was $10.2 million and $20.4 million in the second quarter and first half of 2000. The amortization recorded is attributable to the amortization of intellectual property related to domain names and intangible assets resulting from the purchase of selected assets and liabilities of YourPharmacy.com in October 1999. The fair value of the intangible assets associated with the domain names is amortized over their estimated useful lives, which is two years, while the intangible assets associated with YourPharmacy.com are being amortized over five years.

     Stock-Based Compensation. We recorded additional deferred stock-based compensation of approximately $1.3 million for the three months ended June 30, 2000, in connection with stock options granted during the period. Our stock-based compensation expense totaled approximately $2.9 million and $7.1 million for the second quarter and first half of 2000, respectively, as compared to $3.1 million and $4.3 million for the corresponding periods of 1999. The remaining deferred stock compensation balance of approximately $15.3 million will be amortized through 2004.

     Interest Income and Expense. Interest income consists of earnings on our cash, cash equivalents, and marketable securities and interest expense consists of interest associated with our notes payable, borrowings, and capital lease obligations. Interest income, net of interest expense, for the three and six months ended June 30, 2000 increased over the corresponding periods of 1999 due to higher interest-bearing asset balances in 2000.


Liquidity and Capital Resources

     PlanetRx.com invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. Prior to our initial public offering, which closed in October 1999 and provided net proceeds of approximately $101.0 million, we financed our operations primarily through private sales of convertible preferred stock and common stock. At June 30, 2000, we had cash and cash equivalents and investments in marketable debt securities totaling $50.6 million compared to $116.7 million at December 31, 1999.

     Net cash used in operating activities was $57.0 million during the six months ended June 30, 2000, primarily a result of quarterly net losses as well as an increase in inventories, partially offset by decreases in prepaid expenses and other assets, increases in accounts payable and accrued expenses, and non-cash charges for depreciation and amortization. Net cash used in operating activities was $15.2 million during the six months ended June 30, 1999 primarily as a result of net losses as well as increases in prepaid expenses, partially offset by increases in accounts payable, accrued expenses, and non-cash charges for depreciation and amortization.

     Net cash provided by investing activities was approximately $53.9 million during the six months ended June 30, 2000, primarily consisting of the sale of short-term investments partially offset by the acquisition of equipment and systems, including computer and warehouse equipment. Net cash used in investing activities was $2.4 million during the six months ended June 30, 1999, primarily consisting of purchases of property and equipment, including computer equipment, software, and furniture and fixtures.

     Net cash provided by financing activities was approximately $2.1 million during the six months ended June 30, 2000, and primarily consisted of net proceeds from equipment financing. Net cash provided by financing activities was $79.4 million during the six months ended June 30, 1999, and primarily consisted of net proceeds of $77.8 million from the issuance of convertible preferred stock.

     As of June 30, 2000, our principal commitments consisted of obligations outstanding under operating leases and marketing agreements with certain web portals aggregating approximately $33.0 million through 2005.

     In July 2000, the Company signed a definitive agreement for up to $50.0 million in equity financing from Alpha Venture Capital Inc., a member of the Alpha Group of Funds. The financing is in the form of an equity line that can be utilized based on a formula relating to the trading volume and price of the Company's Common Stock subject to certain terms and conditions. We will need to file a Registration Statement on Form S-1 and have it declared effective by the SEC before we can draw on the equity line.

     We cannot assure you that we will be able to meet the conditions required for drawing funds from the recently acquired equity line and currently expect that we may need to raise additional funds. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

Recent Accounting Pronouncements

     In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 is effective for the fourth quarter of years ending after December 31, 1999. We will adopt SAB 101 in the quarter ending December 31, 2000 and do not expect such adoption to have an impact on our results of operations, financial position or cash flows.

     In March 2000, the Emerging Issues Task Force released Issue No. 00-02 ("EITF 00-02"), "Accounting for Web Site Development Costs". EITF 00-02 is effective for all fiscal quarters beginning after June 30, 2000. EITF 00-02 discusses the capitalization criteria regarding web site development costs. We will adopt EITF 00-02 in the quarter ending September 30, 2000 and do not expect such adoption to have a significant impact on our results of operations, financial position or cash flows.

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

Risks Related to Our Business

We may be unable to meet our future capital requirements, which would impair our ability to fund our operations

     We require substantial working capital to fund our operations. We cannot assure you that we will be able to meet the conditions required for drawing funds from the recently acquired equity line and currently expect that we may need to raise additional funds beyond the equity line.

     If we raise funds by issuing equity, equity-related or debt securities, these securities may have rights, preferences and privileges that are senior to our existing common stock. In addition, the issuance of these securities may cause immediate and substantial dilution to our existing stockholders. However, we cannot be sure that the equity line or additional financing would be available to us on favorable terms or at all.


Our limited operating history makes forecasting future results difficult

     We were incorporated on March 31, 1995 and began substantial operations in September 1998. Our PlanetRx.com website was launched on March 18, 1999. As a result of our limited operating history, it is difficult to accurately forecast our revenues and we have limited meaningful historical financial data upon which to base planned operating expenses. We base our current and future expense levels on our operating plans and estimates of future revenues and our expenses are to a large extent fixed. Our revenues and operating results are difficult for us to forecast because we operate with substantially no backlog. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net losses in a given quarter to be greater than expected.


We have a history of losses and we anticipate future losses and negative cash flow

     Since our inception, we have incurred significant losses and negative cash flow, and we expect operating losses and negative cash flow to continue for the foreseeable future. We incurred net losses of $7,000 for the year ended 1996, $137,000 for the year ended 1997, $4.1 million for the year ended 1998, $98.0 million for the year ended December 31, 1999 and $93.5 million for the six months ended June 30, 2000. As of June 30, 2000, we had an accumulated deficit of $196.8 million. We expect to incur additional costs and expenses related to:

     . the development of the PlanetRx.com brand, marketing and other promotional activities;

     .  customer acquisition activities

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


If we fail to attract repeat customers, we may not be able to increase our revenues

     We believe, due to our limited operating history, we have not established a material amount of repeat business from regular customers. While our websites are designed to encourage repeat business, we do not yet have sufficient historical data on how successful this strategy will be. Therefore, it is difficult to forecast what our revenues from repeat customers will be or our overall revenue trends.

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


Our relationship with Express Scripts, Inc. has been restructured and Express Scripts is a significant stockholder

     In July 2000, we completed an agreement with Express Scripts, Inc. to restructure our relationship under the agreements executed in August 1999. While we are, subject to certain exceptions, the preferred internet pharmacy for Express Scripts for a term of five years with the right to participate in its pharmacy network for five years, Express Scripts has no obligation to market or promote PlanetRx. Therefore, we may not be able to convert Express Scripts members into PlanetRx customers as quickly as anticipated under the original agreement or at all.

     Additionally, while our relationship with Express Scripts broadens our ability to provide prescription medication to consumers with insurance reimbursement plans, it does not allow all of our potential customers to purchase these medications from us and receive insurance reimbursement.

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

     Our ability to obtain additional contracts with other insurance companies and pharmacy benefit managers, or retain our existing contracts for an extended period of time, is uncertain. Many of these companies are in the early stages of evaluating the impact of the Internet and online pharmacies on their businesses. Many of these companies may delay their decisions to contract with online pharmacies or may decide to or have decided to develop their own Internet capabilities or enter into relationships with online pharmacies that may compete with us. In addition, many insurance companies have existing contracts with chain drugstores and pharmacy benefit managers that have established or have announced their intentions to establish online pharmacies.

     In addition, some insurance companies and pharmacy benefit managers have contracted, and more such parties may decide to contract, with only one or a limited number of online pharmacies. If our online competitors obtain these contracts and we do not, we would be at a competitive disadvantage.

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

     We may face a significant competitive challenge from alliances entered into by our competitors. For instance, one of our direct online competitors, drugstore.com, has relationships that give them access to major pharmacy benefit managers and a chain drugstore. Our competitors may continue to gain access to major pharmacy benefit managers, major HMOs or chain drugstores. The combined resources of these partnerships could pose a significant competitive challenge to PlanetRx.com and could prevent these pharmacy benefit managers, HMOs or chain drugstores from also entering into relationships with us and could limit our ability to penetrate the prescription drug market.

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


We are dependent on strategic relationships with pharmaceutical companies to provide sponsorship revenue. If litigation or governmental interference affects the pharmaceutical companies' operations, our relationships may be adversely affected

    In May 1999, we entered into a strategic alliance with a major pharmaceutical company. Under the terms of the agreement, this pharmaceutical company is the exclusive therapeutic disease state management sponsor within our diabetes.com community. In March 2000, the sponsor voluntarily withdrew one of their diabetes drugs from the market following a request from the US Food and Drug Administration. In addition, in June 2000, the sponsor merged with another pharmaceutical company. The Company is currently working with this sponsor to determine the impact these events will have on future sponsorship revenues, and the sponsor may attempt to cancel the agreement at any time. In December 1999, we entered into an agreement with another major pharmaceutical manufacturer to develop a unique Web site for allergy sufferers. In March 2000, we entered into an agreement with another major pharmaceutical manufacturer to develop a unique Web site for arthritis sufferers. We plan to enter into similar agreements with other third parties in connection with the expansion of other PlanetRx.com communities. Payments by these companies to us for services that we provide to them may be at risk in future periods if these companies become subject to subsequent events.


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


Pharmacy or prescription processing errors could produce liability and significant negative publicity

     Mistakes relating to the dispensing of prescription drugs could produce liability and negative publicity that would be adverse to our business. Pharmacies occasionally make mistakes relating to prescriptions, dosage and other aspects of the medication dispensing process. We expect that sales of pharmaceutical products will account for a significant percentage of our revenues. Because we distribute these products directly to the customer, we are the most visible participant in the medication distribution chain. While we do carry product liability insurance, it may be insufficient to cover potential claims.


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


The loss of any of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could result in an inability to manage our growing operations

     The loss of the services of one or more of our key personnel could seriously disrupt our business. We depend on the continued services and performance of our senior management and other key personnel, particularly Michael Beindorff, Chief Executive Officer. Our future success also depends upon the continued service of our executive officers and on our ability to attract and retain key sales, marketing and support personnel, as well as pharmacists and software developers. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. Except for Mr. Beindorff, none of our officers or key employees is bound by an employment agreement. Our relationships with these officers and key employees are at will. We do not have "key person" life insurance policies covering any of our employees.

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

     In addition, recent proposed changes in the Financial Accounting Standards Board rules for merger accounting may affect our ability to make acquisitions or be acquired. For example, elimination of the ''pooling'' method of accounting for mergers could increase the amount of goodwill that we would be required to account for if we merge with another company, which would have an adverse financial impact on our future operating results. Further, accounting rule changes that reduce the availability of write-offs for in-process research and development costs in connection with an acquisition could result in the capitalization and amortization of these costs and negatively impact results of operations in future periods.


Year 2000 issues could affect our business

     Even though the date is now past January 1, 2000 and we have not experienced any immediate adverse impact from the transition to the Year 2000, we cannot provide assurance that our suppliers and customers have not been affected in a manner that is not yet apparent.

We are controlled by officers, directors and entities affiliated with them

     Based upon shares outstanding as of July 31, 2000, executive officers, directors and entities affiliated with them will, in the aggregate, beneficially own approximately 53.1% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.


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



               Risks Related to Regulation of Internet Commerce

If we are required to charge taxes on purchases, we may have to increase prices, which could lead to a loss of sales, or could result in increased net losses

     We do not collect sales or other similar taxes in respect of goods sold by PlanetRx.com, except from purchasers located in California, Missouri, Minnesota and Tennessee. However, one or more additional states may seek to impose sales tax collection obligations on out-of-state companies which engage in or facilitate online commerce, and a number of proposals have been made at the state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, and could adversely affect our ability to derive financial benefit from our commercial activities. Additionally, the imposition of these taxes would force online retailers to manage a more complex transaction processing system.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On July 31, 2000, the Company's Chairman of the Board of Directors, William Razzouk, resigned to pursue other interests.

On August 9, 2000, the Board of Directors appointed Terry Arndt, Senior Vice President of Marketing for Express Scripts, Inc., to replace Barret Toan as the Express Scripts, Inc. representative on the Company's Board of Directors.

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

                              PLANETRX.COM, INC.
                                (Registrant)

                              By:  /s/  Steve Valenzuela
                                  --------------------------------
                                  Steve Valenzuela
                                  Senior Vice President,
                                  Chief Financial Officer
                                  and Secretary


Date: August 14, 2000

                                 EXHIBIT INDEX

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

 4.1*            Reference is made to Exhibits 3.1 and 3.2.

 4.2*            Amended and Restated Investors' Rights Agreement.

 4.3*            Specimen Common Stock Certificate.

 4.4 Registration Rights Agreement between Registrant and Alpha Venture Capital, Inc. dated July 25, 2000.

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

10.14* Series B Stock Purchase Agreement between Registrant and the Investors named on Schedule thereto, dated January 15, 1999.

10.15* Series C Stock Purchase Agreement between Registrant and the Investors named on Schedule thereto, dated June 3, 1999.

10.16* Series D Stock Purchase Agreement between Registrant and the Investors named on Schedule thereto, dated September 3, 1999.

10.17+* Agreement between Registrant and Express Scripts, Inc. dated August 31, 1999.

10.18+           Agreement between Registrant and Express Scripts, Inc. dated
                 June 19, 2000.

10.19 Common Stock Purchase Agreement between Registrant and Alpha Venture Capital, Inc. dated July 25, 2000.

23.2* Consent of Counsel. Reference is made to Exhibit 5.1 to the Company's Registration Statement on Form S-1 (File No. 333-82485).

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