Form 10-Q
period 2000-09-30
PLANETRX COM
filed 2000-11-14
CIK 1089979

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at October 31, 2000

              Common Stock, $0.0001 par value                50,042,371

                               PLANETRX.COM, INC.

                               Table of Contents


PART I.        FINANCIAL INFORMATION

Item 1.        Condensed Financial Statements

               Condensed Balance Sheets at September 30, 2000
               (unaudited) and December 31, 1999

               Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2000 and 1999
               (unaudited)

               Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999 (unaudited)

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

Item 3.        Defaults Upon Senior Securities

Item 4.        Submission of Matters to a Vote of Security Holders

Item 5.        Other Information

Item 6.        Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K

Signatures

PART I
ITEM 1. FINANCIAL STATEMENTS

                              PLANETRX.COM, INC.
                           Condensed Balance Sheets
                   (in thousands, except per share amounts)

                                                           September 30,     December 31,
                                                               2000              1999
                                                          ---------------   --------------
                                                            (unaudited)        (audited)
ASSETS
Current assets:
     Cash and cash equivalents                                  $  25,248        $  51,629
     Short-term investments                                             -           65,119
     Inventories                                                    3,018            2,276
     Prepaid expenses and other current assets                     13,974           19,594
                                                          ---------------   --------------
         Total current assets                                      42,240          138,618
     Property and equipment, net                                   17,773           10,884
     Intangible assets, net                                       157,469          188,115
     Other assets                                                     211              898
                                                          ---------------   --------------
                                                                $ 217,693        $ 338,515
                                                          ===============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                           $   4,982        $   7,099
     Accrued expenses                                               5,685            8,444
     Accrued restructuring charges                                  2,800                -
     Deferred revenue                                                  17                8
     Borrowings, current                                            3,052              418
     Capital lease obligations, current                               605               54
                                                          ---------------   --------------
         Total current liabilities                                 17,141           16,023
     Borrowings, long-term                                          3,783            6,582
     Capital lease obligations, long-term                           1,632              265
                                                          ---------------  ---------------
                                                                   22,556           22,870
                                                          ---------------  ---------------

Commitments and contingencies

Stockholders' equity:
     Preferred Stock: issuable in series, $0.0001 par value;
         5,000 shares authorized; none issued and
         outstanding                                                    -                -
     Common Stock: $0.0001 par value; 100,000 shares
         authorized; 51,039 and 52,286 shares issued and
         outstanding, respectively                                      5                5
     Additional paid-in capital                                   430,731          444,405
     Notes receivable from stockholders                               (34)             (35)
     Deferred stock-based compensation                             (4,700)         (25,454)
     Accumulated deficit                                         (230,865)        (103,276)
                                                          ---------------   --------------
         Total stockholders' equity                               195,137          315,645
                                                          ---------------   --------------
                                                                $ 217,693        $ 338,515
                                                          ===============  ===============

  The accompanying notes are an integral part of these financial statements.

                              PLANETRX.COM, INC.
                      Condensed Statements of Operations
              (unaudited, in thousands except per share amounts)

                                                  Three Months Ended                    Nine Months Ended
                                                     September 30,                         September 30,
                                            ------------------------------         ------------------------------
                                                2000              1999                 2000              1999
                                            ------------------------------         ------------------------------
Net revenue:
      e-commerce                               $  9,078           $  2,670            $  25,023          $  3,292
      Sponsorship                                   864                411                3,127               606
                                             ----------         ----------          -----------       -----------
                                                  9,942              3,081               28,150             3,898
                                             ----------         ----------          -----------       -----------
Cost of net revenue:
      e-commerce                                  8,705              2,535               23,775             3,229
      Sponsorship                                     8                 65                  373               100
                                             ----------         ----------          -----------       -----------
                                                  8,713              2,600               24,148             3,329
                                             ----------         ----------          -----------       -----------
Gross profit                                      1,229                481                4,002               569
                                             ----------         ----------          -----------       -----------
Operating expenses:
      Marketing and sales                        13,350             17,240               62,692            26,854
      Product development                         4,117              4,006               15,929             7,260
      General and administrative                  4,513              2,208                9,372             4,574
      Amortization of intangible                 10,215                547               30,645               547
       assets
      Stock-based compensation                      389              3,301                7,518             7,609
      Contract termination and
       severance charges                              -                  -                4,466                 -
      Restructuring charges                       2,975                  -                2,975                 -
                                             ----------         ----------          -----------       -----------
             Total operating expenses            35,559             27,302              133,597            46,844
                                             ----------         ----------          -----------       -----------
Operating loss                                  (34,330)           (26,821)            (129,595)          (46,275)
Interest income                                     484                681                2,665             1,080
Interest expense                                   (194)              (569)                (659)           (1,615)
                                             ----------         ----------          -----------       -----------
Net loss                                       $(34,040)          $(26,709)           $(127,589)         $(46,810)
                                             ==========         ==========          ===========       ===========
Effect of anti-dilution provisions of
 Series B Preferred Stock                             -                 -                     -            (1,009)
                                             ----------         ----------          -----------       -----------
Net loss available to common
 stockholders                                  $(34,040)          $(26,709)           $(127,589)         $(47,819)
                                             ==========         ==========          ===========       ===========

Basic and diluted net loss per share           $  (0.70)          $  (7.47)           $   (2.67)         $ (16.68)
                                             ==========         ==========          ===========       ===========

Weighted average shares used to
 compute basic and diluted net
 loss per share                                  48,486              3,577               47,862             2,867
                                             ==========         ==========          ===========       ===========

  The accompanying notes are an integral part of these financial statements.

                              PLANETRX.COM, INC.
                      Condensed Statements of Cash Flows
                           (unaudited, in thousands)

                                                                            Nine Months Ended
                                                                              September 30,
                                                           ------------------------------------------------
                                                                  2000                         1999
                                                           -------------------          -------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                       $(127,589)                    $(46,810)
      Adjustments to reconcile net loss to net cash
       used in operating activities:
           Depreciation and amortization                                 4,648                        1,321
           Non-cash interest charges related to
            purchase option and warrant                                      -                        1,359
           Stock-based compensation                                      7,518                        7,473
           Amortization of intangible assets                            30,646                          701
           Changes in assets and liabilities:
                Inventories                                               (742)                      (2,306)
                Prepaid expenses and other current                       5,620                      (14,243)
                 assets
                Other assets                                               687                         (107)
                Accounts payable                                        (2,117)                       7,286
                Accrued expenses and restructuring charges                  41                        1,082
                Deferred revenue                                             9                            7
                                                           -------------------          -------------------
                      Net cash used in operating                       (81,279)                     (44,237)
                       activities                          -------------------          -------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases  of property and equipment                             (11,537)                      (5,312)
      Purchases of short-term investments                                                            (3,928)
      Sales of short-term investments                                   65,119                            -
                                                           -------------------          -------------------
                      Net cash provided by (used in)
                       investing activities                             53,582                       (9,240)
                                                           -------------------          -------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of stock for cash, net                          -                       85,273
      Proceeds from exercises of Common Stock
       options                                                             536                        5,039
      Repurchase of unvested Common Stock                                 (974)                           -
      Repayment of notes receivable from stockholders                        1                            -
      Proceeds from borrowings and equipment
       financing                                                         2,000                        6,400
      Principal payments on capital lease obligations                      (82)                          (6)
      Principal payments on borrowings                                    (165)                           -
                                                           -------------------          -------------------
                      Net cash provided by financing
                       activities                                        1,316                       96,706
                                                           -------------------          -------------------

 (Decrease) increase in cash and cash equivalents                      (26,381)                      43,229
 Cash and cash equivalents at beginning of period                       51,629                          935
                                                           -------------------          -------------------
 Cash and cash equivalents at end of period                          $  25,248                     $ 44,164
                                                           ===================          ===================

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

Liquidity

     The Company has sustained losses since inception and expects to continue to incur losses for the foreseeable future. The Company has incurred net losses of $7,000 for the year ended 1996, $137,000 for the year ended 1997, $4.1 million for the year ended 1998, $98.0 million for the year ended December 31, 1999 and $127.6 million for the nine months ended September 30, 2000. In July 2000, the Company signed a common stock purchase agreement for up to $50.0 million in equity financing. However, there is no assurance that the Company will be able to meet the conditions required for drawing funds from the equity line, and the Company may need to raise additional funds. The Company cannot be certain that additional financing will be available on favorable terms when required, or at all.

Recent accounting pronouncements

     In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 is effective for the fourth quarter of years ending after December 31, 1999. The Company will adopt SAB 101 in the quarter ending December 31, 2000, and does not expect such adoption to have a significant impact on the Company's results of operations, financial position or cash flows.

     In July and September 2000, the Emerging Issues Task Force released Issue No. 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Revenues and Costs". EITF 00-10 notes that amounts billed, if any, for shipping and handling should be included in revenue. If shipping and handling costs are significant and are not included in costs of sales, a company should disclose both the amount of such costs and which line item on the income statement includes that amount. EITF 00-10 is effective for the Company's fourth quarter of 2000. The Company will adopt the pronouncement in the quarter ending December 31, 2000, and does not expect such adoption to have a significant impact on its results of operations, financial position, or cash flows.

     In May 2000, the Emerging Issues Task Force released Issue No. 00-14 ("EITF 00-14"), "Accounting for Certain Sales Incentives". EITF 00-14 is effective for the fourth quarter of 2000. The Company will adopt the pronouncement in the quarter ending December 31, 2000, and does not expect such adoption to have a significant impact on its results of operations, financial position, or cash flows.


Note 2--Property and Equipment (in thousands)

                                                                September 30,           December 31,
                                                                    2000                    1999
                                                            -------------------     -----------------
      Computer equipment and software                                   $13,595               $10,585
      Warehouse equipment                                                 4,554                   179
      Equipment under capital leases                                      2,318                   339
      Furniture and fixtures                                              1,510                   990
      Leasehold improvements                                              2,072                   485
      Construction in progress                                              734                   668
                                                            -------------------     -----------------
                                                                         24,783                13,246
      Less:  Accumulated depreciation and amortization                   (7,010)               (2,362)
                                                            -------------------     -----------------
                                                                        $17,773               $10,884
                                                            ===================     =================


Note 3--Net loss per share

     Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.

                              PLANETRX.COM, INC.
                    Notes to Condensed Financial Statements
                                  (unaudited)

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

    The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                             Three Months Ended                        Nine Months Ended
                                                                September 30,                            September 30,
                                                   -----------------------------------      -----------------------------------
                                                        2000                 1999                2000                 1999
                                                   --------------      ---------------      --------------      ---------------
Numerator:
  Net loss                                               $(34,040)            $(26,709)          $(127,589)            $(46,810)
  Plus effect of antidilution provisions of Series
    B Preferred Stock                                           -                    -                   -               (1,009)

                                                   --------------      ---------------      --------------      ---------------
  Net loss available to common shareholders              $(34,040)            $(26,709)          $(127,589)            $(47,819)
                                                   ==============      ===============      ==============      ===============
Denominator:
  Weighted average common shares                           51,038               10,030              51,686                9,226
  Weighted average unvested common shares
    subject to repurchase                                  (2,552)              (6,453)             (3,824)              (6,359)
                                                   --------------      ---------------      --------------      ---------------
  Denominator for basic and diluted
    calculation                                            48,486                3,577              47,862                2,867
                                                   ==============      ===============      ==============      ===============
Net loss per share:
  Basic and diluted                                        $(0.70)              $(7.47)             $(2.67)             $(16.68)
                                                   ==============      ===============      ==============      ===============

Note 4--Sponsorship Agreement

     For the quarter ended September 30, 2000, the Company did not receive guaranteed payments of $500,000 in connection with its five-year, exclusive sponsorship contract with the therapeutic disease state management sponsor on the PlanetRx.com diabetes website. In September 2000, the Company filed a complaint against Pfizer, Inc. in California State Court in San Mateo County, seeking contract damages in the amount of $3.0 million and other damages in excess of $5.0 million. Because of Pfizer's failure and refusal to honor the exclusive sponsorship agreement, the Company is treating the agreement as terminated.

Note 5--Restructuring

     In the quarter ended September 30, 2000, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded restructuring charges of $3.0 million, consisting of $1.7 million for headcount reductions and $1.3 million for consolidation of facilities and related fixed assets. Additionally, the Company expects to record a charge in the fourth quarter of fiscal 2000 of approximately $762,000 related to this same plan. Headcount reductions consisted of a reduction in force of approximately 90 employees, or approximately 30 percent of PlanetRx.com's workforce. These positions were eliminated in South San Francisco, CA.

     Total cash outlays associated with the restructuring are expected to be $1.7 million. The remaining $1.3 million of restructuring costs consists of non-cash charges primarily for asset write-offs. During the third quarter, $175,000 of cash was used for restructuring costs. The majority of the remaining cash outlays of $1.5 million, which includes certain bonuses under the bonus program adopted by the Company in May 2000, are expected to occur in the fourth quarter of 2000.

                              PLANETRX.COM, INC.
                    Notes to Condensed Financial Statements
                                  (unaudited)

     Restructuring activity for third quarter of 2000 was as follows:

                             Severance and Benefits    Facilities     Total
--------------------------------------------------------------------------------
Provision for third
 quarter 2000                $1,686,000                $1,289,000     $2,975,000
Amount utilized in
 third quarter 2000             175,000                         -        175,000
--------------------------------------------------------------------------------
Balance at September 30,
 2000                        $1,511,000                $1,289,000     $2,800,000
================================================================================

Note 6--Warrant for services

     During the third quarter of 2000, the Company issued warrants to a company to purchase 150,000 shares of Common Stock at $0.84 in exchange for services in conjunction with the allergy health channel sponsorship agreement. 75,000 shares are exercisable in March 2001 and 75,000 shares are exercisable in March 2002. The warrants expire in September 2002. These options are subject to variable accounting, with fair value remeasurements at the end of each quarterly reporting period. During the quarter ended September 30, 2000, the Company recorded cost of net revenue expense related to these grants of $8,000. At September 30, 2000, all of these warrants were outstanding.

Note 7--Reserve stock split

     The Company intends to ask our shareholders and board of directors to approve a 1-for-8 reverse stock split. Share information for the nine months ended September 30, 2000 and 1999 have not been retroactively adjusted to reflect the reverse stock split.

Note 8--Advertising Agreements

     In December 1998, the Company entered into a marketing agreement with America Online. This agreement terminated on August 31, 2000. The Company paid $9.0 million in 2000 and 1999 related to this marketing agreement.

     In September 2000, the Company restructured its advertising agreement with iVillage, Inc. Under the terms of the new agreement, the Company will continue to be provided with a specific number of advertising impressions through December 31, 2000. In consideration, the Company agreed to pay iVillage approximately $500,000 in September 2000 and approximately $500,000 in October 2000. To date, the Company has paid $3.7 million and has recognized $3.4 million of advertising expense related to this marketing agreement.

Note 9--Employee Bonus Program

     In May 2000, the Company adopted a bonus program for certain employees. At September 30, 2000, $3.3 million was accrued for certain bonuses under this bonus program, all of which was subsequently paid in October 2000.

Note 10--Note Receivable

     During 1999, in connection with an employment agreement, the Company entered into a full-recourse note receivable with an employee for $700,000 bearing interest at 8.25% per annum payable over three years. During the second quarter of 2000, the Company forgave $250,000 of this note. During the third quarter of 2000, the Company forgave the remaining balance of $500,000 plus accrued interest. These amounts forgiven were treated as compensation expense by the Company.

Note 11--Equity Financing Agreement

     In July 2000, the Company signed a definitive agreement for up to $50.0 million, subject to shareholder approval, in equity financing from Alpha Venture Capital Inc., a member of the Alpha Group of Funds. The financing is in the form of an equity line that can be utilized based on a formula relating to the trading volume and price of the Company's Common Stock subject to certain terms and conditions. Upon each financing drawdown, the proceeds will be allocated to Common Stock and Common Stock.

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

Overview

     PlanetRx.com is an online healthcare destination for commerce, content and community. Our e-commerce website, www.PlanetRx.com, which we launched on March 18, 1999, provides a convenient, private and informative shopping experience for health and personal care products. We offer products in six categories: prescription drugs; non-prescription drugs; personal care; beauty and spa; vitamins, herbs and nutrition; and medical supplies. Our health channels, located within the PlanetRx.com website, incorporate content that addresses a variety of health-related topics. In addition, we own and operate a network of websites targeting specific healthcare conditions by providing relevant content and a destination for online communities. These condition-specific websites, which include diabetes.com, depression.com, obesity.com, and alzheimers.com, are linked to the PlanetRx.com website.

     In the third quarter of 2000, in connection with management's plan to reduce costs and improve operating efficiencies, we recorded restructuring charges of $3.0 million, consisting of $1.7 million for headcount reductions and $1.3 million for consolidation of facilities and related fixed assets. Additionally, we expect to record a charge in the fourth quarter of fiscal 2000 of $762,000 related to this same plan. Headcount reductions consisted of a reduction in force of approximately 90 employees, or approximately 30 percent of our workforce. These positions were eliminated in South San Francisco, CA.

     During the quarter ended September 30, 2000, we did not receive guaranteed payments of $500,000 in connection with our five-year, exclusive sponsorship contract with the therapeutic disease state management sponsor on our diabetes website. In September 2000, we filed a complaint against Pfizer, Inc. in California State Court in San Mateo County, seeking contract damages in the amount of $3.0 million and other damages in excess of $5.0 million. Because of Pfizer's failure and refusal to honor the exclusive sponsorship agreement, we are treating the agreement as terminated.

     In December 1998, we entered into a marketing agreement with America Online. This agreement terminated on August 31, 2000. We paid $9.0 million in 2000 and 1999 related to this marketing agreement.

     In September 2000, we restructured our sponsorship agreement with iVillage, Inc. Under the terms of the new agreement, we will continue to be provided with a specific number of advertising impressions through December 31, 2000. In consideration, we agreed to pay iVillage approximately $1.0 million during September through December, 2000. We paid $9.0 million during the year ended December 31, 1999 and recognized $1.1 million and $800,000 in advertising expense and content acquisition expense, respectively, during that same period.

     In July 2000, we signed a definitive agreement with Alpha Venture Capital, Inc. to provide us with up to $50.0 million in additional financing in the form of an equity line subject to certain terms and conditions. There can be no assurances that we will be able to draw on the equity line. Even if we are able to completely draw on the equity line, we expect that it will be necessary to take additional financing and cost saving steps in order to continue to develop our business.

Results of Operations

     The following table sets forth unaudited quarterly statement of operations data for the five quarters ended September 30, 2000. This unaudited quarterly information has been derived from our unaudited financial statements and reflects all adjustments, which, in the opinion of management, are necessary for the fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results to be expected for the full fiscal year or any future period.


                              PlanetRx.com, Inc.
                   Condensed Quarterly Results of Operations
                           (unaudited, in thousands)

                                                                            Quarter Ended
                                      ----------------------------------------------------------------------------------------------
                                       September 30,          June 30,         March 31,         December 31,         September 30,
                                           2000                 2000             2000                1999                 1999
                                      ----------------------------------------------------------------------------------------------
Net revenue:
    e-commerce                               $ 9,078            $ 8,132             $ 7,813             $ 4,564             $ 2,670
    Sponsorship                                  864              1,303                 960                 537                 411
                                      --------------  -----------------  ------------------  ------------------  -------------------
                                               9,942              9,435               8,773               5,101               3,081
Cost of net revenue:
    e-commerce                                 8,705              7,825               7,245               4,260               2,535
    Sponsorship                                    8                209                 156                   -                  65
                                      --------------  -----------------  ------------------  ------------------  -------------------
                                               8,713              8,034               7,401               4,260               2,600
                                      --------------  -----------------  ------------------  ------------------  -------------------
Gross profit                                   1,229              1,401               1,372                 841                 481
Operating expenses:
    Marketing and sales                       13,350             20,638              28,704              28,330              17,240
    Product development                        4,117              5,217               6,595               5,686               4,006
    General and administrative                 4,513              2,532               2,327               1,874               2,208
    Amortization of intangible assets         10,215             10,215              10,215               8,926                 547
    Stock-based compensation                     389              2,861               4,268               8,192               3,301
    Contract termination and
      severance charges                            -              4,466                   -                   -                   -
    Restructuring charges                      2,975                  -                   -                   -                   -
                                      --------------  -----------------  ------------------  ------------------  -------------------
            Total operating expenses          35,559             45,929              52,109              53,008              27,302
                                      --------------  -----------------  ------------------  ------------------  -------------------
Operating loss                               (34,330)           (44,528)            (50,737)            (52,167)            (26,821)
Interest income (expense), net                   290                615               1,101                 963                 112
                                      --------------  -----------------  ------------------  ------------------  -------------------
Net loss                                    $(34,040)          $(43,913)           $(49,636)           $(51,204)           $(26,709)
                                      ==============  =================  ==================  ==================  ===================

Net Revenue

     Net revenues were $9.9 million and $28.2 million for the three and nine months ended September 30, 2000, respectively, which represents increases of $6.9 million and $24.3 million, when compared with the corresponding periods in 1999. E-commerce revenues increased to $9.1 million and $25.0 million for the three and nine months ended September 30, 2000, respectively, which represents increases of $6.4 million and $21.7 million from the corresponding periods in 1999. Sponsorship revenues increased to

$864,000 and $3.1 million for the three and nine months ended September 30, 2000, respectively, which represents increases of $453,000 and $2.5 million from the corresponding periods in 1999.

Cost of Net Revenue

     Cost of revenues were $8.7 million and $24.1 million for the three and nine months ended September 30, 2000, respectively, as compared to $2.6 million and $3.3 million in the corresponding periods in 1999. Gross margins on e-commerce were approximately 4% and 5% for the three and nine months ended September 30 2000, respectively, as compared to gross margins of 5% and 2% in the
corresponding periods of 1999.   We expect that our e-commerce margins will
fluctuate in the future as we continue with our customer acquisition programs. Our sponsorship margin was 99% and 88% for the three and nine months ended September 30, 2000, as compared to sponsorship margins of 84% and 83% for the three and nine months ended September 30, 1999, respectively. The increase in sponsorship gross margin is attributable to the termination of the ESI marketing agreement in June 2000.

Operating Expenses

     Marketing and Sales. Marketing and sales expenses were $13.4 million for the quarter ended September 30, 2000 as compared to $17.2 million for the quarter ended September 30, 1999. The decrease from the corresponding quarter in the prior year is directly attributable to decreased marketing and promotional programs and decreased headcount. For the nine months ended September 30, 2000, marketing and sales expense were $62.7 million as compared to $26.9 million for the nine months ended September 30, 1999. The increase from prior year is due primarily to increased marketing and promotional expenses and increased headcount.

     Product Development. Product development expenses were $4.1 million for the quarter ended September 30, 2000 as compared to $4.0 million for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, product development expense were $15.9 million as compared to $7.3 million for the nine months ended September 30, 1999. This increase is related to the maintenance of our websites and internal systems and related increased headcount.

     General and Administrative. General and administrative expenses were $4.5 million for the quarter ended September 30, 2000 as compared to $2.2 million for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, general and administrative expenses were $9.4 million as compared to $4.6 million for the nine months ended September 30, 1999. This increase is primarily related to increases in headcount, employee bonuses, and professional service fees.

     Amortization of Intangible Assets. Amortization of intangible assets was $10.2 million and $30.6 million in the third quarter and first nine months of 2000, respectively. The amortization recorded is attributable to the amortization of intellectual property related to domain names and intangible assets resulting from the purchase of selected assets and liabilities of YourPharmacy.com in October 1999. The fair value of the intangible assets associated with the domain names is amortized over their estimated useful lives, which is two years, while the intangible assets associated with YourPharmacy.com are being amortized over five years. During the year ended December 31, 2000, we will analyze these assets to determine if an impairment in carrying value has occurred.

     Stock-Based Compensation. We recorded the recapture of deferred stock-based compensation of approximately $10.2 million for the three months ended September 30, 2000, in connection with stock options forfeited during the period. Our stock-based compensation expense totaled approximately $389,000 and $7.5 million for the third quarter and first nine months of 2000, respectively, as compared to $3.3 million and $7.6 million for the corresponding periods of 1999. The remaining deferred stock compensation balance of approximately $4.7 million will be amortized through 2004.

     Interest Income and Expense. Interest income consists of earnings on our cash, cash equivalents, and marketable securities and interest expense consists of interest associated with our notes payable, borrowings, and capital lease obligations. Interest income, net of interest expense, for the three and nine months ended September 30, 2000 increased over the corresponding periods of 1999 due to higher interest-bearing asset balances in 2000.

Liquidity and Capital Resources

     PlanetRx.com invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. Prior to our initial public offering, which closed in October 1999 and provided net proceeds of approximately $101.0 million, we financed our operations primarily through private sales of convertible preferred stock and common stock. At September 30, 2000, we had cash and cash equivalents and investments in marketable debt securities totaling $25.2 million compared to $116.7 million at December 31, 1999.

     We have sustained losses since inception and expect to continue to incur losses for the foreseeable future. We have incurred net losses of $7,000 for the year ended 1996, $137,000 for the year ended 1997, $4.1 million for the year ended 1998, $98.0 million for the year ended December 31, 1999 and $127.6 million for the nine months ended September 30, 2000. In July 2000, we signed a common stock purchase agreement for up to $50.0 million in equity financing. We anticipate that draws under this agreement will be sufficient to meet our anticipated working capital and capital expenditure requirements for the next 12 months. However, there is no assurance that we will be able to meet the conditions required for drawing funds from the equity line, and we may need to raise additional funds. We cannot be certain that additional financing will be available on favorable terms when required, or at all.

     Net cash used in operating activities was $81.3 million during the nine months ended September 30, 2000, primarily a result of quarterly net losses as well as increases in inventories and decreases in accounts payable, partially offset by decreases in prepaid expenses and other assets and non-cash charges for depreciation and amortization. Net cash used in operating activities was approximately $44.2 million during the nine months ended September 30, 1999, primarily a result of quarterly net losses as well as increases in prepaid expenses and inventories, partially offset by increases in accounts payable, accrued expenses, and non-cash charges for depreciation and amortization.

     Net cash provided by investing activities was approximately $53.6 million during the nine months ended September 30, 2000, primarily consisting of the sale of short-term investments partially offset by the acquisition of equipment and systems, including computer and warehouse equipment. Net cash used in investing activities was approximately $9.2 million during the nine months ended September 30, 1999, primarily consisting of the acquisition of equipment and systems, including computer equipment and fixtures and furniture. Cash used in investing activities during the nine months ended September 30, 1999 also included the purchases of short-term investments.

     Net cash provided by financing activities was approximately $1.3 million during the nine months ended September 30, 2000, and primarily consisted of net proceeds from equipment financing, partially offset by repurchases of Common Stock and principal payments on notes payable and capital lease obligations. Net cash provided by financing activities was approximately $96.7 million during the nine months ended September 30, 1999, primarily consisting of net proceeds of approximately $85.3 million from the issuance of preferred and common stock.

     As of September 30, 2000, our principal commitments consisted of obligations outstanding under operating leases and marketing agreements with certain web portals aggregating approximately $7.0 million through 2005.

     In July 2000, we signed a common stock purchase agreement for up to $50.0 million in equity financing from Alpha Venture Capital Inc. However, there is no assurance that we will be able to meet the conditions required for drawing funds from the equity line, and currently expect that we may need to raise additional funds. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our stockholders may experience additional dilution. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

Recent Accounting Pronouncements

     In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 is effective for the fourth quarter of years ending after December 31, 1999. We will adopt SAB 101 in the quarter ending December 31, 2000 and do not expect such adoption to have a significant impact on our results of operations, financial position or cash flows.

     In July and September 2000, the Emerging Issues Task Force released Issue No. 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Revenues and Costs". EITF 00-10 notes that amounts billed, if any, for shipping and handling should be included in revenue. If shipping and handling costs are significant and are not included in costs of sales, a company should disclose both the amount of such costs and which line item on the income statement includes that amount. EITF 00-10 is effective for the Company's fourth quarter of 2000. We will adopt the pronouncement in the quarter ending December 31, 2000, and do not expect such adoption to have a significant impact on our results of operations, financial position, or cash flows.

     In May 2000, the Emerging Issues Task Force released Issue No. 00-14 ("EITF 00-14"), "Accounting for Certain Sales Incentives". EITF 00-14 is effective for our fourth quarter of 2000. We will adopt the pronouncement in the quarter ending December 31, 2000, and do not expect such adoption to have a significant impact on our results of operations, financial position, or cash flows.

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

Risks Related to Our Business

     If our common stock price remains under $1.00, or if we otherwise fail to comply with Nasdaq rules, our common stock is likely to be delisted from the Nasdaq National Market, which could eliminate the trading market for our common stock

     If the market price for our common stock remains below $1.00 per share and we are no longer listed on the Nasdaq National Market, our common stock may be deemed to be penny stock. If our common stock is considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Also, a disclosure schedule must be prepared prior to any transaction involving a penny stock and disclosure is required about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly statements are also required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock. Because of these additional obligations, some brokers may be unwilling to effect transactions in penny stocks. This could have an adverse effect on the liquidity of our common stock and your ability to sell the common stock covered by this prospectus.

     On September 15, 2000, we received a notice from Nasdaq that our common stock has failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days as required for continued listing on the Nasdaq National Market. The notice states that if at any time prior to December 14, 2000, the closing bid price of our common stock is not sustained at $1.00 or more for at least 10 consecutive trading days, our common stock will be delisted at the opening of business on December 18, 2000. If the bid price of our common stock is sustained at $1.00 or more for at least 10 consecutive trading days, Nasdaq will reevaluate our compliance with the listing qualifications.

     Our issuance of common stock to Alpha Venture Capital, or the subsequent resale of those shares by Alpha Venture Capital, in either case at a discount to the market price, may depress the trading price of our common stock. In addition, Alpha Venture Capital is not required to honor our drawdown requests during any period in which our common stock is not listed on the Nasdaq National Market.

We may implement a reverse stock split to increase the price of our common stock to comply with Nasdaq listing requirements, which may cause the market to reduce the trading volume and price for our common stock.

     To maintain the listing requirements of Nasdaq, we intend to ask our shareholders to approve a 1 for-8 reverse stock split that would increase the price of our common stock above $1.00 per share. Even if the shareholders approve the reverse stock split, our board of directors will have discretion not to implement the reverse split if it is no longer necessary to meet the Nasdaq requirements. The market sometimes views reverse stock splits negatively. If the market views our reverse split negatively, it could hurt the trading volume and price of our common stock after the reverse split, which could affect your ability to resell any shares you acquire in our company. To the extent the trading volume and price are negatively affected, we may not be able to draw down all of the $50.0 million under the common stock purchase agreement with Alpha Venture Capital because the amount we can draw down is limited by trading volume and price. Also, the reverse stock split may result in fractional shares, which we would be required to redeem with cash in an amount that cannot be determined at this time.

If Alpha Venture Capital acquires from us all of the shares offered by this prospectus, it will likely own the majority of our common stock.

     Based on the number of shares of common stock issued and outstanding as of September 30, 2000, if Alpha Venture Capital acquires from us all 100,000,000 shares offered by this prospectus, it will own approximately 66.2% of our voting stock after the acquisition. Accordingly, Alpha Venture Capital may gain effective control over our company through its ability to control the election of a majority of directors and all other matters that require action by our stockholders.

We may need additional capital in the future and additional financing may not be available

     We currently anticipate that our available cash resources combined with the maximum drawdown under the stock purchase agreement with Alpha Venture Capital will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. However, if our stock price and trading volume decline from current levels, we may not be able to draw down all $50.0 million, or any monies at all, under the common stock purchase agreement. In addition, business and economic conditions may not make it feasible to draw down under the common stock purchase agreement at every opportunity, and drawdowns are only available every 10 trading days. We may need to raise additional capital to fund our current operating requirements or to develop new and to enhance existing services to respond to competitive pressures.

     If we raise funds by issuing equity, equity-related or debt securities, these securities may have rights, preferences and privileges that are senior to our existing common stock. In addition, the issuance of these securities may cause immediate and substantial dilution to our existing stockholders.

     We may not be able to obtain additional financing on terms favorable to us, if at all. If adequate funds are not available or are not available on terms favorable to us, we may not be able to effectively execute our business plan.

We have a history of losses and we anticipate future losses and negative cash flow

     Since our inception, we have incurred significant losses and negative cash flow, and we expect operating losses and negative cash flow to continue for the foreseeable future. We incurred net losses of $7,000 for the year ended 1996, $137,000 for the year ended 1997, $4.1 million for the year ended 1998, $98.0 million for the year ended December 31, 1999 and $127.6 million for the nine months ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of $230.9 million. We expect to incur additional costs and expenses related to:

  .  marketing and customer acquisition and other promotional activities;

  . the continued development of the PlanetRx.com website, our computer network and the systems that we use to process customers' orders and payments;

  . the continued development of relevant, healthcare-related content on the PlanetRx.com website;

  . the development of marketing and distribution relationships with strategic business partners; and

  . the establishment and development of relationships in the healthcare industry

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

If our marketing efforts are not successful, our business may be harmed

     We have significantly reduced our spending related to traditional media advertising and have restructured several of our online media arrangements. As a result, the current level of marketing and advertising may not be successful or consumers may not find our marketing efforts compelling. If our marketing efforts are not successful, our business and operating results will be harmed.

The loss of any of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could result in an inability to manage our operations

     The loss of the services of one or more of our key personnel could seriously disrupt our business. Our future success also depends upon the continued service of our executive officers and on our ability to attract and retain key personnel. Competition for these individuals is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel in the future. In the past six months our chairman, chief financial officer and chief technology officer resigned to pursue other opportunities.

Additionally, we have announced that we intend to relocate our company headquarters to Memphis, Tennessee. This relocation may affect our ability to retain key personnel and to attract new talent. Except for Michael Beindorff, our Chief Executive Officer, none of our officers or key employees is bound by an employment agreement. Our relationships with these officers and key employees are at will. We do not have "key person" life insurance policies covering any of our employees.

We are dependent on strategic relationships with pharmaceutical companies to provide sponsorship revenue. If litigation or governmental interference affects the pharmaceutical companies' operations, our relationships may be adversely affected

     During the quarter ended September 30, 2000, we did not receive guaranteed payments of $500,000 in connection with our five-year, exclusive sponsorship contract with the therapeutic disease state management sponsor on our diabetes website. In September 2000, we filed a complaint against Pfizer, Inc. in California State Court in San Mateo County, seeking contract damages in the amount of $3.0 million and other damages in excess of $5.0 million. Because of Pfizer's failure and refusal to honor the exclusive sponsorship agreement, we are treating the agreement as terminated.

     In December 1999, we entered into an agreement with another major pharmaceutical manufacturer to develop a unique website for allergy sufferers. In March 2000, we entered into an agreement with another major pharmaceutical manufacturer to develop a unique website for arthritis sufferers. We plan to enter into similar agreements with other third parties in connection with the expansion of other PlanetRx.com communities. Payments by these companies to us for services that we provide to them may be at risk in future periods if these companies become subject to subsequent events.

Our changing operations have placed a significant burden on our management system and resources, and any inability to manage this growth could result in higher operating costs and lower gross margins

     We have changed our operations significantly since our inception and the launch of our PlanetRx.com website in March 1999. The number of our employees increased from three on December 31, 1998 to 295 on September 30, 2000. Our growth has placed a significant strain on our management systems and resources, which could result in slower revenue growth, increased operating costs and lower gross margins. In the second quarter 2000, we reduced our workforce by approximately 15% in an effort to reduce our overall operating expenses. In August 2000, we announced our intent to relocate the company's headquarters from South San Francisco, California to Memphis, Tennessee, which may affect our ability to retain key managers. We cannot be certain that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that our management will be able to successfully identify, manage and exploit existing and potential market opportunities.

     Our ability to successfully offer products and services and implement our business strategy in a rapidly evolving market requires an effective planning and management process. We also expect that we will need to continue to improve our transaction-processing, operational, financial and managerial controls and reporting systems and procedures as we grow. Some of our senior management have no prior management experience at public companies, and many of our executive officers have no prior management experience in the healthcare industry.

Online sales of prescription drugs, non-prescription drugs, personal care products and medical supplies may not achieve market acceptance, which could result in slower revenue growth, loss of revenues and increased operating losses

     If we do not attract and retain a high volume of online customers to our website at a reasonable cost, our business and operating results will be adversely affected. The online market for our products is in its infancy. We may not be able to convert a large number of consumers from traditional shopping methods to online shopping for prescription drugs, non-prescription drugs, personal care products and medical supplies. Specific factors that could prevent widespread consumer acceptance of the online sales of our products include:

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

     Because our operating results fluctuate and are difficult to predict, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.In some future quarter, our operating results may fall below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

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

Our relationship with Express Scripts, Inc. has been restructured and Express Scripts is a significant stockholder

     In June 2000, we completed an agreement with Express Scripts, Inc. to restructure our relationship under the agreement executed in August 1999. While we are, subject to exceptions, the preferred internet pharmacy for Express Scripts for a term of five years with the right to participate in its pharmacy network for five years, Express Scripts has no obligation to market or promote PlanetRx. Therefore, we may not be able to convert Express Scripts members into PlanetRx customers as quickly as anticipated under the original agreement or at all.

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

     We may face a significant competitive challenge from alliances entered into by our competitors. For instance, one of our direct online competitors, drugstore.com, has relationships that give them access to major pharmacy benefit managers. Our competitors may continue to gain access to major pharmacy benefit managers, major HMOs or chain drugstores. The combined resources of these partnerships could pose a significant competitive challenge to PlanetRx.com and could prevent these pharmacy benefit managers, HMOs or chain drugstores from also entering into relationships with us and could limit our ability to penetrate the prescription drug market.

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

If a regulatory body alleges that we have engaged in the practice of medicine, we may be subject to significant liabilities

     The practice of medicine requires licensing under applicable state law. It is not our intent to practice medicine and we have structured our websites and our business to avoid violation of state licensing requirements. However, a state regulatory authority could at some time allege that some portion of our business violates these statutes. An allegation that we practice medicine could result in significant costs or liabilities. Further, any liability based on a determination that we engaged in the unlawful practice of medicine may be excluded from coverage under the terms of our general liability insurance policy.

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

     We may be required to add additional software and hardware and to further develop and upgrade our existing technology, transaction-processing systems, network infrastructure and distribution facilities to accommodate increased traffic on our websites and increased sales volume. Our inability to scale our systems may cause unanticipated system disruptions, slower response times, degradation in levels of customer service or impaired quality and speed of order fulfillment. We may be unable to effectively upgrade and expand our transaction-processing systems to accommodate increases in the use of our websites.

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

If our online security measures fail, we could incur significant liabilities

     A significant barrier to online commerce is the secure transmission of confidential information over public networks. If any compromise of our security occurs, it would injure our reputation, and could influence the success of our business.

     We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, such as personal health information. Advances in computer capabilities, new discoveries in cryptography, or other developments may result in a breach of the techniques we use to protect customer data.

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

     The U.S. House of Representatives Committee on Commerce and the General Accounting Office are conducting a review of online pharmacies, including the current laws that govern pharmacy operations, and the potential for abuses by some online sites, focusing on those that do not require the submission of a valid prescription issued by the customer's physician. In addition, in December 1999 the Clinton administration announced a proposal to eliminate illegal sales of prescription drugs over the Internet by unlicensed website operators. If approved by Congress, the proposal would, among other things, establish new federal requirements for Internet pharmacies to ensure that they comply with state and federal laws, create new civil penalties for the illegal sale of pharmaceuticals, and authorize additional federal enforcement powers. We believe that any regulations resulting from these investigations or the Clinton administration's proposal or a similar proposal will likely result in increased reporting and monitoring requirements, which could be burdensome and increase our expenses. Other legislation and regulations currently being considered at the federal and state level could affect our business, including legislation or regulations relating to confidentiality of patients' records, including electronic access and storage of such records, as well as the inclusion of prescription drugs as a Medicare benefit. In addition, various state legislatures are considering new legislation related to the regulation of nonresident pharmacies. Compliance with new laws or regulations could increase our expenses.

     The Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions, standard identifiers, security and other provisions by the year 2000. Regulations to implement the standard transactions and standard identifiers have been adopted and the security regulations are expected before the end of the year 2000. We are designing our applications to comply with the regulations and proposed regulations. However, until all of these regulations become final, possible changes in these regulations could cause us to use additional resources and lead to delays as we revise our website and operations.

     Until recently, Health Care Financing Administration guidelines prohibited transmission of Medicare eligibility information over the Internet. We are also subject to extensive regulation relating to the confidentiality and release of patient records. Additional legislation governing the distribution of medical records exists or has been proposed at both the state and federal level. It may be expensive to implement security or other measures designed to comply with any new legislation. Moreover, we may be restricted or prevented from delivering patient records electronically. This could have an adverse impact on our ability to gain and retain customers.

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

We may be unable to protect the intellectual property rights upon which our business relies, which could harm our competitiveness and cause customer confusion

     We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. These legal protections afford only limited protection for our intellectual property and trade secrets. We have filed applications for United States trademark registrations for, among others, "PlanetRx.com." We may be unable to secure this registration. It is also possible that our competitors or others will adopt service names similar to ours, thereby impedingour ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term PlanetRx.com. Any claims or customer confusion related to our trademark, or our failure to obtain trademark registration, would negatively affect our business.

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

We may face costly product liability claims by consumers

     The products we carry, including prescription drugs, non-prescription drugs and dietary supplements, are particularly susceptible to product liability claims. Any claim of product liability by a consumer against us, regardless of merit, could be costly and could divert the attention of our management. It could also create negative publicity, which would harm our business. Although we maintain product liability insurance, it may not be sufficient to cover a claim if one is made.

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

     In addition, recent proposed changes in the Financial Accounting Standards Board rules for merger accounting may affect our ability to make acquisitions or be acquired. For example, elimination of the "pooling" method of accounting for certain mergers could increase the amount of goodwill that we would be required to account for if we merge with another company, which would have an adverse financial impact on our reported financial results and possibly the market price of our common stock. Further, accounting rule changes that reduce the availability of write-offs for in-process research and development costs in connection with an acquisition could result in the capitalization and amortization of these costs and negatively impact results of operations in future periods.

We are influenced by officers, directors and entities affiliated with them who own a significant portion of our outstanding voting securities

     Based upon shares outstanding as of August 31, 2000, executive officers, directors and entities affiliated with them beneficially own approximately 45.9% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

If we do not respond to rapid technological changes, our services could become obsolete and our business would be seriously harmed

     As the Internet and online commerce industry evolve, we must license leading technologies useful in our business, enhance our existing services, develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. We may not be able to successfully implement new technologies or adapt our website, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If we are unable to do so, it could adversely impact our ability to build the PlanetRx.com brand and attract and retain customers.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On August 28, 2000, the Company's Chief Financial Officer, Steve Valenzuela, resigned to pursue other interests.

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

                     PLANETRX.COM, INC.
                       (Registrant)

                     By: /s/  Michael Beindorff
                         ----------------------
                       Michael Beindorff
                       Chairman of the Board of Directors,
                       principal financial officer and
                       principal accounting officer



Date: November 14, 2000

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

4.1*    Reference is made to Exhibits 3.1 and 3.2.

4.2*    Amended and Restated Investors' Rights Agreement.

4.3*    Specimen Common Stock Certificate.

4.4* Registration Rights Agreement between Registrant and Alpha Venture Capital, Inc. dated July 25, 2000.

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

10.14* Series B Stock Purchase Agreement between Registrant and the Investors named on Schedule thereto, dated January 15, 1999.

10.15* Series C Stock Purchase Agreement between Registrant and the Investors named on Schedule thereto, dated June 3, 1999.

10.16* Series D Stock Purchase Agreement between Registrant and the Investors named on Schedule thereto, dated September 3, 1999.

10.17+* Agreement between Registrant and Express Scripts, Inc. dated August 31,
        1999.

10.18+* Agreement between Registrant and Express Scripts, Inc. dated June 19,
        2000.

10.19* Common Stock Purchase Agreement between Registrant and Alpha Venture Capital Inc. dated July 25, 2000.

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