Form 10-K
period 2000-12-31
PLANETRX COM
filed 2001-04-17
CIK 1089979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
         ___________

                        COMMISSION FILE NUMBER 000-27437

                               PLANETRX.COM, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                    94-3227733
      (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                   Identification No.)

         6399 Shelby View Drive                                38134
           Memphis, Tennessee                               (Zip Code)
(Address of principal executive offices)


                                  (901)379-2200
              (Registrant's telephone number, including area code)

          349 Oyster Point Blvd., South San Francisco, California 94080 (Registrant's former address, if changed since the last report)



          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE


          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.0001 PAR VALUE

         Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of voting stock held by non-affiliates of the registrant as of March 31, 2001.......................................$794,436

Number of shares of common stock outstanding as of March 31, 2001......6,124,808

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain sections of the Registrant's definitive proxy statement filed in connection with its annual meeting of stockholders to be held on June 12, 2001 are incorporated by reference into Part III of this Form 10-K where indicated.

                                     PART I

ITEM 1.  BUSINESS

         EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DESCRIPTION OF PLANETRX.COM'S BUSINESS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED. THESE INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS REGARDING THE PLANNED EVOLUTION OF PLANETRX.COM'S BUSINESS MODEL AND THE OPPORTUNITY SUCH EVOLUTION PRESENTS FOR THE COMPANY AND STATEMENTS CONCERNING PLANETRX.COM'S EXPECTATIONS, BELIEFS, INTENTIONS, PLANS, GOALS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED UPON INFORMATION AVAILABLE TO PLANETRX.COM AS OF THE DATE HEREOF, AND PLANETRX.COM ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS NORMALLY ASSOCIATED WITH A MAJOR CHANGE IN FOCUS OF A BUSINESS, CHANGES IN ECONOMIC AND MARKET CONDITIONS AFFECTING PLANETRX.COM, CHANGES IN AVAILABILITY OF CAPITAL TO PLANETRX.COM, THIRD-PARTY RELATIONSHIPS AND APPROVALS, DECISIONS OF COURTS, REGULATORS AND GOVERNMENTAL BODIES, PRODUCT DEMAND, COMPETITIVE CONDITIONS, AND OTHER FACTORS OR RISKS RELATING TO PLANETRX.COM'S BUSINESS AS SET FORTH IN THIS DOCUMENT, INCLUDING (WITHOUT LIMITATION) UNDER THE CAPTIONS, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," "COMPETITION," "GOVERNMENT REGULATION" AND RISK FACTORS. NOTHING CAN OR SHOULD BE INFERRED ABOUT PLANETRX.COM'S FUTURE REVENUES OR FINANCIAL RESULTS FROM THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS DOCUMENT.

Overview

         PlanetRx.com, Inc. (sometimes referred to as "PlanetRx.com," "the Company," or "we") has been a leading online healthcare destination for commerce, content and community. In October 1999, we completed our initial public offering. Our e-commerce website, www.PlanetRx.com, launched on March 18, 1999, provided a convenient, private and informative shopping experience. We offered products in six categories: prescription drugs; non-prescription drugs; personal care; beauty and spa; vitamins, herbs and nutrition; and medical supplies. Our eCenters, located within the PlanetRx.com website, incorporated content that addressed a variety of health-related topics. In addition, we owned and operated a network of satellite websites targeting specific healthcare conditions by providing relevant content and a destination for online communities. These condition-specific websites, which included diabetes.com, depression.com, obesity.com and alzheimers.com, were linked to the PlanetRx.com website.

         In February 2001, we announced that we intended to evolve our business model to focus primarily on fulfilling specialty prescriptions, and that we would discontinue the sale of retail health and beauty products as of March 12, 2001. At that time we anticipated the imminent execution a definitive agreement to acquire an existing specialty pharmacy business. However, those negotiations could not be consummated on terms acceptable to the Company.

         On February 12, 2001, we stopped accepting new prescriptions, and on March 12, 2001, we closed our on-line store.

Decision to Liquidate

         On April 5, 2001, the Board of Directors approved the preparation of a formal plan of liquidation and dissolution for the Company (the "Plan"). We anticipate that our Board of Directors will consider and approve the Plan later this month, and that the Plan will be submitted to our stockholders for approval at a stockholders meeting tentatively scheduled for June 12, 2001. PlanetRx.com currently is not engaging in any business activities except for the purpose of preserving the value of our assets and prosecuting or defending lawsuits by or against us. If our Board of Directors and stockholders approve the Plan, we anticipate that we will file a certificate of dissolution with the Secretary of State of Delaware, wind up our business affairs, sell and liquidate our properties and assets, including our intellectual property and other intangible assets, and to the extent possible, pay our creditors and make distributions to stockholders, all in accordance with the Plan.

Industry Background

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

The PlanetRx.com Market

         Our market has consisted of prescription drugs, non-prescription drugs, personal care products, beauty and spa, vitamins, herbs and nutrition and medical supplies. In the past, these products have been sold primarily through chain drugstores such as CVS, Eckerd, RiteAid and Walgreen's, mass market retailers such as Kmart, Target and Wal-Mart, supermarkets, warehouse clubs, mail-order companies and independent drugstores and pharmacies. However, a significant number of consumers are beginning to use the Internet to shop for healthcare products. In addition to online shopping for healthcare products, people are increasingly using the Internet as a source for health and medical information.

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

The PlanetRx.com Approach

         On April 5, 2001, the Board of Directors approved the preparation of a formal plan of liquidation and dissolution for the Company (the "Plan"). We anticipate that our Board of Directors will consider and approve the Plan later this month, and that the Plan will be submitted to our stockholders for approval at a stockholders meeting tentatively scheduled for June 12, 2001. PlanetRx.com currently is not engaging in any business activities except for the purpose of preserving the value of our assets and prosecuting or defending lawsuits by or against us. If our Board of Directors and stockholders approve the Plan, we anticipate that we will file a certificate of dissolution with the Secretary of State of Delaware, wind up our business affairs, sell and liquidate our properties and assets, including our intellectual property and other intangible assets, and to the extent possible, pay our creditors and make distributions to stockholders, all in accordance with the Plan.

         Prior to the decision to liquidate, the PlanetRx.com approach was based on the belief that the use of the Internet to research and purchase healthcare-related products has growth potential as a result of the limitations of traditional channels for prescription drugs, non-prescription drugs, personal care products and medical supplies. These limitations include the inconvenience of shopping at traditional drugstores and pharmacies, the limited selection and product inventory at traditional stores, lack of readily available and detailed information useful to consumers in making their purchase decisions, and lack of opportunity for consumers of healthcare products to share their experiences with, and to learn from the experiences of, others.

         PlanetRx.com sought to address the limitations of traditional drugstores and pharmacies through a combination of an extensive product selection, excellent customer service, professionally-created content and the development of online communities focused on health-related topics. The key components of our solution included an intuitive, easy-to-use shopping interface available 24 hours a day, seven days a week, an extensive selection of healthcare-related products, a broad array of reliable healthcare resources that helped consumers find answers to their critical healthcare questions and make informed purchasing decisions, and interactive forums hosted on our satellite websites organized around specific chronic health conditions. These satellite websites allowed consumers to quickly link to the relevant product and purchase it on PlanetRx.com.

         Through our advertising and promotional activities, we sought to develop PlanetRx.com as a pervasive brand that targeted purchasers of health and personal care products and identified us as a premier healthcare destination on the Internet. As part of our commitment to consumers, we endeavored to provide a secure and private forum in which to communicate and share ideas, we maintained our own distribution center, only minutes away from our primary supplier, McKesson Corporation, and our primary shipping agents, FedEx and the USPS Priority Mail Air Center, and we operated our own pharmacy with licensed pharmacists and were licensed to ship prescription products in all U.S. states and territories. By operating our own distribution center and pharmacy, we were able to maintain strict control over logistics, provide excellent customer service and offer reliable and prompt delivery.

         We also endeavored to develop strategic relationships in order to increase our revenue opportunities and build our reputation as a leading online healthcare destination. For example, we worked to develop relationships or partner with the following types of organizations: pharmacy benefit managers and managed care organizations to increase payment alternatives for our prescription drug customers (such as our relationship with Express Scripts); pharmaceutical manufacturers to sponsor our various satellite sites focused on chronic conditions; hospital organizations in order to market directly to their patient and doctor populations; companies that are working on providing direct links between doctors' offices and pharmacies to facilitate the delivery of electronic prescriptions; and content and commerce portals and online service providers who could drive traffic to our website.

         Consumers visiting our website could purchase a wide variety of healthcare-related products; receive relevant, personalized information addressing their healthcare concerns; and interact with other consumers on a broad range of health issues. Additionally, we provided personalized information to our customers on a confidential basis through such means as e-mail reminders when their supply of a product is about to run out; useful newsletters and notices of special offers and new products; timely and high-quality customer service through our customer service department; a high level of privacy when purchasing products that reveal personally-sensitive aspects of their health; features such as Ask the Pharmacist where consumers could ask questions that they would otherwise be uncomfortable asking in a traditional drugstore or pharmacy; and a secure environment for the storage of a customer's medical, purchasing and payment information.

         Our websites also provided in-depth information on over 100 disease categories, helping consumers find answers to critical healthcare questions. We provided information on symptoms, diagnosis, treatments and alternative care for many conditions. Our content included material developed internally as well as material licensed from outside sources, such as iVillage, Reuters News and drkoop.com. The information was maintained and updated by our in-house editorial team and periodically reviewed by our Healthcare Advisory Board comprised of medical and pharmacy experts.

         We provided information to help consumers understand generic drug alternatives and dangerous drug interactions. Consumers could access our extensive drug information library at the PlanetRx.com website. Our Ask the Pharmacist service provided personalized responses by e-mail to help ensure that each customer understood the correct usage, possible side effects and expected beneficial outcomes of a prescription or non-prescription medication. Through our Health Answers feature, users could search for information on common healthcare conditions and could link to products for their well being, including drug therapies, alternative treatments and self care and prevention.

         As usage of the Internet continues to grow, users seek from the Internet the same opportunity for expression, interaction, sharing, support and recognition they seek in the everyday world. This is especially true in the health care context. We provided forums, such as bulletin boards, chat rooms and moderated discussion groups, where users could discuss a variety of health-related topics. We had eCenters on the PlanetRx.com website organized around specific chronic health conditions and targeted demographic groups, such as women, seniors and children. In addition to our eCenters, we had a network of satellite websites designed to provide an extended community for people interested in chronic healthcare conditions. These sites were built around intuitive domain names for chronic healthcare conditions, such as diabetes.com, depression.com, obesity.com, alzheimers.com, cholesterol.com, arthritis.com, breast.cancer.com and weightloss2000.com, and had a similar look and feel to the PlanetRx.com website.

The PlanetRx.com Pharmacy

         The PlanetRx.com pharmacy was staffed 24 hours a day, seven days a week with experienced pharmacists. In addition to being licensed, each of our pharmacists was trained to provide excellent personal service for our customers, and all were members of the American Pharmaceutical Association. Our pharmacy was licensed to ship prescription products in all U.S. states and territories. In addition, we were certified by the National Association of Boards of Pharmacy's Verified Internet Pharmacy Practice Sites program. This program aims to set the standards for Internet pharmacies as well as to inform the public of those websites that have agreed to comply with such standards. Our pharmacy was located within our distribution facility in Memphis, Tennessee, enabling each customer's prescription to be shipped the same day it was filled.

         We only accepted prescriptions that we could verify as being written by licensed healthcare providers. We did not prescribe medications or give medical advice. Our focus was on dispensing medications and providing information to our customers.

         Our customers could initiate the prescription process by ordering online from our pharmacy. The customer could direct their physicians to call or fax their prescriptions to us or we could contact their physician directly to obtain prescription information. Additionally, our customers could easily transfer an existing prescription from their current pharmacy to PlanetRx.com.

         Our pharmacists were required to verify the validity and completeness of prescription drug orders utilizing the same methodology as traditional drugstore pharmacists. This might include contacting the physician or another retail pharmacist. Once the prescription was verified, the order generally was filled and shipped the same day.

         To use our prescription drug services, all customers were asked to provide our pharmacists with information regarding drug allergies, current medical conditions and other medications they were taking. Our pharmacists used an extensive database to crosscheck every prescription received against the information we received from the customer for any drug allergies, therapeutic overlap, overuse/underuse, and drug/food or drug/drug interactions.

         Our pharmacists were available to answer questions by phone 24 hours a day, seven days a week. As required by law, we made follow-up phone calls to customers to offer them consultation on new prescriptions. In addition, our pharmacy provided a package insert with a toll-free number that gave the customer information as to dosage instructions, potential drug interactions and storage.

Payment

         Customers could pay for their prescriptions either by credit card or electronic check or by entering insurance information that showed that they were covered by a managed care organization, insurance plan or pharmacy benefit manager with whom we had a contract. Most of the prescriptions we filled were for customers who paid for the entire amount of the prescription.

Marketing and Promotion

         Our marketing and promotion strategy was designed to build brand recognition, drive customer traffic to our online store, add new customers, build strong customer loyalty, encourage repeat purchases and develop additional revenue opportunities. Our advertising and promotion campaigns targeted both online and offline audiences. Our online advertising efforts were concentrated on leading Internet portals, health-related websites, and other high traffic websites. We used traditional off-line marketing and promotion efforts, including network and cable television advertising, national radio advertising, special product promotions and promotional press releases.

         To create value for our customers, and to encourage initial and repeat purchases, we utilized aggressive online promotions. Using our technology, we had the ability to create and change web pages frequently to highlight product specials and special promotions. We notified our customer base via e-mail of upcoming promotions and encouraged them to Tell A Friend, which was a promotion that rewarded customers for referrals. We also targeted other mail lists with our promotions.

Merchandising

         Key elements of our merchandising strategy included convenient and fast access to a wide variety of products, extensive product information, multiple product promotions, and free non-prescription product samples.

Distribution and Order Fulfillment

         We believed that operating our own distribution center and pharmacy was critical to our strategy of providing quality customer service. Our distribution center and pharmacy were located in Memphis, Tennessee. Our primary supplier, McKesson Corporation, was also located in Memphis, which allowed us to maintain reasonable inventory levels based on just-in-time deliveries. The location of our distribution center also allowed us to take advantage of FedEx's major hub operations and the USPS Priority Mail Air Center, which are also located near our distribution center.

         We offered a variety of shipping options, including next-day delivery for orders received during the business week. We shipped to anywhere in the United States served by FedEx or the USPS. Priority orders were flagged and expedited through our fulfillment processes. For prescription products, our goal was to ship the product as soon as the prescription was verified and our pharmacists completed a drug utilization review.

Customer Service

         We strove to provide excellent customer service and support for our customers. Our Customer Care Associates were trained on-site in our call-center training facility and were available 24 hours a day, seven days a week, to answer customer phone calls or respond to customer e-mails. We had an easy-to-use Help Desk area on the PlanetRx.com website, providing detailed pages on frequently asked questions, how to find information, how to order, how to pay, and our policies on privacy and security.

Operations and Technology

         We implemented a wide range of secure, scalable services and systems for the PlanetRx.com website and our satellite websites, as well as for our distribution center. These services and systems included website management, advanced searching tools, customer account management, transaction processing, order management, pharmacy services and operations, store and catalog, inventory control, purchasing, community message boards, OnLine Analytical Processing, payment services and a variety of marketing applications. A subset of these systems form the core set of software applications that we used for accepting and validating our customer orders, organizing, placing and managing orders with our vendors, receiving product and assigning it to customer orders, and managing shipment of products to customers.

         We developed proprietary technologies to augment those that we license from vendors, such as Microsoft, IBM and Sun Microsystems. We focused our internal development efforts on creating and enhancing our proprietary software. Our core merchandise catalog, customer interaction, order collection, fulfillment and back-end systems are all proprietary to PlanetRx.com. Our software platform and architecture are integrated with relational database servers such as IBM UDB as well as Microsoft SQL server. Our system is designed to include an open application-programming interface that provides real-time connectivity to our distribution center systems for both pharmacy and non-pharmacy products. These systems include a perpetual inventory system, real-time order tracking system, executive information system and inventory replenishment system. The employment of multiple web servers, application servers, and database servers, allows our systems to be resilient and redundant. Our Internet servers use SSL to help conduct secure communications and transactions.

Competition

         The online commerce market is new, rapidly evolving and intensely competitive. In particular, the health and personal care categories are intensely competitive and are also highly fragmented, with no clear dominant leader in any of our market segments. Our competitors can be divided into several groups: chain drugstores, such as Walgreen's, RiteAid, CVS and Eckerd; mass market retailers such as Wal-Mart, Kmart and Target; supermarkets, such as Safeway, Albertson's and Kroger; warehouse clubs; online retailers of health, beauty, wellness, personal care and/or pharmaceutical products, such as drugstore.com and CVS.com; mail order pharmacies, such as Express Scripts and Merck-Medco; Internet portals and online service providers that feature shopping services such as AOL, Yahoo!, Excite@Home and Lycos; and cosmetics departments at major department stores, such as Nordstrom, Macy's and Bloomingdale's and hair salons. Most of these competitors operate within one or more of our market segments.

         We believe that the following are principal competitive factors in our market: recognition of the PlanetRx.com brand; product selection; personalized services; convenience and ease of use; price; accessibility; customer service; quality of search tools; quality of content; and reliability and speed of fulfillment for products ordered.

         Many of our current and potential traditional store-based and online competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Many of these current and potential competitors can devote substantially more resources to their website and systems development than we could. In addition, larger, well-established and well-financed entities may acquire, invest in or form joint ventures with online competitors or drugstore retailers as the use of the Internet and other online services increases. Some of our competitors may have been able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we could. These retailers also enabled customers to see and feel products in a manner that is not possible over the Internet. Traditional store-based retailers can also sell products to address immediate, acute care needs, which we and other online sites cannot address.

Government Regulation

         Our business is subject to extensive federal, state and local regulations, many of which are specific to pharmacies and the sale of over-the-counter drugs. For example, under the Omnibus Budget Reconciliation Act of 1990 and related state and local regulations, our pharmacists were required to offer counseling to our customers about medication, dosage, delivery systems, common side effects, adverse effects or interactions and therapeutic contraindications, proper storage, prescription refill, and other information deemed significant by the pharmacists. We are also subject to federal, state and local licensing and registration regulations with respect to, among other things, our pharmacy operations and the pharmacists we employed.

         The practice of medicine requires licensing under applicable state law. It was not our intent to practice medicine and we tried to structure our website and our business to avoid violation of state licensing requirements. For example, we included notices, where we deemed appropriate, advising our users that the data we provide on our website is not a substitute for consultation with their personal physician. However, the application of this area of the law to Internet services such as ours is novel and, accordingly, a state regulatory authority could at some time allege that some portion of our business violated these statutes. Further, any liability based on a determination that we engaged in the unlawful practice of medicine might be excluded from coverage under the terms of our general liability insurance policy.

         We are subject to requirements under the Controlled Substances Act and federal Drug Enforcement Agency regulations, as well as related state and local laws and regulations, relating to our pharmacy operations, including registration, security, recordkeeping, and reporting requirements related to the purchase, storage and dispensing of controlled substances, prescription drugs, and some over-the-counter drugs. "Compendial standards" which can also be called "official compendium" means the standards for drugs related to strength, purity, weight, quality, labeling and packing contained in the official Pharmacopeia of the United States, official National Formulary, or any supplement to any of them. Under the Food, Drug and Cosmetic Act of 1938, a drug recognized by the Homeopathic Pharmacopeia of the United States must meet all compendial standards and labeling requirements contained therein, or it will be considered adulterated (e.g., lacking appropriate strength, quality, or purity; or containing poisonous or unsanitary ingredients) or misbranded (e.g., having a false or misleading label; or label containing inaccurate description of contents). While homeopathic remedies accounted for less than one percent (1%) of our revenues, we were still required to comply with the Food, Drug and Cosmetic Act. The distribution of adulterated or misbranded homeopathic remedies or other drugs is prohibited under the Food, Drug and Cosmetic Act, and violations could result in substantial fines and other monetary penalties, seizure of the misbranded or adulterated items, and/or criminal sanctions. We also are required to comply with the Dietary Supplement Health and Education Act when selling dietary supplements and vitamins.

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

         The National Association of Boards of Pharmacy, a coalition of state pharmacy boards, has developed a program, the Verified Internet Pharmacy Practice Sites, as a model for self-regulation for online pharmacies. We assisted the National Association of Boards of Pharmacy with the development of the Verified Internet Pharmacy Practice Sites program and were one of the first online pharmacies to be certified.

         Although the Food and Drug Administration does not regulate the practice of pharmacy, other than pharmacy compounding, which we did not engage in, Food and Drug Administration regulations impacted some of our product and service offerings because the Food and Drug Administration regulates drug advertising and promotion, including direct-to-consumer advertising, done by or on behalf of drug manufacturers and marketers.

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

Intellectual Property

         We have relied on a combination of copyright, trademark, and trade secret laws and our contractual obligations with employees and third parties to protect our proprietary rights. We do not own any issued patents, and other protection of our intellectual property is limited. Despite our efforts to protect our proprietary rights, it may be possible for a third party to copy or obtain and use our intellectual property without our authorization. In addition, other parties may breach confidentiality agreements or other protective contracts we have entered into, and we may not be able to enforce our rights in the event of these breaches.

         We entered into confidentiality and invention assignment agreements with our employees and consultants, and nondisclosure agreements with our vendors and strategic partners to limit access to and disclosure of our proprietary information. We cannot be certain that these contractual arrangements or the other steps taken by us to protect our intellectual property will prevent misappropriation of our technology. We have licensed some of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we have attempted to ensure that the quality of the PlanetRx.com products brand is maintained by these licensees, we cannot assure that these licensees will not take actions that might hurt the value of our proprietary rights or reputation.

         We also rely on technologies that we license from third parties, such as IBM and Microsoft, the suppliers of key database technology, the operating system and specific hardware components for our service. We cannot be certain that these third-party technology licenses will continue to be available to us on commercially reasonable terms. The loss of such technology could require us to obtain substitute technology of lower quality or performance standards or at greater cost.

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

         The domain names owned by PlanetRx.com as of December 31, 2000 included, but were not limited to: acne.com; infertility.com; aids.com; nursing.com; alzheimers.com; obesity.com; anorexia.com; osteopathy.com; arthritis.com; parkinsons.com; birth.com; pharmacist.com; cancer.com; physicians.com; cholesterol.com; podiatry.com; depression.com; pollenwatch.com; diabetes.com; prenatal.com; epilepsy.com; rxnet.com; fertility.com; sportsdoc.com; hepatitis.com; stroke.com; hypertension.com; weightloss2000.com; impotence.com. During the first quarter of 2001, in connection with the restructuring of the PlanetRx.com business which resulted in the Board decision to liquidate the company, we began to monetize these domain names. As of April 11, 2001, PlanetRx.com had completed the sale of the following domain names to third-parties: acne.com, alzheimers.com, arthritis.com, cancer.com, depression.com, diabetes.com, epilepsy.com, fertility.com, infertility.com, and nursing.com.

Employees

         As of December 31, 2000, PlanetRx.com had 193 employees. During the first quarter of 2001, in connection with the rapid change in business strategy at PlanetRx.com which resulted in the Board decision to liquidate the company, we began to reduce our workforce further. As of April 13, 2001, PlanetRx.com had 17 employees.

                                  RISK FACTORS

Comdisco Events of Default

         On March 30, 2001, Comdisco, Inc. notified us that events of default had occurred under a Loan Agreement and a Master Lease Agreement between PlanetRx.com and Comdisco as a result of our inadvertent failure to make our monthly payments under the agreements for February 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for more information about these agreements and the notice of default. We made the February payments on April 3, 2001, and requested that Comdisco waive the events of default and reinstate both agreements. Comdisco has tentatively agreed to our request subject to certain conditions, one of which is that we agree to an amendment of the Loan Agreement. We are currently negotiating with Comdisco concerning the terms of the amendment; however, there can be no assurance that we will be able to reach a satisfactory agreement with Comdisco. If we fail to reach agreement on an amendment to the Loan Agreement and thereby obtain Comdisco's waiver of the events of default under the Loan Agreement and the Lease Agreement, we might be required to file for protection under the federal bankruptcy laws in order to preserve and control our assets as we complete our liquidation.

Risks Relating to Proposed Liquidation and Dissolution

         Plan May Not Be Approved by our Stockholders

         On April 5, 2001, the Board of Directors approved the preparation of a formal plan of liquidation and dissolution (the "Plan"). We anticipate that our Board of Directors will consider and approve the Plan later this month, and that the Plan will be submitted to our stockholders for approval at a stockholders meeting tentatively scheduled for June 12, 2001. This followed our announcement in February 2001 that we intended to evolve our business model to focus primarily on fulfilling specialty prescriptions, and that we would discontinue the sale of retail health and beauty products. However, our negotiations to acquire a specialty pharmacy business failed to produce an agreement acceptable to PlanetRx.com., and on March 12, 2001 our on-line store closed.

         PlanetRx.com currently is not engaged in any business activities except for the purpose of preserving the value of our assets and prosecuting or defending lawsuits by or against us. If our Board of Directors and stockholders approve the Plan, we will wind up our business affairs, sell and liquidate our properties and assets, including our intellectual property and other intangible assets, and to the extent possible, pay our creditors and make distributions to stockholders in accordance with the Plan. If our stockholders do not approve the Plan, our Board of Directors will re-evaluate the Company's business opportunities. However, there is no assurance that we would be able to successfully resume our business.

Potential Stockholder Liability to Creditors of the Company

         If the Plan is approved by our Board of Directors and stockholders, the Company will file a certificate of dissolution with the Secretary of State of the State of Delaware to dissolve the Company. Under the Delaware General Board of Directors and Corporation Law (the "DGCL"), the Company will continue to exist for three years after the dissolution becomes effective (or for such longer period as the Delaware Court of Chancery shall direct), during which time the Company will prosecute and defend lawsuits, gradually dispose of its property, and to the extent possible, discharge its liabilities and distribute to its stockholders any remaining assets.

         The Company will establish a contingency reserve (as described below) to pay its expenses and liabilities during this three-year period. If the contingency reserve should be inadequate to pay the Company's expenses and liabilities, under the DGCL each stockholder could be held liable to the Company's creditors for payment of the stockholder's pro rata share of amounts owed to creditors in excess of the contingency reserve. A stockholder's liability would be limited to the amounts previously received as distributions from the Company (and from any liquidating trust) pursuant to the dissolution. If the contingency reserve is inadequate, a stockholder could be required to return all distributions previously received from the Company pursuant to the dissolution, in which case a stockholder might receive nothing from the Company under the Plan. Furthermore, if a stockholder has paid taxes on distributions previously received pursuant to the dissolution, the requirement to repay all or part of those distributions could result in a net tax cost to the stockholder if the repayment does not cause a commensurate reduction in taxes payable.

         There can be no assurance that the contingency reserve established by the Company will be adequate to cover any expenses and liabilities. See "Contingency Reserves" for more information.

Personnel Risks

         The success of the Plan will depend in large part upon the Company's ability to retain the services of certain of its current personnel or to attract qualified replacements for them. The retention and attraction of qualified personnel is particularly difficult under the Company's current circumstances.

Restrictions on Transfer of Shares; Closing of Stock Transfer Books

         The Company intends to close its stock transfer books and discontinue recording transfers of its common stock at the close of business on the record date set by our Board for filing the certificate of dissolution (the "Final Record Date"). After the Final Record Date, certificates representing our common stock will not be assignable or transferable on the books of the Company except by will, intestate succession or operation of law. The proportionate interests of each stockholder will be determined on the basis of their stock holdings at the close of business on the Final Record Date. After the Final Record Date, any distributions made by the Company will be made solely to the stockholders of record at the close of business on the Final Record Date, except as necessary to reflect transfers recorded on the books of the Company as a result of any assignments by will, intestate succession or operation of law.

Timing of Distributions

         Although our Board of Directors has not established a firm timetable for distributions to stockholders if the Plan is approved and assets are available for such distributions, we plan, subject to contingencies inherent in winding up the Company's business, to make distributions, if any, as promptly as practicable. We expect the liquidation to be concluded within three years of filing the certificate of dissolution by a final liquidating distribution, either directly to the stockholders or to a liquidating trust. We are, however, currently unable to predict the nature, amount or timing of this distribution or any other distributions made under the Plan, if any. If the Plan is approved by our Board of Directors and stockholders, our Board of Directors will determine the actual nature, amount and timing of all distributions, in the Board's sole discretion, which will depend on, among other factors, the Company's ability to convert its remaining assets into cash and the amount of cash and other assets available for distribution, if any.

Amount of Distributions

         Uncertainties as to the net value of the Company's non-cash assets and the ultimate amount of its liabilities make it impracticable to predict the aggregate net value that ultimately will be distributed to stockholders, if any. Claims, liabilities and expenses from operations (including operating costs, salaries, income taxes, payroll and local taxes, legal and accounting fees and miscellaneous office expenses), although currently declining, will continue to be incurred following approval of the Plan. These expenses will reduce the amount of or possibly eliminate assets available for ultimate distribution to stockholders. No assurances can be given that available cash and amounts received on the sale of assets will be adequate to provide for the Company's obligations, liabilities, expenses and claims and to make cash distributions to stockholders. If they are not, distributions of cash and other assets to the Company's stockholders will be reduced or eliminated.

Sales of the Company's Assets

         The Plan, if approved, will give our Board of Directors the authority to sell all of the Company's assets. However, the Company may enter into agreements to sell assets prior to the stockholders meeting tentatively scheduled for June 12, 2001, contingent upon the approval of the Plan by our stockholders at the meeting, in which case approval of the Plan will constitute approval of such agreements and sales.

         The Company's assets will be sold on terms approved by our Board of Directors. Sales may be conducted by competitive bidding, public sales or privately negotiated transactions. We do not anticipate amending or supplementing the proxy statement to be distributed to our stockholders concerning the Plan to reflect any such agreement or sale, unless required by applicable law.

         The prices at which the Company will be able to sell its assets will depend largely on factors beyond our control, including, without limitation, the condition of financial markets, the availability of financing to prospective purchasers of the assets, regulatory approvals, public market perceptions, and limitations on transferability of certain assets. In addition, the Company may not be able to obtain as high a price for a particular asset as it might if the Company were not in liquidation.

         The Company's sale of an appreciated asset will result in the recognition of taxable gain by the Company to the extent the fair market value of such asset exceeds the Company's tax basis in such asset.

Activities of the Company After Adoption of the Plan

         Our Board of Directors and management have taken steps to reduce the Company's operations. Our management and any other continuing employees will receive compensation for performing their duties, as determined by the Board. The Board has not yet established guidelines for determining such compensation, but we expect that the determinations will be made by evaluating all relevant factors, including, without limitation, the efforts of such individuals in successfully implementing the Plan and a review of compensation payable to individuals exercising similar authority and bearing similar responsibilities.

Reporting Requirements

         Whether or not the Plan is approved, we have an obligation to continue to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), even though compliance with such reporting requirements is economically burdensome. If the Plan is approved, in order to curtail expenses, we will seek relief from the Securities and Exchange Commission ("SEC") from the reporting requirements under the Exchange Act after our certificate of dissolution is filed. We anticipate that, if such relief is granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution along with any other reports that the SEC might require.

Contingency Reserve

         The DGCL requires the Company to provide for payment of all of its liabilities and obligations in connection with the dissolution. After our Board of Directors and stockholders approve the Plan, we will pay all expenses and other known liabilities. We will make (i) provision to pay all liabilities, including all contingent, conditional or unmatured contractual claims known to the Company, (ii) provisions that will be reasonably likely to be sufficient to provide compensation for any claim against the Company which is the subject of a pending action, suit or proceeding to which the Company is a party, and (iii) provisions that will be reasonably likely to be sufficient to provide compensation for claims that have not been made known to the Company or that have not arisen but that, based on facts known to the Company, are likely to arise or become known to the Company within ten years. We will do this by establishing a contingency reserve containing cash and other assets in an amount we believe to be adequate to make such payments. We are currently unable to estimate the amount of any contingency reserve that may be required. Any cash and assets that are set aside for a contingency reserve, and any cash contributed to a liquidating trust, if one is used, will be deducted before we determine the amounts available for distribution to stockholders, if any.

         The actual amount of any contingency reserve will be based upon estimates and opinions of management and the Board of Directors, which will be derived from consultations with outside experts and review of the Company's estimated operating expenses and future estimated liabilities, including, without limitation, anticipated compensation payments, estimated legal and accounting fees, operating lease expenses, payroll and other taxes payable, miscellaneous office expenses, expenses accrued in the Company's financial statements, and reserves for litigation expenses. There can be no assurance that any contingency reserve in fact will be sufficient to pay all of the liabilities, expenses and obligations for which it is established.

         If the Company fails to create an adequate contingency reserve to pay its expenses and liabilities, or if the contingency reserve and the assets held by any liquidating trust are insufficient to pay the amount of our expenses and liabilities as ultimately determined, the DGCL provides that each stockholder could be held liable for the payment to creditors of his pro rata share of such remaining liability, limited to the amounts such stockholder has received from the Company or from the liquidating trust pursuant to the dissolution. If the Company were held by a court to have failed to make adequate provision for its expenses and liabilities, or if the contingency reserve and the assets held by any liquidating trust are insufficient to pay the amount of our expenses and liabilities as ultimately determined, a creditor of the Company could seek an injunction against the Company making distributions under the Plan on the ground that the amounts to be distributed were needed to provide for the payment of the Company's expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to stockholders under the Plan.

         The Company intends to distribute to stockholders any remaining portion of the contingency reserve after all the liabilities, expenses and obligations for which it was established have been satisfied in full. However, there can be no assurances that any such assets will be available for distribution to stockholders.

ITEM 2.  PROPERTIES

         PlanetRx.com's principal executive offices and distribution facilities are located in Memphis, Tennessee, where we lease approximately 165,000 square feet under three leases that expire in September and December 2003 and July 2004. As previously announced, we have begun implementing steps to monetize our fixed assets and to sublease or negotiate cancellations of our operating leases.

ITEM 3.  LEGAL PROCEEDINGS

         On March 27, 2001, SDR Investors, LP filed a lawsuit against PlanetRx.com, certain underwriters of the Company's initial public offering in October 1999 (the "IPO"), and certain former and current directors of the Company. Named as additional defendants in the suit, which was filed in the United States District Court for the Southern District of New York, are The Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and Salomon Smith Barney, Inc., each of which was an underwriter of the IPO; William J. Razzouk and Christos M. Cotsakos, who are former directors of the Company; and David M. Beirne and Michael Moritz, who are current directors of the Company. The suit generally alleges that the defendants violated federal securities laws by not disclosing certain actions allegedly taken by the underwriter defendants in connection with the IPO. The suit alleges specifically that the underwriter defendants, in exchange for the allocation to their customers of shares of the Company's common stock sold in the IPO, solicited and received from their customers undisclosed commissions on transactions in other securities and required their customers to purchase additional shares of the Company's common stock in the aftermarket at pre-determined prices that were above the IPO price. The suit seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company's common stock between October 6, 1999, and March 23, 2001. The Company is in the process of reviewing the suit and intends to respond in a timely manner. As of the date hereof, we are unable to predict the outcome of the suit and its ultimate effect, if any, on the Company's financial condition.

         The Company also is party to routine legal proceedings incidental to its business. We do not expect the outcome of such routine pending litigation to have a material adverse effect on the Company's consolidated financial position or results of operations.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000:

         On November 30, 2000, the Company held a special meeting of stockholders at which the following matters were voted upon:

                                                                 Against or                    Broker
                                                    For           Withheld      Abstentions   Non Votes
                                                    ---           --------      -----------   ---------
  1.    Approve an amendment of the Company's    40,894,897        590,010         89,610              0
        certificate of incorporation
        increasing the number of authorized
        shares of common stock from 100
        million

        to 200 million shares

  2.    Approve the issuance of common stock     25,137,551        386,018         90,892     15,960,096
        under a stock purchase agreement with
        Alpha Venture Capital, Inc. for the
        sale of up to $50 million of common
        stock

  3.    Approve an amendment of the Company's    40,615,415        851,790        107,312              0
        certificate of incorporation effecting
        a 1-for-8 stock split.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

Market Information

         On October 7, 1999, the Company's common stock began trading on the Nasdaq National Market under the symbol "PLRX." Prior to that date, there was no public market for our common stock. On January 16, 2001, the Company's common stock was delisted by the Nasdaq National Market as a result of the failure to maintain a $1.00 bid price for the common stock. Since that date, the Company's common stock has been traded in the over-the-counter market and has been quoted on the OTC Bulletin Board.

         The following table sets forth the high and low closing sale prices for the common stock for the period indicated as reported by the Nasdaq National Market. These prices have been adjusted to reflect the impact of a 1-for-8 reverse stock split which was effective December 4, 2000.



Fiscal 1999 - Quarter Ended                                High         Low
---------------------------                                ----         ---
October 1 - December 31                                  $208.00      $116.00

Fiscal 2000 - Quarter Ended
January 1 - March 31                                     $146.00      $ 57.00
April 1- June 30                                         $ 50.00      $ 11.75
July 1 - September 30                                    $ 14.00      $  3.50
October 1 - December 31                                  $  3.75      $  0.25


         As of March 31, 2001 there were 354 stockholders of record of our common stock.

Dividends

         The Company has never declared or paid cash dividends on its common stock. Except as may be provided in the Plan, we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

         None.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------
                                                            2000       1999       1998    1997    1996
                                                         ---------   --------   -------   -----   ----
STATEMENT OF OPERATIONS DATA:
Net revenue:
  e-commerce...........................................  $  31,463   $  7,856   $    --   $  --   $ --
  Sponsorship..........................................      4,702      1,143        --      --     --
                                                         ---------   --------   -------   -----   ----
                                                            36,165      8,999        --      --     --
                                                         ---------   --------   -------   -----   ----
Cost of net revenue:
  e-commerce...........................................     27,223      6,200
  Sponsorship..........................................        373        100        --      --     --
                                                         ---------   --------   -------   -----   ----
                                                            27,596      6,300        --      --     --
                                                         ---------   --------   -------   -----   ----
Gross profit...........................................      8,569      2,699        --      --     --
Operating expenses:
  Marketing and sales..................................     49,287     44,568       907      --     --
  Shipping, handling and related costs.................     24,476     11,905        --      --     --
  Product development..................................     18,261     12,946     1,025     113      7
  General and administrative...........................     11,399      6,448       541      23     --
  Amortization of intangible assets....................     40,860      9,627        --      --     --
  Stock-based compensation.............................      6,330     15,647     1,650      --     --
  Contract termination and severance charges...........      4,466         --        --      --     --
  Restructuring charges................................      3,737         --        --      --     --
  Impairment loss......................................    163,712         --        --      --     --
                                                         ---------   --------   -------   -----   ----
         Total operating expenses......................    322,528    101,141     4,123     136      7
                                                         ---------   --------   -------   -----   ----
Operating loss.........................................   (313,959)   (98,442)   (4,123)   (136)    (7)
Interest income........................................      3,183      2,691        38      --     --
Interest expense.......................................       (894)    (2,263)       (2)     (1)    --
                                                         ---------   --------   -------   -----   ----
Net loss...............................................  $(311,670)  $(98,014)  $(4,087)  $(137)  $ (7)
                                                         =========   ========   =======   =====   ====
Effect of anti-dilution provisions of Series B
  Preferred Stock......................................         --     (1,009)       --      --     --
                                                         ---------   --------   -------   -----   ----
Net loss available to Common stockholders..............  $(311,670)  $(99,023)  $(4,087)  $(137)  $ (7)
                                                         =========   ========   =======   =====   ====
Basic and diluted net loss per share...................  $  (51.84)  $ (61.93)  $(72.98)  $  --   $ --
                                                         =========   ========   =======   =====   ====
Weighted average shares used to compute basic and
  diluted net loss per share...........................      6,012      1,599        56      --     --
                                                         =========   ========   =======   =====   ====

                                                                         DECEMBER 31,
                                                         ---------------------------------------------
                                                            2000       1999       1998    1997    1996
                                                         ---------   --------   -------   -----   ----
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..............................  $   8,700   $116,748   $   935   $  15   $  5
Working capital (deficit)..............................      2,077    122,595       581     (19)     1
Total assets...........................................     21,142    338,515     5,707      36      7
Borrowings and capital lease obligations, long-term....         --      6,847         2      10     --
Total stockholders' equity (deficit)...................      9,856    315,645     3,469      (8)     3


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains forward-looking statements within the meaning of
Section 21E of the Securities and Exchange Act of 1934, as amended. These include, but are not limited to, statements regarding the planned evolution of PlanetRx.com's business model and the opportunity such evolution presents for the Company and statements concerning PlanetRx.com's expectations, beliefs, intentions, plans, goals or strategies regarding the future. All forward-looking statements included in this document are based upon information available to PlanetRx.com as of the date hereof, and PlanetRx.com assumes no obligation to update any such forward-looking statements. Forward-looking statements involve risks and uncertainties which could cause actual results to differ materially from those projected. These include, but are not limited to, the risks normally associated with a major change in focus of a business, changes in economic and market conditions affecting PlanetRx.com, changes in availability of capital to PlanetRx.com, third-party relationships and approvals, decisions of courts, regulators and governmental bodies, product demand, competitive conditions, and other factors or risks relating to PlanetRx.com's business as set forth in this document, including (without limitation) under the captions "Competition," "Government Regulations" and "Risk Factors". Nothing can or should be inferred about PlanetRx.com's future revenues or financial results from the forward-looking statements contained in this document.

Decision to Liquidate

         On April 5, 2001, the Board of Directors approved the preparation of a formal plan of liquidation and dissolution for the Company ("the Plan"). We anticipate that our Board of Directors will consider and approve the Plan later this month, and that the Plan will be submitted to our stockholders for approval at a stockholder meeting tentatively scheduled for June 12, 2001. It is anticipated that if the requisite stockholder approval is received, our officers and directors will initiate the complete liquidation and dissolution of the Company. We are not engaged in any business activities except for the purpose of preserving the value of our assets and prosecuting and defending lawsuits by or against us. If our Board of Directors and stockholders approve the Plan, we anticipate that we will file a certificate of dissolution with the Secretary of State of Delaware, wind up our business affairs, sell and liquidate our properties and assets, including our intellectual property and other intangible assets, and to the extent possible, pay our creditors and make distributions to stockholders, all in accordance with the Plan.

         We currently expect that a proxy statement for the stockholder meeting called to approve the Plan (the "Proxy Statement") will be mailed on or about May 11, 2001 to all stockholders of record of the Company as of May 4, 2001. As will be further described in the Proxy Statement, the Company cannot predict the per share amount, if any, of money that the Company will distribute in aggregate pursuant to the Plan.

Overview

         PlanetRx.com has been a leading online healthcare destination for commerce, content and community. Our e-commerce website, www.PlanetRx.com, which we launched on March 18, 1999, provided a convenient, private and informative shopping experience for health and personal care products. Until March 12, 2001, we offered products in six categories: prescription drugs; non-prescription drugs; personal care;

beauty and spa; vitamins, herbs and nutrition; and medical supplies. Our health channels, located within the PlanetRx.com website, incorporated content that addressed a variety of health-related topics. In addition, we own and were operating a network of websites targeting specific healthcare conditions by providing relevant content and a destination for online communities. These condition-specific websites, which include diabetes.com, depression.com, obesity.com, and alzheimers.com, were linked to the PlanetRx.com website.

         We were incorporated in Delaware on March 31, 1995 and were in the development stage through December 31, 1998. In March 1999, upon the launch of our website, we began to recognize our initial revenues. In October 1999, we completed our initial public offering. From our inception through the launch of our PlanetRx.com website, we did not generate any sales and our operating activities consisted mainly of developing our business model, constructing our websites and transaction processing system, researching and developing health-related content, recruiting and training employees, gaining necessary funding, negotiating advertising contracts with several of the major Internet portals, building our pharmacy and distribution center and establishing the PlanetRx.com brand name.

         After launching our Planetrx.com website, we continued these activities and, in addition, increased the breadth of our product offerings, expanded our online information resources, and identified and executed strategic partnerships.

         During the fourth quarter ending December 31, 2000, the Company determined that the carrying value of certain assets exceeded its net realizable value as a result of rapid changes in business conditions which eventually resulted in the announcement of a plan of liquidation and dissolution of the Company. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," the Company recorded a charge of $163.7 million for this impairment in the asset value during the fourth quarter of 2000.

         In October 1999, we completed a series of agreements with Express Scripts, Inc. and its wholly owned subsidiary, YourPharmacy.com. We issued 1,296,000 shares of our common stock, valued at approximately $168.0 million, to Express Scripts, in exchange for selected assets totaling $86,000 and liabilities totaling $3.4 million of YourPharmacy.com. The total purchase price of approximately $190.0 million also consisted of the estimated fair value of 226,000 options to purchase our common stock in exchange for outstanding YourPharmacy.com options, as well as direct acquisition costs. The allocation of the purchase price resulted in an excess purchase consideration over tangible net liabilities of approximately $193.4 million, which has been allocated to intangible assets being amortized over 5 years. We amortized approximately $8.4 million and $38.7 million for the year ended December 31, 1999 and 2000, respectively. Based upon the rapid changes in business conditions and its expected future cash flows, the Company determined an impairment of the goodwill associated with the YourPharmacy.com acquisition had occurred and no future benefit is expected. Therefore, the Company wrote down intangible assets associated with the YourPharmacy.com goodwill of $146.3 million.

         In June 2000, we restructured our agreement with Express Scripts, Inc. Under the new agreement, which eliminates our annual $14.6 million payments to Express Scripts, we paid only the second quarter marketing expenses of $3.7 million, as well as a one-time contract termination fee of $4.3 million. We were to remain the preferred Internet pharmacy in the Express Scripts network for a period of five years, subject to certain exceptions, with the right to participate in the Express Scripts network for a period of five years, and Express Scripts retained ownership of its shares of PlanetRx.com common stock. In April, 2001, we gave notice to Express Scripts that the Company has terminated the agreements due to Express Scripts' non-payment of certain sums due the Company under the agreements.

         Based upon the rapid changes in business conditions, its expected future cash flows, and the disposal plan for its assets, the Company determined an impairment of its fixed assets and inventory had occurred. Therefore, the Company wrote down fixed assets of $8.0 million and inventory of $767,000 during the fourth quarter ending December 31, 2000.

         In September 1999, we issued 46,000 shares of Series D Preferred Stock to iVillage, Inc. in exchange for approximately $7.5 million in cash. We also entered into a three-year sponsorship agreement and a three-year content license agreement. These agreements originally required us to pay approximately $22.5 million over the three-year period in exchange for certain advertising services and rights to certain online content.

         In September 2000, we restructured our sponsorship agreement with iVillage, Inc. Under the terms of the new agreement, we were provided with a specific number of advertising impressions through December 31, 2000. For the year ending December 31, 2000, we have paid and recognized $3.7 million of advertising expense related to this marketing agreement.

         During 1999, the Company issued approximately 214,000 shares of Series C Preferred Stock to News Corporation for $7.5 million in cash and $7.5 million for future advertising services. The Company originally recorded the value of the future services as prepaid advertising.

         The Company decided not to pursue the utilization of its content and advertising arrangements. Therefore, the Company wrote down prepaid assets associated with iVillage of $4.2 million and prepaid assets associated with Newscorp of $4.0 million during the fourth quarter ending December 31, 2000.

         In December 1998, we issued approximately 25,000 shares of common stock to an employee for services rendered in connection with the acquisition and transfer of domain names. We recorded the estimated fair value of the stock of $614,000 as a prepaid asset, and reclassified such amount to intangible assets upon the transfer of such names in January 1999. The fair value of the stock was being amortized as stock-based compensation expense over the estimated useful life, which is deemed to be two years. In June 1999, we issued approximately 43,000 shares of common stock to a company affiliated with an employee for additional domain names. We recorded the estimated fair value of the stock of $3.8 million as an intangible asset. The fair value of the stock was being amortized as stock-based compensation expense over the estimated useful life, which is deemed to be two years.

         Based upon the rapid changes in business conditions and its expected future cash flows, the Company determined an impairment of its domain name assets had occurred. Therefore, the Company wrote down intangible assets associated with these domain names of $425,000 in the fourth quarter of 2000. See "Item I-Description of Business-Intellectual Property" for information about the current status of our domain names.

         During the quarter ended September 30, 2000, we did not receive guaranteed payments of $500,000 in connection with our five-year, exclusive sponsorship contract with the therapeutic disease state management sponsor on our diabetes website. A settlement between the Company and Pfizer was reached in December 2000, and the agreement is now considered terminated.

         In the third quarter of 2000, in connection with management's plan to reduce costs and improve operating efficiencies, we recorded restructuring charges of $3.0 million, consisting of $1.7 million for headcount reductions and $1.3 million for consolidation of facilities and related fixed assets. Additionally, we recorded a charge in the fourth quarter of fiscal 2000 of $762,000 related to this same plan. Headcount reductions consisted of a reduction in force of approximately 90 employees, or approximately 30 percent of our workforce. These positions were eliminated in South San Francisco, CA.

         In July 2000, we signed a definitive agreement with Alpha Venture Capital, Inc. to provide us with up to $50.0 million in additional financing in the form of an equity line subject to certain terms and conditions. As of December 31, 2000, the Company allowed the agreement with Alpha Venture Capital to expire without drawing down any of the funds available under that agreement.

Net Revenue

         e-commerce. e-commerce net revenue consists of product sales, net of allowances for coupons, discounts and estimated returns, and is recognized when the product is shipped from the Company's warehouse to the customer. Amounts billed for shipping and handling are included in revenue and shipping, handling and related costs are included in a separate line item in operating expenses. The Company provides an allowance for sales returns, based on historical experience, in the period revenues are recognized. Payment for product sales is generally made by credit card.

         Sponsorship. Sponsorship net revenue includes payments from third parties in exchange for our identification of those parties within the sponsored website areas. Sponsorship revenue is recognized ratably over the related period.

Cost of Net Revenue

         e-commerce. Cost of e-commerce net revenue consists primarily of the costs of products sold to customers and costs of inbound shipping.

         Sponsorship. Cost of sponsorship net revenue consists primarily of amounts paid to the former owners of Internet domain names that have been incorporated into certain PlanetRx.com communities. These amounts are typically a percentage of sponsorship revenue generated in connection with the corresponding community and are generally capped at a specific dollar amount.

Operating Expenses

         Marketing and Sales. Marketing and sales expenses consist primarily of advertising and promotional expenditures and payroll related expenses.

         Shipping, Handling and Related Costs. Shipping, handling and related costs consist primarily of the costs of product distribution, including order processing, outbound shipping, credit card commission fees, equipment and supplies, as well as payroll related expenses.

         Product Development. Product development expenses consist primarily of payroll-related expenses for website development and information technology personnel, certain Internet access fees, certain online hosting charges and costs associated with creating and purchasing editorial and licensed content.

         General and Administrative. General and administrative expenses consist primarily of payroll-related expenses for executive and administrative personnel, corporate facility expenses, professional services expenses, travel and other general corporate expenses.

                   RESULTS OF OPERATIONS - FISCAL YEARS ENDED
                     DECEMBER 31, 2000 AND DECEMBER 31, 1999

Net Revenue

         Net revenues were $36.2 million and $9.0 million for the year ended December 31, 2000 and 1999, respectively. e-commerce revenues were $31.5 million and $7.9 million and sponsorship revenues were $4.7 million and $1.1 million for the year ended December 31, 2000 and 1999, respectively.

Cost of Net Revenue

         Cost of net revenues were $27.6 million and $6.3 million for the year ended December 31, 2000 and 1999, respectively. We had gross margins on e-commerce of 13% and 21% for the year ended December 31, 2000 and 1999, respectively. Our sponsorship margin was 92% and 91% for the year ended December 31, 2000 and 1999, respectively.

Operating Expenses

         Marketing and Sales. For the year ended December 31, 2000, marketing and sales expense was $49.3 million as compared to $44.6 million for the year ended December 31, 1999. The increase is due primarily to costs relating to marketing and promotional campaigns and increased headcount.

         Shipping, Handling and Related Costs. For the year ended December 31, 2000, shipping, handling and related costs were $24.5 million as compared to $11.9 million for the year ended December 31, 1999. This increase is due primarily to increased order volume during 2000.

         Product Development. For the year ended December 31, 2000, product development expense was $18.3 million as compared to $12.9 million for the year ended December 31, 1999. This increase is related to the maintenance of our websites and internal systems and related increased headcount.

         General and Administrative. For the year ended December 31, 2000, general and administrative expenses were $11.4 million as compared to $6.5 million for the year ended December 31, 1999. This increase is primarily related to increases in headcount and increases in professional services fees.

         Amortization of Intangible Assets. Amortization of intangible assets was $40.9 million for the year ended December 31, 2000 as compared to $9.6 million for the year ended December 31, 1999. The amortization recorded is attributable to the amortization of intellectual property related to domain names and intangible assets resulting from the purchase of selected assets and liabilities of YourPharmacy.com in October 1999.

         Stock-Based Compensation. We recorded additional deferred stock-based compensation of approximately $3.8 million during the year ended December 31, 2000, in connection with stock options granted during the period. Additionally, we recorded the recapture of deferred stock-based compensation of approximately $17.0 million for year ended December 31, 2000, in connection with stock options forfeited during the period. Our stock-based compensation expense, net totaled $6.3 million for the year ended December 31, 2000 as compared to $15.6 million for the year ended December 31, 1999. The remaining deferred stock compensation balance of approximately $5.9 million will be amortized through 2004.

         Interest Income and Expense. Interest income consists of earnings on our cash, cash equivalents, and marketable securities and interest expense consists of interest associated with our notes payable, borrowings, and capital lease obligations. Interest income, net of interest expense, for the year ended December 31, 2000, increased over the corresponding period of 1999 due to higher interest-bearing asset balances in 2000.

         Income Taxes. At December 31, 2000, we had a fully reserved deferred tax asset of $69.8 million. We have incurred losses from inception through December 31, 2000 and believe, based upon the history of such losses and other factors, that the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets and thus a full valuation reserve has been recorded through December 31, 2000. See Note 9 of Notes to Financial Statements.

                   RESULTS OF OPERATIONS -- FISCAL YEARS ENDED
                     DECEMBER 31, 1998 AND DECEMBER 31, 1999

Net Revenue

         We commercially launched the PlanetRx.com website on March 18, 1999. Prior to our launch, we generated no net revenue. Net revenues for the year ended December 31, 1999 were $9.0 million. Of this amount, $7.9 million, or 87%, was e-commerce revenue and $1.1 million, or 13%, was sponsorship revenue.

Cost of Net Revenue

         Our cost of net revenue for the year ended December 31, 1999 was $6.3 million. Our gross margin for that period was 30%. Prior to our commercial launch of our PlanetRx.com website on March 18, 1999, we generated no costs of net revenue.

         e-commerce. Our cost of net revenue resulting from e-commerce for the year ended December 31, 1999 was $6.2 million resulting in a gross margin on e-commerce of 21% for the period.

         Sponsorship. Our cost of net revenue resulting from sponsorship for the year ended December 31, 1999 was $100,000 resulting in a gross margin on sponsorship of 91%.

Operating Expenses

         Marketing and Sales. Marketing and sales expenses increased from approximately $900,000 for the year ended December 31, 1998 to approximately $44.6 million during the year ended December 31, 1999. The year-to-year increases are due primarily to costs relating to marketing and promotional campaigns as well as costs related to growth in headcount.

         Shipping, Handling and Related Costs. Shipping, handling and related costs were $11.9 million for the year ended December 31, 1999. Prior to our commercial launch in March 18, 1999, we incurred no shipping, handling and related costs.

         Product Development. Product development expenses were $1.0 million for the year ended December 31, 1998 compared to $12.9 million for the year ended December 31, 1999. The year-to-year increases are related to the expansion of our websites and system development and related increased headcount

         General and Administrative. General and administrative expenses were $500,000 for the year ended December 31, 1998 compared to $6.4 million for the year ended December 31, 1999. The year-to-year increases are primarily related to increases in headcount, professional service fees, and facilities costs.

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

         Stock-Based Compensation. We recorded total deferred stock-based compensation of approximately $4.6 million for the year ended December 31, 1998 and approximately $33.1 million for the twelve months ended December 31, 1999. Our resulting amortization of deferred stock-based compensation totaled approximately $1.7 million and $15.6 million for the years ended December 31, 1998 and 1999, respectively. Our deferred compensation of approximately $25.5 million will be amortized through 2004.

         Interest Income and Expense. Interest income was $38,000 for the year ended December 31, 1998 compared to $2.7 million for the year ended December 31,1999. Interest income consists of earnings on our cash and cash equivalents and short-term investments, and the year-to-year increase relates to higher average balances in these asset accounts. Interest expense was $2,000 for the year ended December 31, 1998 compared to $2.3 million for the year ended December 31, 1999. As of December 31, 1998 and December 31, 1999 the balance outstanding under our interest-bearing liabilities was approximately $600,000 and $7.3 million, respectively.

         Interest expense also includes the non-cash amortization of prepaid debt issuance costs associated with a warrant and purchase option issued during 1999 in connection with one of our financing arrangements. The warrant and purchase option provided for the purchase of up to 90,000 shares of our series B preferred stock for approximately $40.00 per share. During 1999, we recorded approximately $1.8 million as the fair value of the warrant and purchase option and recognized non-cash interest expense of approximately $1.8 million.

Liquidity and Capital Resources

         PlanetRx.com invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. Prior to our initial public offering, which closed in October 1999 and provided net proceeds of approximately $101.0 million, we financed our operations primarily through private sales of convertible preferred stock and common stock. At December 31, 2000, we had cash and cash equivalents and investments in marketable debt securities totaling $8.7 million compared to $116.7 million at December 31, 1999 and $900,000 at December 31, 1998.

         On April 5, 2001, our Board of Directors approved the preparation of a plan of liquidation and dissolution for the Company (the "Plan"). We anticipate that our Board of Directors will consider and approve the Plan later this month, and that the Plan will be submitted to our stockholders for approval at a stockholders meeting tentatively scheduled for June 12, 2001. PlanetRx.com currently is not engaging in any business activities except for the purpose of preserving the value of our assets and prosecuting or defending lawsuits by or against us. If our Board of Directors and stockholders approve the Plan, we anticipate that we will file a certificate of dissolution with the Secretary of State of Delaware, wind up our business affairs, sell and liquidate our properties and assets, including our intellectual property and other intangible assets, pay our creditors and make distributions to stockholders in accordance with the Plan. No assurance can be given that available cash and amounts received on the sale of assets will be adequate to provide for the Company's obligations, liabilities, expenses, and claims.

         Net cash used in operating activities was $98.8 million during the year ended December 31, 2000, primarily a result of quarterly net losses as well as an increase in accounts receivable and a decrease in accounts payable and accrued expenses, partially offset by decreases in prepaid expenses and other assets and non-cash charges for depreciation, amortization, restructuring, and impairment losses. Net cash used in operating activities was $72.1 million during the year ended December 31, 1999 primarily as a result of net losses as well as increases in prepaid expenses and inventories, partially offset by increases in accounts payable, accrued expenses, and non-cash charges for depreciation and amortization. For the year ended December 31, 1998, net cash used in operating activities was approximately $2.0 million primarily consisting of net losses as well as increases in prepaid expenses, partially offset by increases in accounts payable, accrued expenses, and non-cash charges for interest, depreciation , amortization, and charitable contributions.

         Net cash provided by investing activities was approximately $57.0 million during the year ended December 31, 2000, primarily consisting of the sale of short-term investments partially offset by the acquisition of equipment and systems, including computer and warehouse equipment. Net cash used in investing activities was $75.0 million during the year ended December 31, 1999 and $2.9 million during the year ended December 31, 1998. Net cash used in investing activities for the year ended December 31, 1999, consisted of net purchases of short-term investments of approximately $65.1 million and purchases of property and equipment of $9.9 million. Net cash used in investing activities for the year ended December 31, 1998, consisted of the acquisition of equipment and systems, including computer equipment and fixtures and furniture.

         Net cash used in financing activities was approximately $1.2 million during the year ended December 31, 2000 and primarily consisted of the repurchase of unvested common stock options. Net cash provided by financing activities of $197.8 million year ended December 31, 1999, was primarily attributable to the October 1999 initial public offering of approximately 862,000 shares of common stock for net proceeds of approximately $101.0 million and other issuances of preferred and common stock. For the year ended December 31, 1998, net cash provided by financing activities was $5.9 million, consisting primarily of proceeds of $5.2 million from the issuance of preferred stock.

         As of December 31, 2000, our principal commitments consisted of obligations outstanding under operating leases aggregating approximately $7.1 million through 2005.

Events of Default under Loan Agreement and Lease Agreement with Comdisco

         On March 30, 2001, Comdisco, Inc. notified us that events of default had occurred under the Subordinated Loan and Security Agreement dated as of January 15, 2001 (the "Loan Agreement"), pursuant to which we borrowed the original principal amount of $7,000,000 secured by a lien on all of our personal property, and the Master Lease Agreement dated as of January 15, 1999 (the "Lease Agreement"), pursuant to which we lease equipment from Comdisco. We inadvertently failed to make our monthly payments of principal and interest under the Loan Agreement and rent under the Lease Agreement for February 2001, and as a result, Comdisco declared that an event of default had occurred under the Loan Agreement and, by way of such default, under the Lease Agreement pursuant to its cross-default provision. The notice from Comdisco also advised that the secured obligations under the Loan Agreement and obligation to pay rent under the Lease Agreement were accelerated, that Comdisco's obligation to lease additional equipment to us under the Lease Agreement was cancelled, that our use of cash collateral (as defined in the Loan Agreement) was restricted, and that our ability to sell collateral (as defined in the Loan Agreement) was restricted. Comdisco demanded immediate payment of the obligations due and owing under the Loan and Lease Agreements and return of the leased equipment. Comdisco also gave notice of its intent to foreclose under its security interest.

         We made the February payments totaling $102,902.50 on April 3, 2001, and requested that Comdisco waive the events of default under the Loan Agreement and the Lease Agreement and reinstate both agreements. Comdisco has tentatively agreed to our request on the conditions (a) that we pay Comdisco $6,100,000 (which we paid on April 9, 2001) which will be applied first, to pay all outstanding obligations under the Lease Agreement, and then toward repayment of the Loan Agreement, and (b) that we agree to terms amending the Loan Agreement (the "Amendment").

         We are currently negotiating with Comdisco concerning the terms of the Amendment; however, there can be no assurance that we will be able to reach a satisfactory agreement. If we fail to reach agreement on the Amendment, which is a condition to Comdisco's agreement to waive the events of default under the Loan Agreement and the Lease Agreement, we may be required to file for protection under the federal bankruptcy laws in order to preserve and control our assets as we complete our liquidation.

Recent Accounting Pronouncements

         In May 2000, the Emerging Issues Task Force released Issue No. 00-14 ("EITF 00-14"), "Accounting for Certain Sales Incentives", which addressed the recognition, measurement, and income statement classification for sales incentives offered voluntarily without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The Company will adopt the pronouncement in the second quarter ending June 30, 2001.



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



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                               PLANETRX.COM, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Accountants........................................    33

Balance Sheets...........................................................    34

Statements of Operations.................................................    35

Statements of Stockholders' Equity (Deficit).............................    36

Statements of Cash Flows.................................................    38

Notes to Financial Statements............................................    40

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
 and Stockholders of PlanetRx.com, Inc.

         In our opinion, the accompanying financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PlanetRx.com, Inc. at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes 2 and 16 to the financial statements, the Company has made a decision to cease operations and proposes to liquidate the Company's assets. Management's plans in regards to the proposed liquidation are described in Note 16. Based upon management's proposed plan to liquidate the Company's assets, management has reevaluated certain significant estimates used in the preparation of its financial statements, and has adjusted the financial statements to reflect any changes in these estimates.



/s/ PricewaterhouseCoopers LLP



Nashville, Tennessee
February 21, 2001, except for
 Note 16, which is as of
 April 9, 2001

                               PLANETRX.COM, INC.
                                 BALANCE SHEETS
                    (in thousands, except per share amounts)


                                                                                 December 31,
                                                                             1999           2000
                                                                          ------------------------
ASSETS
Current assets:
         Cash and cash equivalents                                        $  51,629      $   8,700
         Short-term investments                                              65,119             --
         Accounts receivable, net                                                --          1,887
         Inventories                                                          2,276          1,557
         Prepaid expenses and other current assets                           19,594          1,219

                                                                          ------------------------
                  Total current assets                                      138,618         13,363
Property and equipment, net                                                  10,884          6,633
Intangible assets, net                                                      188,115            515
Other assets                                                                    898            631
                                                                          ------------------------
                                                                          $ 338,515      $  21,142
                                                                          ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                 $   7,099      $   1,752
         Accrued expenses                                                     8,444            787
         Accrued restructuring charge                                            --            179
         Deferred revenue                                                         8             --
         Borrowings, current                                                    418          6,496
         Capital lease obligations, current                                      54          2,072
                                                                          ------------------------

                  Total current liabilities                                  16,023         11,286
Borrowings, long-term                                                         6,582             --
Capital lease obligations, long-term                                            265             --
                                                                          ------------------------
                                                                             22,870         11,286
                                                                          ========================


Commitments and contingencies (Note 11)

 Stockholders' equity:
         Preferred Stock:  issuable in series, $0.0001 per value;
         5,000 shares authorized; no shares issued and outstanding               --             --
         Common Stock:  $0.0001 par value; 200,000 shares authorized;
         6,536 and 6,157 shares issued and outstanding, respectively             --             --
         Additional paid-in capital                                         444,410        430,690
         Notes receivable from stockholders                                     (35)            --
         Deferred stock-based compensation                                  (25,454)        (5,888)
         Accumulated deficit                                               (103,276)      (414,946)
                                                                          ------------------------
Total stockholder's equity                                                  315,645          9,856
                                                                          ------------------------
                                                                          $ 338,515      $  21,142
                                                                          ========================


    The accompanying notes are an integral part of these financial statements.

                               PLANETRX.COM, INC.
                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                        Year Ended December 31,
                                                                 -----------------------------------
                                                                    1998         1999         2000
                                                                 -----------------------------------
Net revenue:
         e-commerce                                              $      --    $   7,856    $  31,463
         Sponsorship                                                    --        1,143        4,702
                                                                 -----------------------------------
                                                                        --        8,999       36,165
                                                                 -----------------------------------
Cost of net revenue:
         e-commerce                                                     --        6,200       27,223
         Sponsorship                                                    --          100          373
                                                                 -----------------------------------
                                                                        --        6,300       27,596
                                                                 -----------------------------------
Gross profit                                                            --        2,699        8,569
                                                                 -----------------------------------
Operating expenses:
         Marketing and sales                                           907       44,568       49,287
         Shipping, handling and related costs                           --       11,905       24,476
         Product development                                         1,025       12,946       18,261
         General and administrative                                    541        6,448       11,399
         Amortization of intangible assets                              --        9,627       40,860
         Stock-based compensation                                    1,650       15,647        6,330
         Contract termination and severance charges                     --           --        4,466
         Restructuring charges                                          --           --        3,737
         Impairment loss                                                --           --      163,712
                                                                 -----------------------------------
                  Total operating expenses                           4,123      101,141      322,528
                                                                 -----------------------------------
Operating loss                                                      (4,123)     (98,442)    (313,959)
Interest income                                                         38        2,691        3,183
Interest expense                                                        (2)      (2,263)        (894)
                                                                 -----------------------------------
Net loss                                                         $  (4,087)   $ (98,014)   $(311,670)
                                                                 ===================================

Effect of anti-dilution provisions of Series B Preferred Stock          --       (1,009)          --
                                                                 -----------------------------------
Net loss available to common stockholders                        $  (4,087)   $ (99,023)   $(311,670)
                                                                 ===================================
Basic and diluted net loss per share                             $  (72.98)   $  (61.93)   $  (51.84)
                                                                 ===================================
Weighted average shares used to compute basic diluted
         net loss per share                                             56        1,599        6,012
                                                                 ===================================

    The accompanying notes are an integral part of these financial statements.

                               PLANETRX.COM, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    (in thousands, except per share amounts)


                                                                 Preferred Stock     Common Stock      Additional
                                                                ------------------------------------    Paid-in
                                                                 Shares    Amount   Shares    Amount    Capital
                                                                -------------------------------------------------
Balance at December 31, 1997                                         40     $  --      350     $  --   $    158
Issuance of Series A Preferred Stock at $4.00, net
   of issuance costs of $37                                       1,309        --       --        --      5,199
Issuance of Series A Preferred Stock for services                    19        --       --        --        188
Issuance of Series A Preferred Stock warrants for services           --        --       --        --        339
Issuance of Series A Preferred Stock in connection
   with warrants exercised                                           13        --       --        --         50

Issuance of Common Stock and options for services                    --        --       33        --        847
Issuance of Common Stock for cash in connection
with stock option exercises                                          --        --      264        --         53
Issuance of Common Stock for notes receivable from
   stockholders                                                      --        --      178        --         35
Deferred stock-based compensation                                    --        --       --        --      4,570
Amortization of stock-based compensation                             --        --       --        --         --
Net loss                                                             --        --       --        --         --
                                                                -------------------------------------------------

Balance as of December 31, 1998                                   1,381        --      825        --     11,439
Issuance of Series A Preferred Stock for services                     3        --       --        --         77
Issuance of Series A Preferred Stock in connection
   with a warrant exercise                                           25        --       --        --        100

Issuance of Series B Preferred Stock at $40.00, net
   of issuance costs of $43                                         650        --       --        --     25,957
Issuance of Series B Preferred Stock in connection
   with a purchase option exercise                                   88        --       --        --      3,500
Issuance of Series C Preferred Stock at $70.04, net
   of issuance costs of $61                                         740        --       --        --     51,766
Issuance of Series C Preferred Stock for advertising                107        --       --        --      7,500
Issuance of Series D Preferred Stock at $161.68                      46        --       --        --      7,500
Issuance of Common Stock in initial public offering
   at $128.00, net of issuance costs of $1,612                       --        --      862        --    101,011
Conversion of Preferred Stock into Common Stock                  (3,040)       --    3,080        --         --
Issuance of Common Stock for charitable contribution                 --        --       25        --      3,200
Issuance of Common Stock for selected assets and
   liabilities of yourPharmacy.com, Inc.                             --        --    1,296        --    190,020
Issuance of Common Stock for intellectual property                   --        --       43        --      3,762
Issuance of Common Stock and options for services                    --        --       --        --      1,045
Issuance of Common Stock for cash in connection with
   stock option exercise, net                                        --        --      400        --      1,567
Issuance of Common Stock for services in connection
   with stock option exercises                                       --        --        5        --         21
Issuance of Series B Preferred Stock purchase
   option and warrant for financing                                  --        --       --        --      1,842
Deferred stock-based compensation                                    --        --       --        --     33,094
Amortization of stock-based compensation                             --        --       --        --         --
Effect of antidilution provisions of Series B
   Preferred Stock                                                   --        --       --        --      1,009
Net loss                                                             --        --       --        --         --
                                                                -------------------------------------------------

Balance at December 31, 1999                                         --        --    6,536        --    444,410
Repurchase of unvested Common Stock form prior
   exercises of stock options and from Founder                       --        --     (406)       --       (966)
Issuance of Common Stock pursuant to Employee Stock
   Purchase Plan                                                     --        --       27        --        481
Recapture of deferred stock-based compensation, net                  --        --       --        --    (17,016)
Deferred stock-based compensation                                    --        --       --        --      3,781
Amortization of stock-based compensation                             --        --       --        --         --
Recapture of amortization                                            --        --       --        --         --
Net Loss                                                             --        --       --        --         --
Repayment of note receivable from stockholder                        --        --       --        --         --
                                                                -------------------------------------------------
Balance at December 30, 2000                                         --     $  --    6,157     $  --   $430,690
                                                                =================================================


                                                                         Notes
                                                                       Receivable      Deferred                      Total Stock
                                                                          from        stock-based     Accumulated   holders' Equity
                                                                      Stock-holders   Compensation      Deficit        (Deficit)
Balance at December 31, 1997                                              $ --        $    --       $    (166)      $      (8)
Issuance of Series A Preferred Stock at $4.00, net of issuance
   costs of $37                                                             --             --              --           5,199
Issuance of Series A Preferred Stock for services                           --             --              --             188
Issuance of Series A Preferred Stock warrants for services                  --             --              --             339
Issuance of Series A Preferred Stock in connection with
   warrants exercised                                                       --             --              --              50
Issuance of Common Stock and options for services                           --             --              --             847
Issuance of Common Stock for cash in connection with stock
   option exercises                                                         --             --              --              53
Issuance of Common Stock for notes receivable from
   stockholders                                                            (35)            --              --              --


Deferred stock-based compensation                                           --         (4,570)             --              --
Amortization of stock-based compensation                                    --            888              --             888
Net loss                                                                    --             --          (4,087)         (4,087)
                                                                     ------------------------------------------------------------
Balance at December 31, 1998                                               (35)        (3,682)         (4,253)          3,469
Issuance of Series A Preferred Stock for services                           --             --              --              77
Issuance of Series A Preferred Stock in connection with a
   warrant exercise                                                         --             --              --             100
Issuance of Series B Preferred Stock at $40.00 net
   of issuance costs of $43                                                 --             --              --          25,957
Issuance of Series B Preferred Stock in connection with a
   purchase option exercise                                                 --             --              --           3,500
Issuance of Series C Preferred Stock at $70.04, net of
   issuance costs of $61                                                    --             --              --          51,766
Issuance of Series C Preferred Stock for advertising                        --             --              --           7,500
Issuance of Series D Preferred Stock at $161.68                             --             --              --           7,500
Issuance of Common Stock in initial public offering at
   $128.00, net of issuance costs of $1,612                                 --             --              --         101,011
Conversion of Preferred Stock into Common Stock                             --             --              --              --
Issuance of Common Stock for charitable contribution                        --             --              --           3,200
Issuance of Common Stock for selected assets and
   liabilities of yourPharmacy.com, Inc.                                    --             --              --         190,020
Issuance of Common Stock for intellectual property                          --             --              --           3,762
Issuance of Common Stock and options for services                           --             --              --           1,045
Issuance of Common Stock for cash in connection with
   stock option exercises, net                                              --             --              --           1,567
Issuance of Common Stock for services I connection with
   stock option exercises                                                   --             --              --              21
Issuance of Series B Preferred Stock purchase option and
   warrant for financing                                                    --             --              --           1,842
Deferred stock-based compensation                                           --        (33,094)             --              --
Amortization of stock-based compensation                                    --         11,322              --          11,322
Effect of anti-dilution provisions of Series B Preferred Stock              --             --          (1,009)             --
Net loss                                                                    --             --         (98,014)        (98,014)
                                                                     ------------------------------------------------------------
Balance at December 31, 1999                                               (35)       (25,454)       (103,276)        315,645
Repurchases of unvested Common Stock from prior
   exercises of stock options and from Founder                              --             --              --            (966)
Issuance of Common Stock pursuant to Employee Stock
   Purchase Plan                                                            --             --              --             481
Recapture of deferred stock-based compensation, net                         --         17,016              --              --
Deferred stock-based compensation                                           --         (3,781)             --              --
Amortization of stock-based compensation                                               13,401              --          13,401
Recapture of amortization                                                   --         (7,070)             --          (7,070)
Net Loss                                                                    --             --        (311,670)       (311,670)
Repayment of note receivable from stockholder                               35             --              --              35
                                                                     ------------------------------------------------------------
Balance at December 31, 2000                                              $  --       $ (5,888)     $(414,946)      $   9,856
                                                                     ============================================================



   The accompanying notes are an integral part of these financial statements.

                               PlanetRx.com, Inc.
                            Statements of Cash Flows
                             (in thousands)

                                                                                                  Year Ended December 31,
                                                                                         -----------------------------------------
                                                                                             1998           1999           2000
                                                                                         -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                   $(4,087)     $ (98,014)     $(311,670)
Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization                                                      139          2,214          5,235
            Allowance for doubtful accounts                                                     --            218            512
            Non-cash interest charges related to purchase option and warrant                    --          1,812             --
            Stock-based compensation                                                         1,648         15,665          6,330
            Amortization of intangible assets                                                   --          9,627         40,861
            Non-cash restructuring charges                                                      --             --          1,110
            Impairment loss                                                                     --             --        163,712
            Changes in operating assets and liabilities:
                        Inventories                                                            (18)        (2,258)           (48)
                        Accounts receivable                                                     --           (218)        (2,399)
                        Prepaid expenses and other current assets                           (1,250)       (10,814)        10,169
                        Other assets                                                           (79)          (817)           267
                        Accounts payable                                                     1,600          5,499         (5,347)
                        Accrued expenses                                                         2          4,985         (7,657)
                        Accrued restructuring charges                                           --             --            179
                        Deferred revenue                                                        --              8             (8)
                                                                                         -----------------------------------------
                                    Net cash used in operating activities                   (2,045)       (72,093)       (98,754)
                                                                                         -----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                         (2,929)        (9,885)        (8,094)
Purchases of short-term investments                                                             --        (65,119)            --
Sales of short-term investments                                                                 --             --         65,119
                                                                                         -----------------------------------------
                        Net cash provided by (used in) investing activities                 (2,929)       (75,004)        57,025
                                                                                         -----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock for cash, net                                                5,248        189,834            482
Proceeds from exercises of Common Stock options                                                 53          1,567             --
Repurchase of unvested Common Stock options                                                     --             --           (966)
Proceeds from borrowings                                                                       600          6,400             --
Repayment of notes receivable from stockholders                                                 --             --             35
Principal payments on borrowings                                                                --             --           (504)
Principal payments on capital lease obligations                                                 (7)           (10)          (247)
                                                                                         -----------------------------------------
                        Net cash provided by (used in) financing activities                  5,894        197,791         (1,200)
                                                                                         -----------------------------------------
Increase (Decrease) in cash and cash equivalents                                               920         50,694        (42,929)
Cash and cash equivalents at beginning of period                                                15            935         51,629
                                                                                         -----------------------------------------
Cash and cash equivalents at end of period                                                 $   935      $  51,629      $   8,700
                                                                                         =========================================
Supplemental cash flow information:
Cash paid for interest                                                                     $     2      $     451      $     888
                                                                                         =========================================
Supplement non-cash financing activity:
Property and equipment acquired under capital leases                                       $    --      $     318      $   2,000
                                                                                         =========================================
Issuance of common Stock for notes receivable from stockholders                            $    35      $      --      $      --
                                                                                         =========================================
Issuance  of Common Stock in exchange for services, a prepaid asset in
   1998, and reclassified to intangible asset in 1999                                      $   614      $     614      $      --
                                                                                         =========================================
issuance of purchase option and warrant for Series B Preferred Stock for financing         $    --      $   1,842      $      --
                                                                                         =========================================

                                                                                                  Year Ended December 31,
                                                                                         -----------------------------------------
                                                                                             1998           1999           2000
                                                                                         -----------------------------------------
Effect of anti-dilution provision of Series B Preferred Stock                               $   --       $  1,009          $  --
                                                                                         =========================================
Issuance of Series C Preferred Stock for advertising                                        $   --       $  7,500          $  --
                                                                                         =========================================
Issuance of Common Stock in exchange for intangible assets                                  $   --       $  3,762          $  --
                                                                                         =========================================
Issuance of Common Stock for selected assets and liabilities of YourPharmacy.com, Inc.      $   --       $190,020          $  --
                                                                                         =========================================


   The accompanying notes are an integral part of these financial statements.

NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

      PlanetRx.com, Inc. ("PlanetRx" or the "Company"), was incorporated in Delaware on March 31, 1995 and was in the development stage through December 31, 1998. Until March 12, 2001, the Company was an online healthcare destination for commerce, content and community.

Stock-Split

      Share information for the three years ended December 31, 1998, 1999 and 2000 have been retroactively adjusted to reflect 1-for-8 reverse stock split.

Use of estimates

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

Cash and cash equivalents and short-term investments

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

      The Company's marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity. Realized gains or losses and permanent declines in value, if any, on available-for-sale securities will be reported in other income or expense as incurred. As of December 31, 1999 and 2000, amortized cost approximated fair value and unrealized gains and losses were insignificant.

Prepaid expenses and other current assets

      Prepaid expenses and other current assets consists primarily of prepaid advertising and operational costs.

Inventories

      Inventories, of which all are finished goods, are carried at the lower of cost or market determined using weighted average cost.

Property and equipment

      Property and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three years. Leasehold improvements and assets held under capital leases are amortized over the term of the lease or estimated useful lives, whichever is shorter.

Long-lived assets

      The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future non-discounted cash flows attributable to such assets. The Company assesses the impairment of its long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. See discussion of impairment of long-lived assets in Note 3 to the financial statements.

Intangible assets

      Intangible assets are amortized using the straight-line method over their respective estimated useful lives from two to five years.

Revenue recognition

      The Company recognizes revenue from product sales, net of allowances for coupons, discounts and estimated returns, when the product is shipped from the Company's warehouse to the customer. Amounts billed for shipping and handling are included in revenue and shipping, handling and related costs are included in a separate line item in operating expenses. The Company provides an allowance for sales returns, based on historical experience, in the period revenues are recognized. Payment for product sales is generally made by credit card. The Company recognizes sponsorship revenue ratably over the related service period.

      The Company complies with the provisions of Emerging Issues Task Force No. 99-17, "Accounting for Barter Transactions." The fair value of the advertising barter transactions cannot be reasonably determined and therefore the revenue and corresponding advertising expenses have not been recorded.

      The Company complies with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 was adopted in the fourth quarter ending December 31, 2000 and such adoption did not have a material impact on the Company's results of operations, financial position or cash flows.

      The Company complies with the Emerging Issues Task Force released Issue No. 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Revenues and Costs". In accordance with EITF 00-10, amounts billed for shipping and handling are included in revenue and shipping and handling and related costs are included in a separate line item included in operating expenses. EITF 00-10 was adopted in the fourth quarter ending December 31, 2000 and all prior periods have been adjusted to conform to current year presentation.

Product development

      Product development costs are expensed as incurred, except for certain software development costs. The Company complies with the Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which requires development costs associated with internal use software to be charged to operations until certain capitalization criteria are met.

      The Company complies with the Emerging Issues Task Force released Issue No. 00-02 ("EITF 00-02"), "Accounting for Web Site Development Costs", which requires certain web site development costs to be capitalized. EITF 00-02 was adopted during the third quarter ending September 30, 2000 and such adoption did not have a significant impact on the Company's results of operations, financial position or cash flows.

Advertising expense

      The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Internet advertising expenses are recognized based on the terms of the individual agreements, but generally over the greater of the ratio of the number of impressions received over the total number of contracted impressions, or on a straight-line basis over the term of the contract. Advertising expenses totaled $266,000, $29.2 million and $28.5 million for the three years ended December 31, 1998, 1999 and 2000, respectively.

Stock-based compensation

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

      During the third quarter ending September 30, 2000, the Company adopted Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25" (the "Interpretation"). The Interpretation clarified certain issues that have arisen in practice since the issuance of APB
25. Such adoption did not have a significant impact on the Company's results of operations, financial position or cash flows.

Recapitalization and exchange

      In September 1998, the Company amended its Certificate of Incorporation to effect a stock exchange whereby all of its then outstanding shares of Common Stock were exchanged for Series A Preferred Stock ("Series A") at an exchange ratio of 500-for-1. In connection with the re-capitalization, the Company's founders immediately exchanged shares of 200,000 Series A for restricted Common Stock. At such time, generally twenty-five percent of the shares vested immediately with the remaining seventy-five percent vesting monthly over a three-year period. All references in the financial statements to the number of shares and to per share amounts available to then Common and Preferred stockholders have been retroactively adjusted to reflect the re-capitalization and exchange.

Concentration of credit risk

      Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The Company manages credit risk related to cash and cash equivalents and short-term investments by only maintaining these accounts with high quality financial institutions. As of December 31, 1999, one customer accounted for 11% of revenue. As of December 31, 2000, no customers accounted for more then 10% of revenue and two customers accounted for 29% and 14% of trade accounts receivable.

Fair value of financial instruments

      The Company's financial instruments include cash and cash equivalents, short- term investments, accounts receivable, accounts payable, borrowings and capital lease obligations. These financial instruments are carried at cost, which approximates their fair value due to their short-term maturities.

Income taxes

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

Net loss per common share

      The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98").

Reclassifications

      Certain prior year amounts have been reclassified to conform to the current year presentation.

Segment information

      The Company complies with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company identifies its operating segments based on business activities and management responsibility. The Company operates in a single business segment providing online services in the United States.

Recent accounting pronouncements

      In May 2000, the Emerging Issues Task Force released Issue No. 00-14 ("EITF 00-14"), "Accounting for Certain Sales Incentives", which addressed the recognition, measurement, and income statement classification for sales incentives offered voluntarily without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The Company will adopt the pronouncement in the second quarter ending June 30, 2001.

NOTE 2 - LIQUIDITY

         The Company has sustained losses since inception of $413.9 million. Additionally, the Company expects to continue to incur losses for the foreseeable future.

         The Company ceased retail operations effective March 12, 2001. Given that the Company will not have any future business operations, this raises substantial doubt about the Company's ability to continue as a going concern. Consequently, the Company proposes to liquidate the Company's assets. Management's plans in regards to the proposed liquidation is discussed in Note 16.

 NOTE 3 - IMPAIRMENT OF LONG-LIVED ASSETS

      During the fourth quarter ending December 31, 2000, the Company determined that the carrying value of certain assets exceeded its net realizable value as a result of rapid changes in business conditions which eventually resulted in the announcement of a plan of liquidation and dissolution of the Company. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," the Company recorded a charge of $163.7 million for this impairment in the asset value.

      Based upon the rapid changes in business conditions and its expected future cash flows, the Company determined an impairment of the goodwill associated with the YourPharmacy.com acquisition had occurred and no future benefit is expected. Therefore, the Company wrote down intangible assets associated with the YourPharmacy.com goodwill of $146.3 million during the fourth quarter ending December 31, 2000.

      Based upon the rapid changes in business conditions, its expected future cash flows, and the disposal plan for its assets, the Company determined an impairment of its fixed assets had occurred. Therefore, the Company wrote down fixed assets of $8.0 million during the fourth quarter ending December 31, 2000. After the impairment loss, the Company's net book value of fixed assets approximated $6.6 million at December 31, 2000. The fixed assets were written down to their net realizable value after taking into account the utilization of these assets in operations during the first quarter of 2001. As such, these assets will continue to be depreciated during the first quarter of 2001.

      The Company decided not to pursue the utilization of its content and advertising arrangements. Therefore, the Company wrote down prepaid assets associated with iVillage of $4.2 million and prepaid assets associated with Newscorp of $4.0 million during the fourth quarter ending December 31, 2000.

      Based upon the rapid changes in business conditions and its expected future cash flows, the Company determined an impairment of its inventory had occurred. Therefore, the Company wrote down inventory of $767,000 during the fourth quarter ending December 31, 2000.

      Based upon the rapid changes in business conditions and its expected future cash flows, the Company determined an impairment of its domain name assets had occurred. Therefore, the Company wrote down intangible assets associated with these domain names of $425,000 during the fourth quarter ending December 31, 2000.

NOTE 4 - RESTRUCTURING AND RELATED CHARGES

      In the third quarter ending September 30, 2000, in connection with management's plan to reduce costs and improve operating efficiencies, the Company recorded restructuring charges of approximately $3.0 million, consisting of $1.7 million for headcount reductions and $1.3 million for consolidation of facilities and related fixed assets. In the fourth quarter of fiscal 2000 the Company recorded an additional restructuring charge of $762,000 for headcount reductions related to this same plan. Headcount reductions consisted of a reduction in force of approximately 90 employees, or approximately 30 percent of PlanetRx.com's workforce. These positions were eliminated in South San Francisco, CA.

      During the third and fourth quarter of 2000, $175,000 and $2.3 million of cash was used for restructuring costs, respectively. Total cash outlays associated with the restructuring were $2.4 million. The remaining $1.3 million of restructuring costs consists of non-cash charges primarily for asset write-offs, of which $1.1 million was used during the fourth quarter of 2000. The remaining restructuring accrual of $179,000 is expected to be utilized during the first fiscal quarter to 2001.

      Restructuring reserve consist of the following (in thousands):

                                     Severance and
                                        Benefits           Facilities             Total
                                     ----------------------------------------------------
Provision for 2000                      $ 2,448             $ 1,289             $ 3,737
Amount utilized in 2000                  (2,448)             (1,110)             (3,558)
                                     ----------------------------------------------------
Balance at December 30, 2000            $    --             $   179             $   179
                                     ====================================================

NOTE 5 - EXPRESS SCRIPTS

      During 1999, the Company completed a series of agreements with Express Scripts, Inc. and its wholly owned subsidiary, YourPharmacy.com. The Company issued 1,296,000 shares of its Common Stock, valued at approximately $168.0 million to Express Scripts, in exchange for selected assets totaling $86,000 and liabilities totaling $3.4 million of YourPharmacy.com. The total purchase price of approximately $190.0 million also consisted of the estimated fair value of 226,000 options to purchase the Company's Common Stock in exchange for outstanding YourPharmacy.com options, as well as direct acquisition costs. The allocation of the purchase price resulted in an excess purchase consideration over tangible net liabilities of approximately $193.4 million, which has been allocated to intangible assets being amortized over 5 years. The Company amortized approximately $8.4 million and $38.7 million for the two years ended December 31, 1999 and 2000, respectively. Results of operations for YourPharmacy.com have been included with those of the Company for periods subsequent to the date of acquisition. See discussion of impairment of long-lived assets in Note 3 to the financial statements.

      The following table illustrates the components of net revenues and net loss attributable to PlanetRx.com and YourPharmacy.com for the periods presented, as if the purchase had occurred at the beginning of the period (in thousands):

                                                               December 31,
                                                      -------------------------------
                                                         1998                  1999
                                                      -------------------------------
Net Revenue:
PlanetRx.com                                          $      --             $   8,999
YourPharmacy.com                                             --                   280
                                                      -------------------------------
                                                      $      --             $   9,279
                                                      -------------------------------
Net loss available to common stockholders:
PlanetRx.com                                          $  (4,087)            $ (99,023)
YourPharmacy.com                                         (1,204)               (5,609)
                                                      -------------------------------
                                                      $  (5,291)            $(104,632)
                                                      ===============================

      In June 2000, the Company restructured its agreement with Express Scripts, Inc. Under the new agreement, which eliminates PlanetRx.com's annual $14.6 million payments to Express Scripts, PlanetRx.com paid only the second quarter marketing expenses of $3.7 million, as well as a one-time contract termination fee of $4.3 million. PlanetRx.com remains the preferred Internet pharmacy for Express Scripts for a term of five years, subject to certain exceptions, with the right to participate in the Express Scripts network for a period of five years, and Express Scripts retains ownership of its shares of PlanetRx.com common stock.

NOTE 6 - BALANCE SHEET COMPONENTS (IN THOUSANDS):

                                                         December 31,
                                                 ---------------------------
                                                   1999                2000
                                                 ---------------------------
Accounts receivable:
Trade accounts receivable                        $   218             $ 2,095
Other receivables                                     --                 522
                                                 ---------------------------
Gross accounts receivable                            218               2,617
Less: Allowance for doubtful accounts               (218)               (730)
                                                 ---------------------------
                                                 $    --             $ 1,887
                                                 ===========================

      Allowances for doubtful accounts are provided based on specific identification where less than full recovery of accounts receivable is expected.

                                                             December 31,
                                                      -------------------------
                                                        1999              2000
                                                      -------------------------
Prepaid expenses and other current assets:
 Prepaid advertising                                  $11,402            $   --
 Prepaid content                                        6,679                --
 Other                                                  1,513             1,219
                                                      -------------------------
                                                      $19,594            $1,219
                                                      =========================


                                                        December 31,
                                              -----------------------------
                                                1999                 2000
                                              -----------------------------
Property and equipment:
 Computer equipment and software              $ 10,585             $  6,941
 Warehouse equipment                               179                3,472
 Equipment under capital leases                    339                2,318
 Furniture and fixtures                            990                  539
 Leasehold improvements                            485                  959
 Construction in progress                          668                   --
                                              -----------------------------
                                                13,246               14,229
Less: Accumulated depreciation and              (2,362)              (7,596)
 amortization
                                              -----------------------------
                                              $ 10,884             $  6,633
                                              =============================

      Depreciation expense for the three years ended December 31, 1998, 1999 and 2000 was $139,000, $2.2 million and $5.2 million, respectively. See discussion of impairment of long-lived assets in Note 3 to the financial statements.

NOTE 7 - CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

      All of the Company's investments are considered available-for-sale securities and consists of the following (in thousands):

                                              December 31,
                                      --------------------------
                                        1999              2000
                                      --------------------------
Demand deposits                       $  1,558            $  434
Money market funds                       6,697             1,226
Commercial paper                        41,143                --
US Government and agencies              67,350             6,922
Certificate of deposit                      --               118
                                      --------------------------
                                      $116,748            $8,700
                                      ==========================

      All cash and cash equivalents and short-term investments as of December 31, 1999 and 2000, contractually mature within one year.

NOTE 8 - NOTE RECEIVABLE:

      During 1999, in connection with an employment agreement, the Company entered into a full-recourse note receivable with an employee for $700,000 bearing interest at 8.25% per annum payable over three years. During the second quarter of 2000, the Company forgave $250,000 of this note. During the third quarter of 2000, the Company forgave the remaining balance of $500,000 plus accrued interest. The Company treated the amounts forgiven as compensation expense.

NOTE 9 - INCOME TAXES:

      At December 31, 2000, the Company had approximately $180.0 million and $140.0 million, of federal and state net operating loss carry-forwards, respectively, available to offset future taxable income which expire in varying amounts beginning in 2018 and 2006, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carry-forwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

      The Company has incurred losses from inception through the year ended December 31, 2000. Due to the uncertainty surrounding the realization of the favorable tax attributes and future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets.

      Deferred tax assets and liabilities consist of the following (in thousands):

                                                    December 31,
                                             -----------------------------
                                               1999                 2000
                                             -----------------------------
Deferred tax assets:
 Net operating loss carryforwards            $ 26,273             $ 72,669
 Accruals and reserves                         (2,366)              (2,918)
                                             -----------------------------
                                               23,907               69,751
                                             -----------------------------
Less valuation allowance                      (23,907)             (69,751)
                                             -----------------------------
                                             $     --             $     --
                                             =============================


NOTE 10 - BORROWINGS:

Line of credit

      During 1999, the Company entered into a $7.0 million line of credit under a Loan and Security Agreement with a financing institution. Each draw down must be in increments of at least $1.0 million. Interest will accrue from the date of each draw down at a rate of 11.0% per annum. Accrued interest will be payable in 18 equal monthly installments followed by 18 equal installments of principal plus accrued interest from the date of each draw down. Equipment, inventory, general intangibles, and other assets of the Company are pledged as collateral for this agreement. At December 31, 1999 and 2000, the Company had $7.0 million and $6.5 million outstanding under the line of credit, respectively.

      As of December 31, 2000, principal payments are payable over the next seven quarters beginning with the quarter ending March 31, 2000; $538,000, $1.1 million, $1.1 million, $1.2 million, $1.0 million, $945,000 and $645,000, respectively. See discussion of subsequent events in Note 16 to the financial statements.

Equipment financing arrangement

      During 1999, the Company entered into a $2.0 million capital lease credit facility with a financing institution. Interest accrues from the date of each draw down at a rate of 8.25% per annum. The arrangement allows for principal and accrued interest to be paid in 42 equal monthly installments from the date of each draw down. The company drew down the entire facility during the first quarter ending March 31, 2000. At December 31, 2000, the Company had $1.8 million outstanding under the equipment financing arrangement. See discussion of subsequent events in Note 16 to the financial statements.

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

Leases

      The Company leases office space and equipment under non-cancelable operating and capital leases with various expiration dates through July 2005. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period. Rent expense under these leases totaled $111,000, $1.2 million and $2.0 million during the three years ended December 31, 1998, 1999 and 2000, respectively.

      Future minimum lease payments under non-cancelable operating and capital leases at December 31, 2000 are as follows (in thousands):

Year ended December 31,                             Capital      Operating
                                                     Leases        Leases
-----------------------------------------------------------------------------
2001                                                $   818       $  1,389
2002                                                    860          1,306
2003                                                    668          1,265
2004                                                     55            906
2005                                                     --            140
Thereafter                                               --             --
                                                    ----------------------
Total minimum lease payments                        $ 2,401       $  5,006
                                                    ======================
Less: Amount representing interest                    (329)
Present value of capital lease obligations            2,072
Less: Current portion                                 (622)
                                                    -------
Long-term portion of capital lease obligations      $ 1,450
                                                    =======

Advertising agreement

      During 1998, the Company entered into a three-year marketing agreement with America On-line ("AOL"). Under the terms of the agreement, the Company will be provided with a specific number of advertising impressions featuring it as an online full service pharmacy devoted to health and wellness needs. In consideration, the Company has agreed to pay approximately $15.0 million over a three-year term. The Company will recognize these fees as marketing and sales expenses over the greater of (i) the ratio of the number of impressions delivered over the total number of contracted impressions or (ii) a straight-line basis over the term of the contract. The Company paid an initial installment to the web portal company of approximately $1.2 million prior to the start of the Internet advertising.

      In August 2000, the Company terminated the three-year marketing agreement with AOL. The Company paid $9.0 million since inception related to this marketing agreement.

Contingencies

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

NOTE 12 - STOCKHOLDERS EQUITY (DEFICIT):

      During 1999, PlanetRx.com completed its initial public offering of 862,000 shares (including the exercise of the underwriters' over-allotment option) at a price of $128.00 per share. The Company received net cash proceeds of approximately $101.0 million, after underwriting discounts and offering costs.

      The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 200,000,000 and 5,000,000 shares of $0.0001 par value Common Stock and Preferred Stock, respectively. A portion of the shares sold is subject to the right of repurchase by the Company subject to vesting, generally over a four-year period. The Board of Directors has declared no dividends on common stock from inception through the year ending December 31, 2000.

Common Stock

Founder Stock Agreements

      Certain Common Stock was issued to founders of the Company and is subject to repurchase in the event of voluntary termination or involuntary termination with cause. On September 15, 1998, generally twenty-five percent of the shares vested immediately with the remaining seventy-five percent vesting monthly over a three-year period. As of December 31, 1999 approximately 246,000 shares of outstanding Common Stock were subject to repurchase by the Company at $0.20. As of December 31, 2000, there were no founders' shares subject to repurchase.

Notes receivable from stockholders

      At December 31, 1999, the Company held full-recourse notes receivable from stockholders of the Company totaling $35,000 for purchases of the Company's Common Stock. The notes bear interest at 5.54% per annum. At December 31, 2000 the notes and accrued interest were paid in full.

Common Stock and options for services

      During 1998, the Company issued 8,000 shares of Common Stock to a non-employee for services previously rendered. The Company recorded the estimated fair value of the stock and recognized $133,000 as stock-based compensation expense.

      During 1998 and 1999, the Company granted approximately 5,000 and 14,000 options, respectively, to purchase Common Stock to members of the Health Advisory Board in exchange for services rendered. The options originally vested over four years. In 1999, the Company amended the options to become fully vested. Until their acceleration, these options were subject to variable plan accounting, with fair value re-measurements at the end of each quarterly reporting period. During the year ended December 31, 1998, the Company recorded deferred stock-based compensation expense related to these grants of $116,000 and amortized $5,000 as stock-based compensation expense. During the year ended December 31, 1999, but before the acceleration of the vesting of these options, the Company recorded additional deferred stock-based compensation expense of $356,000. During the year ended December 31, 1999, the Company recognized a total of $1.2 million, including the effect of the acceleration, as stock-based compensation expense, of which $471,000 was recorded as amortization of the deferred amount and $709,000 was charged as period expense.

      During 1998, the Company granted approximately 6,000 options to purchase Common Stock to non-employees for services previously rendered. The options were fully vested upon grant date. The Company recorded stock-based compensation expense of $100,000, using the Black-Scholes pricing model.

      During 1999, the Company granted approximately 5,000 options to purchase Common Stock to non-employees for services previously rendered. The options were fully vested upon grant date. The Company recorded stock-based compensation expense of $193,000, using the Black-Scholes pricing model. Of the 5,000 options that were granted, 3,000 were exercised with additional services previously rendered. The Company recorded stock-based compensation expense of $8,000 in connection with these exercises.

      During 1999, the Company granted options to purchase approximately 2,000 shares of Common Stock to non-employees in exchange for services rendered. The options originally vested over two years. In June 1999, the Company amended the options to become fully vested. These options were subject to variable plan accounting until June 1999 when the options became fully vested, and accordingly, the Company periodically re-measured the fair value of such options and recognized stock-based compensation expense as the options vested. In 1999, the Company recorded the estimated fair value of the options and recognized stock-based compensation expense of $125,000, using the Black-Scholes pricing model. The options granted were exercised with additional services previously rendered. The Company recorded stock-based compensation expense of $13,000 in connection with these exercises.

      During the third quarter ending September 30, 2000, the Company issued a warrant to a company to purchase 19,000 shares of Common Stock at $6.72 in exchange for services in conjunction with the allergy health channel sponsorship agreement. The shares are equally exercisable in March 2001 and 2002. The warrant expires in September 2002. These options are subject to variable accounting, with fair value re-measurements at the end of each quarterly reporting period. During the year ended

December 31, 2000, the Company recorded cost of net revenue expense related to these grants of $8,000. At December 31, 2000, this warrant was outstanding.

Common Stock for intellectual property

      During 1998, the Company issued 25,000 shares of Common Stock to an employee of the Company for services rendered in connection with the acquisition and transfer of certain domain names. The Company recorded the estimated fair value of the stock of $614,000 as a prepaid asset, and reclassified such amount to intangible assets upon the transfer of such rights in January 1999. The fair value of the stock will be amortized as amortization of intangible asset expense over the estimated useful life, which is deemed to be two years. During the year ended December 31, 1999 and 2000, the Company recognized $308,000 and $360,000 as amortization of intangible asset expense, respectively.

      During 1999, the Company issued 43,000 shares of Common Stock to a company affiliated with an employee of the Company for additional domain names. The Company recorded the estimated fair value of the stock of approximately $3.8 million as an intangible asset. The fair value of the stock will be amortized over the estimated useful life, which is deemed to be two years. During the years ended December 31, 1999 and 2000, the Company recognized $941,000 and $1.8 million of amortization of intangible asset expense, respectively.

      See discussion of impairment of long-lived assets in Note 3 to the financial statements.

Reserved shares

      The Company has reserved shares of Common Stock for future issuance as follows (in thousands):

                                                     December 31,
                                                        2000
                                                      -------
      Options available and outstanding
       under the option plans                          18,935
      Exercise of outstanding warrants                     19
      Common Stock outstanding                          6,157
      Undesignated                                    174,889
                                                      -------
                                                      200,000
                                                      =======

Common stock and option grants

      During 1999, the Company granted incentive stock options to an employee to purchase 94,000 shares of Common Stock at an exercise price of $72.00 and 31,000 shares of Common Stock at an exercise price of $128.00. In connection with the stock option grants with an exercise price of $72.00, the Company recorded unearned compensation of approximately $5.3 million, which is being amortized over the four-year vesting period of the related options.

      During 1999, the Company issued 3,000 shares of Common Stock to an employee and recorded $400,000 as unearned compensation. The Company amortized $200,000 for each of the years ended December 31, 1999 and 2000 as stock-based compensation expense.

Preferred Stock

      Upon the consummation of the initial public offering, all outstanding shares of preferred stock were converted into 3,080,000 shares of common stock. Prior to such conversion, Series A, B, C and D Preferred Stock held certain voting, dividend, liquidation and conversion rights. No dividends on preferred stock were declared by the Board of Directors from inception through the date of conversion. Per share conversion ratios, not effected for the 1-for-8 reverse stock split, for Series A, B, C and D Preferred Stock were 1.0000, 1.0463,
1.0084 and 1.0000, respectively.

Series A Preferred Stock for services

      During 1998, the Company issued 19,000 shares of Series A Preferred Stock to non-employees and a company affiliated with a member of the Board of Directors of the Company in exchange for services previously rendered. The Company recorded the estimated fair value of the stock of $188,000 as stock-based compensation expense.

      During 1999, the Company issued 3,000 shares of Series A Preferred Stock to a non-employee for services previously rendered. The Company recorded the estimated fair value of the stock of $77,000 as stock-based compensation expense.

Warrants for Series A Preferred Stock

      During 1998, the Company issued warrants to purchase 38,000 shares of Series A Preferred Stock for $4.00 per share to Directors of the Company in exchange for services previously rendered. The warrants were exercisable on the date of grant and expire in October 2000. The Company recorded the fair value of the warrants of approximately $339,000, using the Black-Scholes pricing model, at the date of issuance as stock-based compensation expense. All of these warrants were exercised during 1998 and 1999.

Series B Preferred Stock purchase option and warrant for financing

      During 1999, the Company issued a purchase option for up to 88,000 shares of Series B Preferred Stock at $40.00 per share in conjunction with the $7.0 million line of credit. The Company recorded prepaid debt issuance costs of $1.8 million using the Black-Scholes pricing model and recognized non-cash interest expense of $1.8 million during the year ended December 31, 1999. In August 1999, the purchase option was exercised and approximately 92,000 shares of Series B Preferred Stock were issued.

      During 1999, the Company issued a warrant to purchase 2,000 shares of Series B Preferred Stock at $40.00 per share in conjunction with the equipment financing arrangement. The Company recorded prepaid debt issuance costs of $42,000 using the Black-Scholes pricing model and recognized non-cash interest expense of $12,000 and $12,000 during the year ended December 31, 1999 and 2000, respectively. The warrant expired in October 2000.

Effect of anti-dilution provision of Series B Preferred Stock

      During 1999, upon the change of the conversion ratio of Series B, the Company recorded $1.0 million associated with the then outstanding Series B stock, warrants and purchase option. The change of the conversion ratio was valued using the difference of the fair value of the Preferred Stock in January and June of 1999, and a calculation of potential incremental Common Shares of approximately 34,000.

Series C Preferred Stock for advertising

      During 1999, in conjunction with the sale of Series C Preferred Stock, the Company issued approximately 214,000 shares of Series C Preferred Stock to News Corp for $7.5 million in cash and $7.5 million for future advertising services. The Company originally recorded the value of the future services as prepaid advertising. The Company will recognize advertising expense during the period in which the services are provided based upon the rate card value of such services.

      See discussion of impairment of long-lived assets in Note 3 to the financial statements.

Series D Preferred Stock for advertising

      In September 1999, the Company issued 46,000 shares of Series D Preferred Stock to iVillage, Inc. in exchange for approximately $7.5 million in cash. The Company also entered into a three-year sponsorship agreement and a three-year content license agreement. These agreements originally required the Company to pay approximately $22.5 million over the three-year period in exchange for certain advertising services and rights to certain online content.

      In September 2000, the Company restructured its sponsorship agreement with iVillage, Inc. Under the terms of the new agreement, the Company was provided with a specific number of advertising impressions through December 31, 2000. For the year ending December 31, 2000, the Company has paid and recognized $3.7 million of advertising expense related to this marketing agreement.

      See discussion of impairment of long-lived assets in Note 3 to the financial statements.

NOTE 13 - NET LOSS PER SHARE

      Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and common share equivalents, if dilutive. Common share equivalents consist of the incremental common shares subject to issuance upon conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method), and the common shares outstanding subject to repurchase. The periods presented below exclude potential common shares as the effect of such shares on a weighted average basis is anti-dilutive.

      The following table sets forth the computation of basic and diluted net loss per share and pro forma basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts)

                                                             Year Ended December 31,
                                            ----------------------------------------------------
                                               1998                 1999                  2000
                                            ----------------------------------------------------
Numerator:
 Net Loss                                    $(4,087)            $(98,014)            $(311,670)
 Effect of anti-dilution
 provisions of Series B Preferred Stock           --               (1,009)                   --
                                            ----------------------------------------------------
Net loss available to Common
 Stockholders                                $(4,087)            $(99,023)            $(311,670)
                                            ----------------------------------------------------
Denominator:
 Weighted average common shares                  463                2,381                 6,393
 Weighted average unvested common
  shares subject to repurchase                  (407)                (782)                 (381)
                                            ----------------------------------------------------
Denominator for basic and diluted
 calculation                                      56                1,599                 6,012
                                            ----------------------------------------------------
Net loss per share:
 Basic and diluted                           $(72.98)            $ (61.93)            $  (51.84)
                                            ====================================================


NOTE 14 - EMPLOYEE BENEFIT PLANS:

401(k) Savings Plan

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

Stock Plans

      To date, options granted generally vest ratably monthly over four years; 25% one year after date of grant and remaining options thereafter vest in equal monthly installments over the following 36 months. At December 31, 1999 and 2000, there were approximately 486,000 and 40,000 shares subject to repurchase, respectively. As of December 31, 2000, the Company had four stock-based compensation plans, which are described below.

1998 Stock Plan

      In October 1998, the Company adopted the 1998 Stock Plan, which was amended in February 1999 (the "1998 Plan"). The Plan provides for the granting of direct stock grants and stock options to employees, outside directors, and consultants of the Company. Upon the consummation of the initial public offering, all options were assumed by the 1999 Equity Incentive Plan. Options granted under the 1998 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") may be granted to Company employees and consultants. The 1998 Plan provides that the options shall be exercisable over a period not to exceed ten years from the date of the grant; however, in the case of an ISO granted to a person owning more than 10% of the combined voting power of all classes of the stock of the Company, the term of the option will be five years from the date of the grant. Options are exercisable immediately and are subject to a repurchase right by the Company at the original issuance price, which lapses over a maximum period of five years.

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

1998 YourPharmacy.com Stock Plan

      In October 1999, the Company assumed the YourPharmacy.com 1998 Stock Plan (the "YourPharmacy.com Plan"). The Plan provides for the granting of direct stock grants and stock options to employees, outside directors, and consultants of the Company. At December 31, 2000, the Company has reserved 1,810,000 shares of common stock for issuance under the YourPharmacy.com Plan. Options granted under the YourPharmacy.com Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to Company employees (including officers and directors who are also employees).

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

1999 Equity Incentive Plan

      In July 1999, effective immediately prior to the effective date of the initial public offering, the Board of Directors adopted and the stockholders approved, the 1999 Equity Incentive Plan (the "1999 Plan") and reserved 6,000,000 shares of the Company's Common Stock, plus the aggregate number of shares available under the 1998 Plan, for issuance thereunder. At December 31, 2000, the Company has reserved 17,161,000 shares of common stock for issuance under the 1999 Equity Incentive Plan. In January 2000, and every year thereafter until the year 2005, shares reserved for issuance will automatically increase by a number equal to the lesser of 5% of the total number of Common Stock outstanding or 2,000,000 shares. The 1999 Plan authorized the award of options, restricted stock awards and stock bonuses (the "Awards"). No person will be eligible to receive more than 2,000,000 shares in any calendar year pursuant to Awards under the 1999 Plan other than a new employee of the Company who will be eligible to receive no more than 2,500,000 shares in the calendar year in which such employee commences employment. Options granted under the 1999 Plan may be either incentive stock options ("ISO") or nonqualified stock options ("NSO"). ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, outside directors, and consultants of the Company.

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

1999 Director Stock Option Plan

      In July 1999, the Board of Directors adopted and stockholders approved the 1999 Director Stock Option Plan ("Director Plan") which will become effective immediately prior to the effective date of the initial public offering. The Director Plan reserves a total of 400,000 shares of the Company's Common Stock for issuance thereunder. Members of the board who are not employees of the Company, are eligible to participate in the Director Plan. The option grants under the Director Plan are automatic and non-discretionary, and the exercise price of the options must be 100% of the fair market value of the common stock on the date of grant. Each eligible director who first becomes a member of the board will initially be granted an option to purchase 25,000 shares on the date such director first becomes a director.

      Immediately following each annual meeting of the Company each eligible director will automatically be granted an additional option to purchase 10,000 shares if such director has served continuously as a member of the board for at least the preceding six months. The term of such options is ten years, provided that they will terminate twelve months following the date the director ceases to be a director or a consultant of the Company (twelve months if the termination is due to death or disability). Options will vest, if applicable, as determined by individual grant terms. As of December 31, 2000, 25,000 shares have been granted under the Director Plan.

Stock plan activity

      The following summarizes stock option activity under the stock plans (in thousands, except per share amounts):

                                                      Options Outstanding
                                       -----------------------------------------------
                                          Options          Weighted
                                         Available           Average         Exercise
                                        for Grant           Number of          Price
                                                             Options
                                       -----------------------------------------------
Shares authorized                         4,861                 --            $    --
Options granted                            (398)               398            $  0.24
Options exercised                            --               (264)           $  0.24
Options canceled                             --                 --            $    --
Shares granted                              (33)                --            $  0.40
                                       -----------------------------------------------
Balance at December 31, 1998              4,430                134            $  0.40
 Shares authorized                       12,510                 --            $    --
 Options granted                         (1,088)             1,088            $ 39.68
 Options exercised                           --               (424)           $  4.00
 Options canceled                            20                (20)           $(13.36)
 Unvested shares repurchased                 18                 --            $    --
                                       -----------------------------------------------
Balance at December 31, 1999             15,890                778            $ 53.04
 Shares authorized                        2,000                 --            $    --
 Options granted                           (766)               766            $ 32.70
 Options exercised                           --                 (9)           $  1.60
 Options canceled                           958               (958)           $(44.20)
 Unvested shares repurchased                276                 --            $    --
                                       -----------------------------------------------
Balance at December 30, 2000             18,358                577            $ 41.55
                                       ===============================================

      The weighted-average grant-date fair value of options granted during the year ended December 31, 1999 and 2000 was $43.20 and $41.55, respectively.

      The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2000 (in thousands, except per share amounts):

                                       Options Outstanding                             Options Exercisable
                             Weighted Average         Weighted Average
                             Remaining Number       Contractual Exercise                   Weighted Average Exercise
Range of Exercise Price        Outstanding                  Life               Price           Number Outstanding           Price
    $  0.28-$ 16.00              146,201                    9.41               $  5.76                47,499               $ 12.78
    $ 20.40-$ 20.40              173,492                    9.29               $ 20.40                56,302               $ 20.40
    $ 39.20-$ 57.84              106,032                    8.99               $ 52.59                63,528               $ 49.24
    $ 72.00-$ 72.00               97,439                    8.75               $ 72.00                97,439               $ 72.00
    $128.00-$140.00               53,883                    8.80               $130.00                22,476               $129.96
                            -------------------------------------------------------------------------------------------------------
                                 577,047                    9.13               $ 41.55               287,644               $ 51.63
                            =======================================================================================================

      At December 31, 2000 the Company had 493,000 options vested and exercisable.

Employee Stock Purchase Plan

      In July 1999, the Board of Directors and stockholders adopted the Employee Stock Purchase Plan (the "ESPP"), which became effective immediately prior to the effective date of the initial public offering. As of December 31, 2000 the Company has reserved 1,750,000 shares of common stock for issuance under the ESPP. On each September 1 beginning in 2000, the aggregate number of shares reserved for issuance under the ESPP will be increased automatically to the lesser of 2% of the total number of common shares outstanding or 750,000 shares. Employees generally will be eligible to participate in the ESPP if they are customarily employed by the Company for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the ESPP) 5% stockholders of the Company. Under the ESPP, eligible employees may select a rate of payroll deduction up to 15% of their W-2 cash compensation subject to certain maximum purchase limitations. The first offering period began on the first business day on which price quotations for the Company's common stock were available on The NASDAQ National Market. Based on the effective date, the first Purchase Period will be more than six months long. Offering periods thereafter will begin on May 1 and November 1. Purchases will occur on April 30 and October 31, or the last day of trading prior to these dates. The price at which the Common Stock is purchased under the ESPP is 85% of the lesser of the fair market value of the Company's Common Stock on the date before the first day of the applicable offering period or on the last day of that purchase period.

Fair value disclosures

      The Company applies the measurement principles of APB No. 25 in accounting for its 1998 Plan. Had compensation expense for options granted for the year ended December 31, 1998, 1999 and 2000, been determined based on the fair value at the grant dates as prescribed by SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts).

                                                                         Year Ended December 31,
                                                          1998                  1999                   2000
Net loss available to common stockholders:
  As reported                                         $    (4,087)          $   (99,023)           $  (311,670)
                                                     ------------------------------------------------------------
  Pro forma                                           $    (4,091)          $  (113,327)           $  (313,928)
                                                     ------------------------------------------------------------
Net loss per share:
  As reported                                         $    (72.98)          $    (61.93)           $    (51.84)
                                                     ------------------------------------------------------------
  Pro forma                                           $    (73.05)          $    (70.87)           $    (52.22)
                                                     ============================================================

      The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                           Year Ended December 31,
                                  ---------------------------------------
                                     1998           1999          2000
                                  ---------------------------------------
Risk-free interest rates            4.80%          6.30%         5.80%
Expected lives (in years)          4 years        4 years       4 years
Dividend yield                        0%             0%            0%
Expected volatility                   0%            90%           130%


      Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

Deferred stock-based compensation

      In connection with certain stock option grants to employees and Health Advisory Board members from October 1998 through December 31, 1998 and for the year ended December 31, 1999 and 2000, the Company recognized deferred stock-based compensation totaling $4.6 million, $33.1 million, and $3.8 million, respectively, which is being amortized over the vesting periods of the related options. Stock-based compensation expense recognized from amortization of the deferred amounts during the year ended December 31, 1998 and 1999 and 2000, totaled approximately $888,000, $11.3 million and $6.3 million, respectively.



NOTE 15 - SPONSORSHIP AGREEMENTS:

      In May 1999, the Company entered into a five-year strategic alliance with a pharmaceutical company. Under the terms of the agreement, the company is the exclusive therapeutic disease state management sponsor within the Company's diabetes.com community. During the third quarter ended September 30, 2000, the Company did not receive guaranteed payments of $500,000 in connection with this agreement and therefore considered the contract terminated. During the fourth quarter ended December 31, 2000, the Company received a $750,000 settlement representing the third quarter and half of the fourth quarter guaranteed payments which was recognized as sponsorship revenue during the fourth quarter.

      In December 1999, the Company entered into a two-year strategic alliance with another pharmaceutical company. Under the terms of the agreement, the company is the exclusive sponsor within the Company's unique Web site for allergy sufferers. In accordance with the early termination clause of the agreement, the contract was terminated effective December 31, 2000.

      In March 2000, the Company entered into a two-year strategic alliance with another pharmaceutical company. Under the terms of the agreement, the company is the exclusive sponsor within the Company's unique Web site for arthritis sufferers. In accordance with the early termination clause of the agreement, the contract was terminated effective February 28, 2001.

NOTE 16 - SUBSEQUENT EVENTS:

         On April 5, 2001, the Board of Directors approved the preparation of a formal plan of liquidation and dissolution (the "Plan"). It is anticipated that the Board of Directors will consider and approve the Plan later this month, and that the Plan will be submitted to the stockholders for approval at a stockholders meeting tentatively scheduled for June 12, 2001. The Company currently is not engaging in any business activities except for the purpose of preserving the value of its assets and prosecuting or defending lawsuits by or against it. If its Board of Directors and stockholders approve the Plan, it anticipates that it will file a certificate of dissolution with the Secretary of State of Delaware, wind up its business affairs, sell and liquidate its properties and assets, including its intellectual property and other intangible assets, pay its creditors and make distributions to stockholders in accordance with the Plan. In conjunction with the liquidation, the Company has begun implementing steps to sublease and/or negotiate cancellations of its operating leases. Due to the uncertainty of such steps, the Company is unable to estimate which amounts, if any, will be paid under outstanding commitments. There can be no assurances that the Company will be able to recover the reported value of its assets at December 31, 2000.

      Based upon managements plan to liquidate and dissolve, the Company has reevaluated certain significant estimates used in the preparation of its financial statements. In accordance with Statement on Auditing Standards, No. 1 "Codification of Auditing Standards and Procedures", management has adjusted the financial statements to reflect any changes in these estimates.

         On March 30, 2001, Comdisco, Inc. notified the Company that events of default had occurred under the Subordinated Loan and Security Agreement dated as of January 15, 2001 (the "Loan Agreement"), pursuant to which we borrowed the original principal amount of $7,000,000 secured by a lien on all of our personal property, and the Master Lease Agreement dated as of January 15, 1999 (the "Lease Agreement"), pursuant to which it leases equipment from Comdisco. The Company inadvertently failed to make its monthly payments of principal and interest under the Loan Agreement and rent under the Lease Agreement for February 2001, and as a result, Comdisco declared that an event of default had occurred under the Loan Agreement and, by way of such default, under the Lease Agreement pursuant to its cross-default provision. The notice from Comdisco also advised that the secured obligations under the Loan Agreement and obligation to pay rent under the Lease Agreement were accelerated, that Comdisco's obligation to lease additional equipment to us under the Lease Agreement was cancelled, that our use of cash collateral (as defined in the Loan Agreement) was restricted, and that our ability to sell collateral (as defined in the Loan Agreement) was restricted. Comdisco demanded immediate payment of the obligations due and owing under the Loan and Lease Agreements and return of the leased equipment. Comdisco also gave notice of its intent to foreclose under its security interest.

         The Company made the February payments totaling $102,902.50 on April 3, 2001, and requested that Comdisco waive the events of default under the Loan Agreement and the Lease Agreement and reinstate both agreements. Comdisco has tentatively agreed to our request on the conditions (a) that we pay Comdisco $6,100,000 (which we paid on April 9, 2001) which will be applied first, to pay all outstanding obligations under the Lease Agreement, and then toward repayment of the Loan Agreement, and (b) that we agree to terms amending the Loan Agreement (the "Amendment").

         The Company is currently negotiating with Comdisco concerning the terms of the Amendment; however, there can be no assurance that it will be able to reach a satisfactory agreement. If the Company fails to reach agreement on the Amendment, which is a condition to Comdisco's agreement to waive the events of default under the Loan Agreement and the Lease Agreement, it might be required to file for protection under the federal bankruptcy laws in order to preserve and control its assets as it completes its liquidation.

      On March 27, 2001, SDR Investors, LP filed a lawsuit against the Company, certain underwriters of the Company's initial public offering in October 1999 (the "IPO"), and certain former and current directors of the Company. Named as additional defendants in the suit, which was filed in the United States District Court for the Southern District of New York, are The Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and Salomon Smith Barney, Inc., each of which was an underwriter of the IPO; William J. Razzouk and Christos M. Cotsakos, who are former directors of the Company; and David M. Beirne and Michael Moritz, who are current directors of the Company. The suit generally alleges that the defendants violated federal securities laws by not disclosing certain actions allegedly taken by the underwriter defendants in connection with the IPO. The suit alleges specifically that the underwriter defendants, in exchange for the allocation to their customers of shares of the Company's common stock sold in the IPO, solicited and received from their customers undisclosed commissions on transactions in other securities and required their customers to purchase additional shares of the Company's common stock in the aftermarket at pre-determined prices that were above the IPO price. The suit seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company's common stock between October 6, 1999, and March 23, 2001. The Company is in the process of reviewing the suit and intends to respond in a timely manner. As of the date hereof, we are unable to predict the outcome of the suit and its ultimate effect, if any, on the Company's financial condition.

      In February 2001, the Company signed a marketing agreement with drugstore.com. Under the terms of the agreement, the Company will launch a new site which will market its customers to go to the drugstore.com website for a flat marketing fee of $1.5 million. In addition, they will also receive a customer acquisition fee for every customer who purchases something on the drugstore site from the Company's site based upon a sliding scale. The Company will also not accept any new prescription orders after February 12th, will not do prescription refills after February 26th, and will close the remainder of its store on March 12th, 2001. The term of the agreement is for 3 months.

NOTE 17 - QUARTERLY RESULTS (UNAUDITED):

      The following tables contain selected unaudited Statement of Operations information for each quarter of 2000 and 1999. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                               Quarter Ended
                                  ----------------------------------------------------------------------------
                                   March 31,           June 30,             September 30,        December 31,
                                     2000                2000                  2000                 2000
                                  ----------------------------------------------------------------------------
                                                (in thousands, except per share amounts)
Net sales                         $  8,773             $  9,435             $  9,942             $   8,015
Gross profit                         2,214                2,246                2,031                 2,078
Net loss                           (49,636)             (43,913)             (34,040)             (184,081)
Basic and diluted loss
 per share(1)                        (8.42)               (7.33)               (5.62)               (30.17)
Shares used in
 computation of basic
 and diluted loss per
 share                               5,895                5,991                6,061                 6,102


Quarter Ended

                                ----------------------------------------------------------------------------
                                   March 31,           June 30,          September 30,        December 31,
                                    1999                 1999                1999                  1999
                                ----------------------------------------------------------------------------
Net sales                         $    62             $    755             $  3,081             $  5,101
Gross profit                           11                  191                1,005                1,492
Net loss                           (6,428)             (13,673)             (26,709)             (51,204)
Basic and diluted loss
 per share(1)                      (22.08)              (42.98)              (59.73)               (9.72)
Shares used in
 computation of basic
 and diluted loss per
 share                                291                  342                  447                5,269

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



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding the Company's directors is set forth in the section entitled "Proposal No. 1--Election of Directors" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders which information is incorporated herein by reference. The following sets forth certain information with respect to our executive officers:

      Michael Beindorff (age 48) has served as the Chairman of our Board since August 2001, as our Chief Executive Officer since April 2000. He has been a director of Planet Rx.com since April. From March 2000 to August 2000,
Mr. Beindorff served as our President, and from October 1999 to March 2000, he was our Executive Vice President and Chief Operating Officer. From 1995 to October, 1999, Mr. Beindorff was with Visa International, where he served as president and chief "e" officer of eVisa, Visa's Internet and electronic commerce division as well as Visa USA's executive vice president of marketing and product management. Mr. Beindorff holds a BS degree from the University of Alabama and an MBA from Emory University.

         Paul Risner (age 43), was appointed Vice President and General Counsel in November 2000. From March 1999 to November 2000, he was Of Counsel to the law firm of Baker, Donelson, Bearman & Caldwell, where his practice concentrated on health law, healthcare information and technology law and eBusiness. Prior thereto, he was Vice President of Legal Affairs at Sarasota Memorial Health System. Mr. Risner received his B.A. degree from Jacksonville University and his J.D. degree from the University of Florida College of Law.

         Todd Steele (age 27), has served as our Chief Financial Officer since April 2001, and as our Vice President of Finance since August 2000. From October 1999 to August 2001, he was our Director of Finance. From June 1998 to October 1999, Mr. Steele was Manager of Strategic Enablement Services at American Express, and from May 1997 to June 1998, served as a Financial Analyst for the New York Times Company. From October 1994 to May 1997, Mr. Steele was an auditor for Ernst and Young LLP. Mr. Steele holds a BA in Business Economics from the University of California, Los Angeles.

ITEM 11. EXECUTIVE COMPENSATION

      Incorporated by reference from the information under the captions "Executive Officer Compensation and Related Information," "Compensation Committee Report," "Compensation Committee Interlocks and Insider
Participation," and "Performance Graph" in the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders to be held on June 12, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated by reference from the information under the captions "Record Date; Voting Securities" and "Information Regarding Beneficial Ownership of Principal Shareholders and Management" in the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders to be held on June 12, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated by reference from the information under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders to be held on June 12, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  The following documents are filed as part of this report:

      (1)   Financial Statements filed as part of this report are noted below:

                                                                            Page
      Report of Independent Accountants.................................     33
      Balance Sheets....................................................     34
      Statements of Operations..........................................     35
      Statements of Stockholders' Equity (Deficit)......................     36
      Statements of Cash Flows..........................................     38
      Notes to Financial Statements.....................................     40

      All schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or Notes thereto.

(2) Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number        Description
 2.1*         Asset Contribution and Reorganization Agreement between
              PlanetRx.com, Inc., PRX Holdings, Inc., PRX Acquisition Corp.,
              YourPharmacy.com, Inc. and Express Scripts, Inc., dated August
              31, 1999.

 3.1*         Certificate of Incorporation of the registrant, as amended.

 3.2*         Bylaws of the registrant

 4.1*         Reference is made to Exhibits 3.1 and 3.2

 4.2*         Amended and Restated Investors' Rights Agreement

 4.3*         Specimen Common Stock Certificate

 4.4**        Registration Rights Agreement between registrant and Alpha
              Venture Capital, Inc. dated July 25, 2000.

 10.1*        Form of Indemnification Agreement.

 10.2*        1999 Equity Incentive Plan.

 10.3*        Employee Stock Purchase Plan.

 10.4*        1999 Director Stock Option Plan.

 10.5*        Form of Warrant for the purchase of Preferred Stock.

 10.6*        Real Property Lease between registrant and Belz Devco, LP, dated
              October 16, 1998.

 10.7* Real Property Sublease between registrant and Radar Companies, dated May 5, 1999.

 10.8*        Real Property Sublease between registrant and Cellegy
              Pharmaceuticals, Inc., dated November 6, 1998.

 10.9*        Asset Acquisition Agreement between registrant and
              NetHealth.com, Inc., dated June 30, 1999.

 10.10* Series C Preferred Stock Purchase Agreement between registrant and the Investors named on Schedule thereto, dated June 3, 1999.

 10.11* Series D Preferred Stock Purchase Agreement between registrant and the Investors named on Schedule thereto, dated September 3, 1999.

 10.12+*      Agreement between registrant and Express Scripts, Inc., dated
              August 31, 1999.

 10.13+**     Agreement between registrant and Express Scripts, Inc. dated
              June 19, 2000.

 10.14**      Common Stock Purchase Agreement between registrant and Alpha
              Venture Capital, Inc. dated July 25, 2000.

 10.15***     Master Lease Agreement between registrant and Comdisco, Inc.
              dated January 15, 1999, Equipment Schedules VL-1 and VL-2 dated
              January 20, 1999, and Addendum dated January 20, 1999.

 10.16***     Subordinated Loan and Security Agreement between registrant and
              Comdisco, Inc. dated as of January 15, 2001. The exhibits to this document have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the Securities and Exchange Commission upon request.

 23.1*** Consent of PricewaterhouseCoopers LLP relating to the audited financial statements of the registrant.

-----------------

* Incorporated herein by reference to Form S-1 as declared effective on October 7, 1999 (File No. 333-82485).

** Incorporated herein by reference to report on Form 10-Q, for the quarterly period ended June 30, 2000 filed on August 14, 2000.

***   Filed herewith.

+ Confidential treatment has been requested for certain portions which have been blacked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.



      (b)  Reports on Form 8-K:

      No reports on Form 8-K were filed by the Company during the fourth quarter of 2000.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PLANETRX.COM, INC.

                                    By: /s/ Michael Beindorff
                                       ---------------------------
                                          Michael Beindorff
                                          Chairman of the Board of Director
                                          and Chief Executive Officer



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                   Title                      Date

/s/ Michael Beindorff   Chief Executive Officer and     April 17, 2001
---------------------   Chairman of the Board of
Michael Beindorff       Directors

/s/ Todd Steele         Chief Financial Officer         April 17, 2001
---------------------
Todd Steele

/s/ David M. Beirne     Director                        April 17, 2001
---------------------
David M. Beirne

Terrence C. Burke       Director                        April 17, 2001
---------------------
Terrence C. Burke

/s/ Michael Moritz      Director                        April 17, 2001
---------------------
Michael Moritz

/s/ Len Purkis          Director                        April 17, 2001
---------------------
Len Purkis

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
--------          -----------

 2.1*             Asset Contribution and Reorganization Agreement
                  between PlanetRx.com, Inc., PRX Holdings, Inc.,
                  PRX Acquisition Corp., YourPharmacy.com, Inc.
                  and Express Scripts, Inc., dated August 31, 1999.
 3.1*             Certificate of Incorporation of the registrant,
                  as amended.
 3.2*             Bylaws of the registrant
 4.1*             Reference is made to Exhibits 3.1 and 3.2
 4.2*             Amended and Restated Investors' Rights Agreement
 4.3*             Specimen Common Stock Certificate
 4.4**            Registration Rights Agreement between registrant
                  and Alpha Venture Capital, Inc. dated July 25, 2000.
10.1*             Form of Indemnification Agreement.
10.2*             1999 Equity Incentive Plan.
10.3*             Employee Stock Purchase Plan.
10.4*             1999 Director Stock Option Plan.
10.5*             Form of Warrant for the purchase of Preferred Stock.
10.6*             Real Property Lease between registrant and Belz
                  Devco, LP, dated October 16, 1998.
10.7*             Real Property Sublease between registrant and
                  Radar Companies, dated May 5, 1999.
10.8*             Real Property Sublease between registrant and
                  Cellegy Pharmaceuticals, Inc., dated November 6, 1998.
10.9*             Asset Acquisition Agreement between registrant
                  and NetHealth.com, Inc., dated June 30, 1999.
10.10*            Series C Preferred Stock Purchase Agreement between
                  registrant and the Investors named on Schedule thereto,
                  dated June 3, 1999.
10.11*            Series D Preferred Stock Purchase Agreement between
                  registrant and the Investors named on Schedule thereto,
                  dated September 3, 1999.
10.12+*           Agreement between registrant and Express Scripts, Inc.,
                  dated August 31, 1999.
10.13+**          Agreement between registrant and Express Scripts, Inc.
                  dated June 19, 2000.
10.14**           Common Stock Purchase Agreement between registrant
                  and Alpha Venture Capital, Inc. dated July 25, 2000.
10.15***          Master Lease Agreement between registrant and Comdisco,
                  Inc. dated January 15, 1999.
10.16***          Subordinated Loan and Security Agreement between
                  registrant and Comdisco, Inc. dated as of January 15, 2001.
                  The exhibits to this document have been omitted from this
                  filing. The Company will furnish, as supplementary
                  information, copies of the omitted materials to the
                  Securities and Exchange Commission upon request.
23.1***           Consent of PricewaterhouseCoopers LLP relating
                  to the audited financial statements of the registrant.

---------------

* Incorporated herein by reference to Form S-1 as declared effective on October 7, 1999 (File No. 333-82485).

** Incorporated herein by reference to report on Form 10-Q, for the quarterly period ended June 30, 2000 filed on August 14, 2000.

*** Filed herewith.

+ Confidential treatment has been requested for certain portions which have been blacked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.