Form 10-K/A
period 2000-12-31
PLANETRX COM
filed 2001-04-30
CIK 1089979

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K/A

                                Amendment No. 1

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

                         COMMON STOCK, $.0001 PAR VALUE


         Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 31, 2001.................................................$794,436
Number of shares of common stock outstanding as of March 31, 2001...6,124,808

Explanatory Note: This form 10-K/A amendment No. 1 is being filed, in part, in order to include information required by Items 10-13 originally intended to be incorporated by reference to the information to be included in the proxy statement for the registrant's 2001 annual meeting of stockholders.

                                    PART III


ITEM (10).        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following sets forth certain information with respect to our directors and executive officers:

         Michael Beindorff, 48, has served as the Chairman of our Board since August 2000, and as our Chief Executive Officer since April 2000. He has been a director of PlanetRx.com since April 2000. From March 2000 to August 2000, Mr. Beindorff served as our President, and from October 1999 to March 2000, he was our Executive Vice President and Chief Operating Officer. From 1995 to October, 1999, Mr. Beindorff was with Visa, where he served as president and chief "e" officer of eVisa, Visa's Internet and electronic commerce division as well as Visa USA's executive vice president of marketing and product management. Mr. Beindorff holds a BS degree from the University of Alabama and an MBA from Emory University.

         David M. Beirne, 37, has served as a director of PlanetRx.com since September 1998. He became a Managing Member of Benchmark Capital Management Co. II LLC, which is the General Partner of Benchmark Capital Partners II, L.P., a venture capital firm, in June 1997. Prior to joining Benchmark, Mr. Beirne founded Ramsey/Beirne Associates, an executive search firm, and served as its Chief Executive Officer from October 1987 to June 1997. Mr. Beirne is a director of 1-800-Flowers and Scient Corp. as well as several private companies. Mr. Beirne holds a B.A. in Management from Bryant College.

         Michael Moritz, 45, has served as a director of PlanetRx.com, Inc. since September 1998. He has been a general partner of Sequoia Capital, a venture capital firm, since 1986. Mr. Moritz serves as a director of Yahoo!, Inc., Saba Software, Inc. and Flextronics International Ltd., as well as several private companies. Mr. Moritz holds an M.A. from Oxford University.

         Leonard C. Purkis, 52, has served as a director of PlanetRx.com since November 2000, when he was appointed to fill a vacancy on the Board. He is Chief Financial Officer and Executive Vice-President of Finance and Administration of E*TRADE Group, Inc. Mr. Purkis previously served as Chief Financial Officer for Iomega Corporation from 1995 to 1998. Prior to joining Iomega, he served in numerous senior level domestic and international finance positions for General Electric Co. and its subsidiaries, cultivating his career there as senior vice-president, finance, for GE Capital Fleet Services. A native of Cardiff, Wales, Mr. Purkis is a graduate of the Institute of Chartered Accountants in England and Wales, and began his career as an audit manager at Coopers & Lybrand.

         Paul E. Risner, 43, was appointed Vice President and General Counsel in November 2000. From March 1999 to November 2000, Mr. Risner was Of Counsel to the law firm of Baker, Donelson, Bearman & Caldwell, where his practice concentrated on health law, healthcare information and technology law and eBusiness. Prior thereto, he was Vice President of Legal Affairs at Sarasota Memorial Health System. Mr. Risner received his B.A. degree from Jacksonville University and his J.D. degree from the University of Florida College of Law.

         Todd Steele, 27, has served as our Chief Financial Officer since April 2001, and as our Vice President of Finance since August 2000. From October

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

Section 16(a) Beneficial Ownership Reporting Compliance

         The members of the Board of Directors, the executive officers of PlanetRx.com and persons who hold more than 10% of PlanetRx.com's outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of PlanetRx.com's Common Stock and their transactions in such Common Stock. Based upon (i) the copies of Section 16(a) reports that PlanetRx.com received from such persons for their 2000 fiscal year transactions in the Common Stock and their Common Stock holdings and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2000 fiscal year, PlanetRx.com believes that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by its executive officers, Board members and greater than ten-percent stockholders, except that Steve Palmer's Form 3 was filed approximately four months late.

ITEM (11).        Executive Compensation

Director Compensation

         Except for grants of stock options and the reimbursement of expenses incurred in connection with attendance of Board or committee meetings, directors of PlanetRx.com generally do not receive compensation for services provided as a director or for committee participation or special assignments of the Board of Directors.

         Non-employee Board members are eligible for option grants pursuant to the provisions of the 1999 Director Stock Option Plan. Under the 1999 Director Stock Option Plan, each individual who first becomes a non-employee Board member after the date of PlanetRx.com's initial public offering will be granted an option ("Initial Option") to purchase 25,000 shares of Common Stock on the date such individual joins the Board, provided such individual has not been in the prior employ of PlanetRx.com. Each Initial Option vests over four years, with 25% of the option shares vesting upon the completion of 12 months of service and the balance of the option shares vesting in equal monthly installments upon the completion of each of the next 36 months of service. In addition, at each Annual Meeting of Stockholders, beginning in 2000, each individual who will continue to be a director after such Annual Meeting will receive an additional option ("Annual Option") to purchase 10,000 shares of Common Stock. Each director who received an Initial Option under the 1999 Director Stock Option Plan will not receive the Annual Option in the same calendar year. The Annual Option will vest monthly over the one-year period after the option grant date. The exercise price for each option grant will be equal to the fair market value per share of Common Stock on the option grant date.

         Directors are eligible to receive options and be issued shares of Common Stock directly under the 1999 Equity Incentive Plan and directors who are also employees of PlanetRx.com are also eligible to participate in PlanetRx.com's Employee Stock Purchase Plan.

                         COMPENSATION COMMITTEE REPORT

         The Compensation Committee of PlanetRx.com's Board of Directors (the "Compensation Committee" or the "Committee") has the exclusive authority to establish the level of base salary payable to the Chief Executive Officer ("CEO") and certain other executive officers of PlanetRx.com and to administer PlanetRx.com's 1999 Equity Incentive Plan and Employee Stock Purchase Plan. In addition, the Committee has the responsibility for approving the individual bonus programs for the CEO and certain other executive officers. The Committee, composed of non-employee directors, periodically evaluates the effectiveness of the compensation program in linking Company performance and executive pay. Additionally, the Committee is routinely consulted to approve the compensation package of a newly hired executive or of an executive whose scope of responsibility has changed significantly.

         For the fiscal year ended December 31, 2000, the process used by the Committee to determine executive officer compensation levels was based on the subjective judgment of the Committee. Among the factors considered by the Committee were the recommendations of the CEO with respect to the compensation of PlanetRx.com's key executive officers. However, the Committee made the final compensation decisions concerning such officers.

         General Compensation Policy. The objective of PlanetRx.com's executive compensation program is to align executive compensation with PlanetRx.com's long and short-term business objectives and performance. The following specific strategies are used to guide PlanetRx.com's executive compensation decisions:

                  Risk and Reward. A significant portion of an executive's compensation should be tied to their performance and contributions to the success of PlanetRx.com.

                  Pay for Performance. If an executive performs at a higher level, then the executive should be rewarded with a higher level of compensation. Similarly, if performance is below minimum expectations, then there should be a lower level of compensation, or there may be no variable compensation.

                  Compensate Competitively. PlanetRx.com compares its compensation programs to those of other companies of comparable size and in similar industries, and more recently, in similar situations (i.e., in the process of considering liquidation), and establishes compensation programs that are substantially at market.

         During 2000, PlanetRx.com's executive compensation program included these key elements:

                  Base Salary. PlanetRx.com established the base salaries of its executives based on competitive market practices derived from comparisons with companies of similar size and in similar industries. Additionally, each executive's base pay was positioned relative to the total compensation package, including cash incentives and equity-based incentives. More recently, the company's compensation programs have been focused on the retention of key executives to manage the Company's transition from an operating business.

                  Bonus. PlanetRx.com establishes bonus programs for its executives in conjunction with individual performance objectives as well as company milestones.

                  Equity-Based Incentives.  Messrs. Razzouk, Beindorff,
                  Goldman, McAlpin, Naythons, Steele and Ms. Schear Tilenius each received stock option grants in 2000 either as a component of their initial compensation agreement or for individual performance achievements. Options that were not exercised within 30 days of an executive's termination date have expired. The foregoing grants were made at prices below fair market value. The number of stock option shares that are granted to individual executives is based on demonstrated performance and independent survey data reflecting competitive market practice.

         CEO Compensation. The annual base salary for Mr. Razzouk, who was PlanetRx.com's Chief Executive Officer until April 13, 2000, was $160,000. On March 13, 2000, Mr. Razzouk received a stock option grant for 50,000 shares at an exercise price of $68.00 per share, below the fair market value at the time of grant. The stock option grant was a result of individual performance achievement.

         On April 13, 2000, Mr. Beindorff assumed the position of Chief Executive Officer at an annual base salary of $300,000. On March 14, 2000, Mr. Beindorff received a stock option grant for 18,750 shares at an exercise price of $57.84 per share, below the fair market value at the time of the grant. On April 17, 2000, Mr. Beindorff also received a stock option grant for 93,750 shares at an exercise price of $20.40 per share, below the fair market value at the time of the grant. The stock option grants were a result of individual performance achievement.

         The bonuses paid to the Chief Executive Officer for the fiscal year were (i)based on guarantees in his employment agreement and (ii)a retention bonus. See "Summary Compensation Table." During 1999, in connection with Mr. Beindorff's employment agreement, the Company made a full-recourse loan to Mr. Beindorff in the amount of $700,000, bearing interest at 8.25% per annum, payable over three years. This loan was forgiven during 2000. See "Certain Relationships and Related Transactions."

         Tax Limitation.   Under the federal tax laws, a publicly-held company
such as PlanetRx.com will not be allowed a federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1 million per officer in any year. However, we may from time to time pay compensation to our executive officers that may not be deductible.

                                     Compensation Committee
                                     David M. Beirne
                                     Michael Moritz
                                     Len Purkis

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee of PlanetRx.com's Board of Directors was formed in July of 1999, and the members of the Compensation Committee are Messrs. Beirne, Moritz and Purkis. None of these individuals was at any time during fiscal 2000, or at any other time, an officer or employee of PlanetRx.com. No executive officer of PlanetRx.com serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of PlanetRx.com's Board of Directors or Compensation Committee.

Executive Compensation

         The following Summary Compensation Table sets forth the compensation earned by PlanetRx.com's Chief Executive Officer and the four other most highly compensated executive officers who were serving as such as of December 31, 2000 (collectively, the "Named Officers"), each of whose aggregate compensation for fiscal 2000 exceeded $100,000 for services rendered in all capacities to PlanetRx.com and its subsidiaries for that fiscal year.

                           Summary Compensation Table


                                                                                                         Long-Term
                                                    Annual Compensation                             Compensation Awards
                                 ----------------------------------------------------------  ---------------------------------
                                                                                                * Net
                                                                                               Number of
                                                                                 Restricted    Securities
Name & Principal      Fiscal                                   Other Annual        Stock       Underlying        All Other
Position               Year       Salary($)     Bonus($)      Compensation($)    Awards($)     Options(1)     Compensations($)
----------------      ------     ----------    ----------     ---------------    ----------    ----------     ----------------

Michael Beindorff      2000         300,000       137,500       2,500,000(3)          -0-        112,500         700,000(4)
Chairman and CEO(2)    1999          75,000           -0-              -0-         3,125         124,999              -0-
                       1998             -0-           -0-              -0-            -0-             -0-             -0-
William J. Razzouk     2000      105,897.50     99,999.90              -0-            -0-         50,000              -0-
Chairman and CEO(5)    1999         160,000    139,999.86              -0-            -0-         37,500          22,000(6)
                       1998       47,878.74        47,879              -0-            -0-        226,125              -0-
Allan Goldman          2000      192,504.94     13,874.99         350,000(3)          -0-         13,125              -0-
Senior Vice            1999      154,583.53           -0-              -0-            -0-         21,874              -0-
President of           1998             -0-           -0-              -0-            -0-         12,500              -0-
Merchandising(7)

John McAlpin           2000      210,576.99        17,500         400,000(3)          -0-         28,125              -0-
President and Chief    1999      117,730.73           -0-              -0-            -0-         18,750              -0-
Operating Officer      1998          30,000           -0-              -0-            -0-         25,000              -0-

Matthew Naythons,      2000      167,615.35        12,750         400,000(3)          -0-          9,375              -0-
M.D.                   1999      136,458.30           -0-              -0-            -0-         20,454              -0-
Vice President of      1998             -0-           -0-              -0-            -0-         24,750              -0-
Editorial &
Publisher(8)

Todd Steele            2000      129,192.26      7,187.50          40,000(3)          -0-          3,750              -0-
Vice President,        1999       22,159.09           -0-              -0-            -0-          2,000              -0-
Finance                1998             -0-           -0-              -0-            -0-             -0-             -0-

Stephanie Schear       2000      203,134.67     17,062.50         450,000(3)          -0-         21,875              -0-
Tilenius               1999      114,999.96           -0-              -0-            -0-          6,250              -0-
Senior Vice            1998       23,939.37           -0-              -0-       160,000              -0-       3,909.45(6)
President of
Business
Development &
Sales(9)

---------

         (1) Adjusted for a 1-for-8 reverse stock split effective December 4, 2000.

         (2) Mr. Beindorff was appointed as the Company's Chief Executive Officer on April 13, 2000.

         (3)      Retention Bonus.

         (4) During 1999, in connection with his employment agreement, the Company made a full-recourse loan to Mr. Beindorff in the amount of $700,000, bearing interest at 8.25% per annum, payable over three years. This loan was forgiven during 2000. See "Certain Relationships and Related Transactions."

         (5) Mr. Razzouk served as the Company's Chief Executive Officer from September 1998 to April 13, 2000, and Chairman until July 31, 2000.

         (6)      Relocation expenses.

         (7) Mr. Goldman served as the Company's Senior Vice President of Merchandising from December 21, 1998 until November 3, 2000.

         (8) Dr. Naythons served as the Company's Vice President of Editorial and Publisher until January 31, 2001.

         (9) Ms. Schear Tilenius served as the Company's Senior Vice President of Business Development & Sales until November 9, 2000.

         The following table contains information concerning the stock option grants made to each of the Named Officers for the fiscal year ended December 31, 2000. No stock appreciation rights were granted during such year.

                       OPTION GRANTS IN LAST FISCAL YEAR


                                         Individual Grants(1)
                                        ----------------------
                                        % of Total
                         Number of       Options      Exercise                      Potential Realizable Value at Assumed
                         Securities     Granted to     Price                             Annual Rates of Stock Price
                         Underlying     Employees       Per                             Appreciation for Option Term(4)
                          Options       in Fiscal      Share      Expiration        -------------------------------------
    Name                 Granted(2)      Year(3)       ($)(2)        Date           0%($)          5%($)          10%($)
    ----                 ----------     ----------    --------    ----------        -----          -----          ------

Michael Beindorff          18,750         2.45         57.84        3/14/10         434,250       1,389,384       2,854,746
                           93,750        12.26         20.40        4/17/10         900,000       2,668,766       5,382,401

William J.                 50,000         6.54         68.00        3/14/10         650,000       3,197,023       7,104,657
Razzouk(5)

Allan Goldman (6)           9,375         1.23         57.84        3/14/10         217,125         694,692       1,427,373
                            3,750          .49         20.40        4/17/10          36,000         106,751         215,296

John McAlpin               15,625         2.04         57.84        3/14/10         361,875       1,157,820       2,378,955
                           12,500         1.63         20.40        4/17/10         120,000         355,835         717,653

Matthew Naythons,           6,250          .82         57.84        3/14/10         144,750         463,128         951,582
M.D. (7)                    3,125          .41         20.40        4/17/10          30,000          88,959         179,413

Todd Steele                 1,250          .16         57.84        3/14/10          28,950          92,626         190,316
                            2,500          .33         20.40        4/17/10          24,000          71,167         143,531

Stephanie Schear           12,500         1.63         57.84        3/14/10         289,500         926,256       1,903,164
Tilenius (8)                9,375         1.23         20.40        4/17/10          90,000         266,877         538,240

---------

         (1) The options disclosed in the table were granted in 2000 under the Company's 1999 Equity Incentive Plan. The exercise price for each option may be paid in cash, in shares of Common
                  Stock valued at fair market value on the exercise date or through a cashless exercise procedure involving a same-day sale of the purchased shares. PlanetRx.com may also finance the option exercise by loaning the optionee sufficient funds to pay the exercise price for the purchased shares, together with any federal and state income tax liability incurred by the optionee in connection with such exercise. The plan administrator has the discretionary authority to reprice the options through the cancellation of those options and the grant of replacement options with an exercise price based on the fair market value of the option shares on the regrant date. The options have a maximum term of 10 years measured from the option grant date, subject to earlier termination in the event of the optionee's cessation of service with PlanetRx.com. Except as otherwise noted, the options listed in the table become exercisable and vested for 25% of the shares after one year of service from the designated vesting start date and for the balance of the shares in a series of 36 equal monthly installments from the first anniversary of the designated vesting start date. Under each of the options, the option shares will vest upon an acquisition of PlanetRx.com by merger or asset sale, unless the acquiring company assumes the options. Each option shall fully vest if the Company is subject to a change in control before the optionee terminates service and the Company's repurchase right is not assigned to the entity that employs the optionee immediately after the change in control.

         (2) Adjusted for a 1-for-8 reverse stock split effective December 4, 2000.

         (3) Based on an aggregate of 764,770 options granted in the fiscal year.

         (4) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of PlanetRx.com's securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

         (5) Mr. Razzouk served as the Chief Executive Officer of PlanetRx.com until April 13, 2000, and Chairman until July 31, 2000.

         (6) Mr. Goldman served as the Company's Senior Vice President of Merchandising from December 21, 1998 until November 3, 2000.

         (7) Dr. Naythons served as the Company's Vice President of Editorial and Publisher until January 31, 2001.

         (8) Ms. Schear Tilenius served as the Company's Senior Vice President of Business Development & Sales until November 9, 2000.

         The following table sets forth information concerning option exercises in fiscal year 2000 and option holdings as of December 31, 2000 with respect to each of the Named Officers. No stock appreciation rights were outstanding at the end of that year and none was exercised during fiscal year 2000 by the Named Officers.

              AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES


                                             Value
                                             Realized($)         Number of Securities          Value of Unexercised
                                             (Market Price       Underlying Unexercised        in-the-Money Options at
                            Shares           at Exercise         Options at FY-End(1)          FY-End($)(2)
                            Acquired         Less Exercise       -----------------------       -----------------------
Name                        on Exercise      Price               Vested         Unvested       Vested         Unvested
----                        -----------      -------------       ------         --------       ------         --------

Michael Beindorff                -0-                 -0-           77,171        153,384          -0-            -0-
William J. Razzouk(3)            -0-                 -0-            5,208         44,792          -0-            -0-
Allan Goldman(4)              5,208          $17,446.80             6,197         19,427          -0-            -0-
                                521             $833.60
John McAlpin                     -0-                 -0-            7,421         39,454          -0-            -0-
Matthew Naythons, M.D.(5)        -0-                 -0-            3,905         21,094          -0-            -0-
Todd Steele                      -0-                 -0-            1,259          4,491          -0-            -0-
Stephanie Schear                 -0-                 -0-            5,077         23,048          -0-            -0-
  Tilenius(6)

---------

                  (1) Adjusted for a 1-for-8 reverse stock split effective December 4, 2001. The options are immediately exercisable, but any shares purchased under those options will be subject to repurchase by the Company at the original exercise price paid per share, if the optionee ceases service with the Company before vesting in such shares. The heading "Vested" refers to shares that are no longer subject to repurchase; the heading "Unvested" refers to shares subject to repurchase as of December 31, 2000.

                  (2) Based on the fair market value of PlanetRx.com's Common Stock at December 31, 2000, $.2812 per share less the exercise price payable for such shares.

                  (3) Mr. Razzouk served as the Chief Executive Officer of PlanetRx.com until April 13, 2000, and Chairman until July 13, 2000.

                  (4) Mr. Goldman served as the Company's Senior Vice President of Merchandising from December 21, 1998 until November 3, 2000.

                  (5) Dr. Naythons served as the Company's Vice President of Editorial and Publisher until January 31, 2001.

                  (6) Ms. Schear Tilenius served as the Company's Senior Vice President of Business Development & Sales until November 9, 2000.

Employment Contracts and Change in Control Arrangements

         All options and other awards granted under the Company's 1999 Equity Incentive Plan, including options granted to the Company's executive officers, will become fully vested if a change in control of PlanetRx.com occurs, unless the options or awards are assumed by the surviving corporation or its parent or if the surviving corporation or its parent substitutes comparable options or awards for options or awards granted under the Company's plan. Also, under the 1999 Equity Incentive Plan, if an optionee is involuntarily terminated within 12 months following a change in control, the vesting of his or her option or restricted stock award will fully accelerate.

         Michael Beindorff became the Chief Executive Officer of PlanetRx.com in April 2000 and Chairman of the Board in August 2000. Pursuant to the Company's agreement with Mr. Beindorff, he received an annual base salary of $300,000 and quarterly guaranteed bonuses of $25,000 during 2000. In addition, he received a one-time retention bonus in the amount of $2,500,000. During the second and third quarters of 2000, the Company forgave a $700,000 loan made to Mr. Beindorff. See "Certain Relationships and Related Transactions." On March 14, 2000, Mr. Beindorff was granted stock options for 18,750 shares at an exercise price of $57.84 per share, and on April 17, 2000, he was granted stock options for 93,750 shares at an exercise price of $20.40 per share. In both instances, the grant price was below the fair market value of the shares at the time of the grant.

Stock Performance Graph

         The graph set forth below compares the cumulative total stockholder return on PlanetRx.com's Common Stock between October 7, 1999 (the date PlanetRx.com's Common Stock commenced public trading) and December 31, 2000 with the cumulative total return of (i) the Nasdaq Composite Index and (ii) the Morgan Stanley High Tech 35 Index, over the same period. This graph assumes the investment of $100.00 on October 7, 1999 in PlanetRx.com's Common Stock, the Nasdaq Composite Index and the Morgan Stanley High Tech 35 Index, and assumes the reinvestment of dividends, if any.

         The comparisons shown in the graph below are based upon historical data. PlanetRx.com cautions that the stock price performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of PlanetRx.com's Common Stock. Information used in the graph was obtained from www.nasdaq.com, a source believed to be reliable, but PlanetRx.com is not responsible for any errors or omissions in such information.

                     Comparison of Cumulative Total Return
              Among Planetrx.Com, Inc., The Nasdaq Composite Index
                   and The Morgan Stanley High Tech 35 Index


                                 PlanetRx.com

Date                       Close                      Dollars
Oct. 7, 99                 208                        100
Nov. 1, 99                 165.5                       79.57
Dec. 1, 99                 156                         75.00
Jan. 3, 00                 107.5                       51.68
Feb. 1, 00                 124                         59.62
March 1, 00                 87.5                       42.07
April 3, 00                 50                         24.04
May 1, 00                   24.5                       11.78
June 1, 00                  18                          8.65
July 3, 00                  12                          5.77
Aug. 1, 00                   7.75                       3.73
Sept. 1, 00                  6.125                      2.94
Oct. 2, 00                   3.5                        1.68
Nov. 1, 00                   2.75                       1.77
Dec. 1, 00                   1                           .48
Jan. 2, 01                    .3125                      .15
Feb. 1, 01                    .5312                      .26
March 1, 01                   .3594                      .17
March 30, 01                  .2812                      .14


                                     Nasdaq

Date                       Close                      Dollars
Oct. 7, 99                 2860.7                     100
Nov. 1, 99                 2967.65                    103.7386
Dec. 1, 99                 3353.71                    117.2339
Jan. 3, 00                 4131.15                    114.4105
Feb. 1, 00                 4051.98                    141.643
Mar. 1, 00                 4784.08                    167.2346
April 3, 00                4223.68                    147.645
May 1, 00                  3958.08                    138.3605
June 1, 00                 3582.5                     125.2316
July 3, 00                 3391.93                    139.5438
Aug. 1, 00                 3685.52                    128.8328
Sep. 1, 00                 4234.33                    148.0173
Oct. 2, 00                 3568.9                     124.7562
Nov. 1, 00                 3333.39                    116.5236
Dec. 1, 00                 2645.29                     92.47002
Jan. 2, 01                 2291.86                     80.11536
Feb. 1, 01                 2782.79                     97.27654
March 1, 01                2183.37                     76.32293
March 30, 01               1840.26                     64.32901


                          Morgan Stanley High Tech 35

Date                       Close                      Dollars
Oct. 7, 99                  638.895                   100
Nov. 1, 99                  660.635                   103.4028
Dec. 1, 99                  782.39                    122.4599
Jan. 3, 00                  950.17                    148.7208
Feb. 1, 00                  903.05                    141.3456
March 1, 00                1049.825                   164.3189
April 3, 00                1008.21                    157.8053
May 1, 00                   982.37                    153.7608
June 1, 00                  957.8                     149.9151
July 3, 00                 1027.81                    160.8731
Aug. 1, 00                  966.88                    151.3363
Sep. 1, 00                 1115.3                     174.567
Oct. 2, 00                  942.33                    147.4937
Nov. 1, 00                  919.12                    143.8609
Dec. 1, 00                  729.47                    114.1768
Jan. 2, 01                  628.03                     98.29941
Feb. 1, 01                  787.75                    123.2988
March 1, 01                 607.94                     95.15492
March 30, 01                524.28                     82.06043

         PlanetRx.com effected its initial public offering of Common Stock on October 7, 1999 at a price of $128 per share. The graph above, however, commences with the closing price of $208 per share on October 7, 1999--the date PlanetRx.com's Common Stock commenced public trading.

         Notwithstanding anything to the contrary set forth in any of PlanetRx.com's previous or future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this Proxy Statement or future filings made by PlanetRx.com under those statutes, the Compensation Committee Report and Stock Performance Graph shall not be deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any of those prior filings or into any future filings made by PlanetRx.com under those statutes.

ITEM (12).        STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the beneficial ownership of PlanetRx.com's Common Stock as of March 31, 2001 for:

         - each person who is known by us to beneficially own more than 5% of our Common Stock;

         -        each of our Named Executive Officers;

         -        each of our directors; and

         -        all of our directors and executive officers as a group.

         Except as otherwise indicated, we believe that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares. The percentage of beneficial ownership for the following table is based on 6,124,808 shares of Common Stock outstanding as of March 31, 2001 assuming the exercise of all outstanding warrants and similar purchase rights. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Common Stock subject to options currently exercisable within 60 days of March 31, 2001 are deemed outstanding for purposes of computing the percentage ownership of the person holding such option but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except where indicated, and subject to community property laws where applicable, the persons in the table below have sole voting and investment power with respect to all Common Stock shown as beneficially owned by them.


                                                        Number of Shares             Percentage of Shares
Name of Beneficial Owner(1)                             Beneficially Owned(2)        Beneficially Owned
--------------------------------                        ---------------------        --------------------
Executive Officers and Directors
         Michael Beindorff                                   108,974 (3)                   1.8%
         William J. Razzouk(4)                                    -0-                          *
         David M. Beirne                                     674,041 (5)                  11.0%
         Allan Goldman(6)                                         -0-                          *
         Michael Moritz                                      666,872 (7)                  10.9%
         John McAlpin                                         50,194 (8)                       *
         Matthew Naythons M.D.(9)                              2,343                           *
         Len Purkis                                           78,636(10)                   1.3%
         Todd Steele                                           2,198(11)                       *
         Stephanie Schear Tilenius(12)                            -0-                          *
Stockholders:

Benchmark Capital (affiliated entities)(13)                  666,872                      10.9%
     2480 Sand Hill Road, Suite 200
     Menlo Park, California 94025
Sequoia Capital (affiliated entities)(14)                    666,872                      10.9%
     3000 Sand Hill Road
     Building 4, Suite 280
     Menlo Park, CA 94025
Express Scripts, Inc.
     13900 Riverport Drive                                 1,096,248                      17.9%
     St. Louis, MO 63043
All executive officers
     and directors as a group                              1,583,649                     25.9%
     (8 persons)(15)

---------

*        Represents beneficial ownership of less than 1%.

(1) Unless otherwise indicated, the address of each of the individuals listed in the table is c/o PlanetRx.com, Inc., 6399 Shelby View Drive, Memphis, TN 38134.

(2) All numbers have been adjusted as necessary to reflect the 1-for-8 reverse stock split effective December 4, 2000.

(3) Includes options for 104,461 shares exercisable within 60 days of March 31, 2001.

(4) Mr. Razzouk served as a director until August, 2000 and Chief Executive Officer of PlanetRx.com until April, 2000.

(5) Includes 666,872 shares held by Benchmark Capital Partners II, L.P. as nominee for Benchmark Capital Partners II, L.P., Benchmark Founders' Fund II, L.P., Benchmark Founders' Fund II-A, L.P. and Benchmark Members' Fund II, L.P. Mr. Beirne serves as chairman of Ramsey/Beirne Associates, is a managing member of Benchmark Capital Management Co. II, LLC, the general partner of Benchmark Capital Partners II, L.P., Benchmark Founders' Fund II, L.P., Benchmark Founders' Fund II-A, L.P. and Benchmark Members' Fund II, L.P. and is a director of PlanetRx.com. He disclaims beneficial ownership of the shares held by Ramsey/Beirne Associates and the Benchmark funds, except 919 shares and to the extent of his pecuniary interest therein.

(6) Mr. Goldman served as the Company's Senior Vice President of Merchandising from December 21, 1998 until November 3, 2000.

(7)      Includes:

         -        604,387 shares held by Sequoia Capital VIII;

         -        7,669 shares held by Sequoia International Technology
                  Partners VIII;

         - 40,012 shares held by Sequoia International Technology Partners VIII (Q);

         -        13,337 shares held by CMS Partners, LLC; and

         -        1,467 shares held by Sequoia 1997.

         Mr. Moritz is a general partner of Sequoia Capital and a director of PlanetRx.com. He disclaims beneficial ownership of the shares held by the entities except to the extent of his proportionate interest therein.

(8) Includes options for 25,194 shares exerciseable within 60 days of March 31, 2001.

(9) Dr. Naythons served as the Company's Vice President of Editorial and Publisher until January 31, 2001.

(10) Includes 78,636 shares held by the E*Trade Group, Inc. Mr. Purkis is Chief Financial Officer of the E*Trade Group, Inc. and a director of PlanetRx.com. He disclaims beneficial ownership of the shares held by the E*Trade Group, Inc.

(11) Includes options for 2,198 shares exercisable within 60 days of March 31, 2001.

(12) Ms. Schear Tilenius served as the Company's Senior Vice President of Business Development & Sales until November 9, 2000.

(13) Consists of 666,872 shares held by Benchmark Capital Partners II, L.P. as nominee for Benchmark Capital Partners II, L.P., Benchmark Founders' Fund II, L.P., Benchmark Founders' Fund II-A, and Benchmark Members' Fund II, L.P.

(14)     Consists of:

         -        604,387 shares held by Sequoia Capital VIII;

         -        7,669 shares held by Sequoia International Technology
                  Partners VIII;

         - 40,012 shares held by Sequoia International Technology Partners VIII (Q);

         -        13,337 shares held by CMS Partners, LLC; and

         -        1,467 shares held by Sequoia 1997.

(15) Includes options for 134,587 shares exercisable within 60 days of March 31, 2001. Does not include shares owned by William J. Razzouk, Allan Goldman, Stephanie Schear Tilenius and Matthew Naythons, none of whom were executive officers or directors as of March 31, 2001.

ITEM (13).        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         PlanetRx.com's Certificate of Incorporation limits the liability of its directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the Delaware General Corporation Law. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

         PlanetRx.com's bylaws provide that PlanetRx.com shall indemnify its directors and officers to the fullest extent permitted by Delaware law, including in circumstances in which indemnification is otherwise discretionary under Delaware law. PlanetRx.com has also entered into indemnification agreements with its officers and directors containing provisions that may require PlanetRx.com, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

         In October 1999, PlanetRx.com completed a series of agreements with Express Scripts, Inc. (which owns more than 5% of the Company's stock) and its wholly owned subsidiary, YourPharmacy.com. Under the agreements, the Company issued 1,296,000 shares of common stock, valued at approximately $168.0 million, to Express Scripts, in exchange for selected assets totaling $86,000 and liabilities totaling $3.4 million of YourPharmacy.com. The total purchase price of approximately $190.0 million also consisted of the estimated fair value of 226,000 options to purchase PlanetRx.com common stock in exchange for outstanding YourPharmacy.com options, as well as direct acquisition costs. In June 2000, the agreement with Express Scripts, Inc. was restructured. Under the new agreement, which eliminated the Company's annual $14.6 million payments to Express Scripts, PlanetRx.com paid marketing expenses of $3.7 million, as well as a one-time contract termination fee of $4.3 million. For more information, see "Management's Discussion and Analysis of Financial Statements and Results of Operations."

         During 1999, in connection with the employment agreement of Michael Beindorff, now Chairman of the Board and Chief Executive Officer of PlanetRx.com, the Company made a full-recourse loan to Mr. Beindorff in the amount of $700,000, bearing interest at 8.25% per annum, payable over three years. The largest aggregate amount of indebtedness outstanding during 2000 was $700,000. During the second quarter of 2000, the Company forgave $250,000 of this note. During the third quarter of 2000, the Company forgave the remaining balance of $500,000 plus accrued interest. The Company treated the amounts forgiven as compensation expense. See "Summary Compensation Table."

                                    PART IV


ITEM (14).        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

(a)      The following documents are filed as part of this report:

(2) Exhibits are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number                  Description
3.3                     Amendment to Restated Certificate of Incorporation of
                        the registrant.

                                   SIGNATURES

                       (Amending Form 10-K filed 4-17-01)


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PLANETRX.COM, INC.

                                             By: /s/ Michael Beindorff
                                             ----------------------------------
                                             Michael Beindorff
                                             Chairman of the Board of
                                             Directors and Chief Executive
                                             Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                           Title                                            Date
/s/ Michael Beindorff                    Chief Executive Officer and Chairman of      April 17, 2001
------------------------                 the Board of Directors
Michael Beindorff

/s/ Todd Steele                          Chief Financial Officer                      April 17, 2001
-----------------------
Todd Steele

/s/ David M. Beirne                      Director                                     April 17,2001
-----------------------
David M. Beirne

/s/ Michael Moritz                       Director                                     April 17, 2001
-----------------------
Michael Moritz

/s/ Len Purkis                           Director                                     April 17, 2001
-----------------------
Len Purkis


                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PLANETRX.COM, INC.

                                             By: /s/ Michael Beindorff
                                             ----------------------------------
                                             Michael Beindorff
                                             Chairman of the Board of
                                             Directors and Chief Executive
                                             Officer

                                 EXHIBIT INDEX


Exhibit
Number              Description
3.3                 Certificate of Amendment to Restated Certificate of
                    Incorporation of the registrant.