Form 10-Q
period 2001-03-31
PLANETRX COM
filed 2001-05-15
CIK 1089979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                             6399 Shelby View Drive
                            Memphis, Tennessee 38134
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (901) 379-2200
                                                           --------------

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding at April 30, 2001
         Common Stock, $0.0001 par value           6,127,779

                               PLANETRX.COM, INC.

                                Table of Contents

PART I.        FINANCIAL INFORMATION
Item 1.        Condensed Financial Statements

               Condensed Balance Sheets at March 31, 2001
               (unaudited) and December 31, 2000

               Condensed Statements of Operations for the Three Months
               Ended March 31, 2001 and 2000
               (unaudited)

               Condensed Statements of Cash Flows for the Three Months Ended
               March 31, 2001 and 2000 (unaudited)

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

Item 3.        Defaults Upon Senior Securities

Item 4.        Submission of Matters to a Vote of Security Holders

Item 5.        Other Information

Item 6.        Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K

Signatures

PART I
ITEM 1. FINANCIAL STATEMENTS

                               PLANETRX.COM, INC.
                            Condensed Balance Sheets
              (unaudited, in thousands, except per share amounts)

                                                                                           March 31,           December 31,
                                                                                              2001                  2000
                                                                                          -----------          ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                            $     7,519           $     8,700
     Accounts receivable, net                                                                   1,438                 1,887
     Inventories                                                                                   --                 1,557
     Prepaid expenses and other current assets                                                    781                 1,219
                                                                                          -----------           -----------
         Total current assets                                                                   9,738                13,363
     Property and equipment, held for sale                                                      2,500                 6,633
     Intangible assets, held for sale                                                             336                   515
     Other assets                                                                                 641                   631
                                                                                          -----------           -----------
                                                                                          $    13,215           $    21,142
                                                                                          ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                     $     1,070           $     1,752
     Accrued expenses                                                                             225                   787
     Accrued restructuring charges                                                                179                   179
     Borrowings, current                                                                        5,956                 6,496
     Capital lease obligations, current                                                         1,929                 2,072
                                                                                          -----------           -----------
         Total liabilities                                                                      9,359                11,286

Commitments and contingencies

Stockholders' equity:
     Preferred Stock: issuable in series, $0.0001 par value;
         5,000 shares authorized; none issued and
         outstanding                                                                               --                    --
     Common Stock: $0.0001 par value; 200,000 shares
         authorized; 6,132 and 6,157 shares issued and
         outstanding, respectively                                                                 --                    --
     Additional paid-in capital                                                               428,675               430,690
     Deferred stock-based compensation                                                         (3,204)               (5,888)
     Accumulated deficit                                                                     (421,615)             (414,946)
                                                                                          -----------           -----------
         Total stockholders' equity                                                             3,856                 9,856
                                                                                          -----------           -----------
                                                                                          $    13,215           $    21,142
                                                                                          ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                               PLANETRX.COM, INC.
                       Condensed Statements of Operations
               (unaudited, in thousands except per share amounts)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                          -----------------------------
                                                                                             2001               2000
                                                                                          -----------------------------
Net revenue:
      e-commerce                                                                          $   3,957           $   7,813
      Sponsorship                                                                             1,743                 960
                                                                                          ---------           ---------
                                                                                              5,700               8,773
                                                                                          ---------           ---------
Cost of net revenue:
      e-commerce                                                                              4,038               6,403
      Sponsorship                                                                                --                 156
                                                                                          ---------           ---------
                                                                                              4,038               6,559
                                                                                          ---------           ---------
Gross profit                                                                                  1,662               2,214
                                                                                          ---------           ---------
Operating expenses:
      Marketing and sales                                                                       513              23,594
      Shipping, handling and related costs                                                    3,594               5,952
      Product development                                                                     1,335               6,595
      General and administrative                                                              1,795               2,327
      Amortization of intangible assets                                                          --              10,215
      Stock-based compensation                                                                  689               4,268
      Impairment loss                                                                         2,191                  --
                                                                                          ---------           ---------
             Total operating expenses                                                        10,117              52,951
                                                                                          ---------           ---------
Operating loss                                                                               (8,455)            (50,737)
Other income                                                                                  1,888                  --
Interest income                                                                                 124               1,316
Interest expense                                                                               (226)               (215)
                                                                                          ---------           ---------

Net loss available to common
 stockholders                                                                             $  (6,669)          $ (49,636)
                                                                                          =========           =========

Basic and diluted net loss per share                                                      $   (1.09)          $   (8.42)
                                                                                          =========           =========

Weighted average shares used to
 compute basic and diluted net
 loss per share                                                                               6,119               5,895
                                                                                          =========           =========

   The accompanying notes are an integral part of these financial statements.

                               PLANETRX.COM, INC.
                       Condensed Statements of Cash Flows
                            (unaudited, in thousands)

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                          ---------           ----------
                                                                                             2001                2000
                                                                                          ---------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                             $  (6,669)          $  (49,636)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
          Depreciation and amortization                                                       1,860                1,161
          Stock-based compensation                                                              689                4,268
          Amortization of intangible assets                                                      --               10,215
          Impairment loss                                                                     2,191
          Gain on sale of intangible assets                                                  (1,888)                  --
          Changes in assets and liabilities:
               Accounts Receivable                                                              449               (1,712)
              Inventories                                                                     1,557               (1,285)
               Prepaid expenses and other current                                               438               (4,588)
                assets
               Other assets                                                                     (10)                 (17)
               Accounts payable                                                                (682)               6,785
               Accrued expenses and restructuring charges                                      (562)                  55
                                                                                          ---------           ----------
                     Net cash used in operating
                      activities                                                             (2,627)             (34,754)
                                                                                          ---------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                         --               (7,468)
     Sale of property and equipment                                                              82
     Purchases of short-term investments                                                         --               (9,096)
     Sales of short-term investments                                                             --               61,958
     Proceeds from repayment of employee note                                                    --
     Proceeds from sale of intangible assets                                                  2,067                    1
                                                                                          ---------           ----------
                     Net cash provided by investing activities                                2,149               45,395
                                                                                          ---------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of unvested Common Stock options                                                (20)                (140)
     Proceeds from notes payable and equipment
      financing                                                                                  --                2,000
     Principal payments on capital lease obligations                                           (143)                 (14)
     Principal payments on borrowings                                                          (540)                  --
                                                                                          ---------           ----------
                     Net cash (used in) provided by financing
                      activities                                                               (703)               1,846
                                                                                          ---------           ----------

(Decrease) increase in cash and cash equivalents                                             (1,181)              12,487
Cash and cash equivalents at beginning of period                                              8,700               51,629
                                                                                          ---------           ----------
Cash and cash equivalents at end of period                                                $   7,519           $   64,116
                                                                                          =========           ==========

   The accompanying notes are an integral part of these financial statements.

                               PLANETRX.COM, INC.
                     Notes to Condensed Financial Statements
                                   (unaudited)

Note 1--The Company and Basis of Presentation

The Company

         PlanetRx.com, Inc. ("PlanetRx" or the "Company"), was incorporated in Delaware on March 31, 1995 and was in the development stage through December 31, 1998. Until March 12, 2001, the Company was an online healthcare destination for commerce, content and community. On April 5, 2001, the Company's Board of Directors approved the preparation of a formal plan of liquidation and dissolution as discussed in Note 6 to these financial statements.

         The accompanying unaudited condensed financial statements reflect all adjustments, which, in the opinion of management, are necessary for the fair statement of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results to be expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for its fiscal year ended December 31, 2000.

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

Note 2 - Liquidity

         The Company has sustained losses since inception of $421.6 million. Additionally, the Company expects to continue to incur losses for the foreseeable future.

         The Company ceased retail operations effective March 12, 2001. Given that the Company will not have any future business operations, this raises substantial doubt about the Company's ability to continue as a going concern. Consequently, the Company proposes to liquidate the Company's assets. Management's plans in regards to the proposed liquidation is discussed in Note 6 to these financial statements.

Note 3 - Impairment of Long-Lived Assets

         Based upon the rapid changes in business conditions, its expected future cash flows, and the disposal plan for its assets, the Company determined an impairment of its fixed assets had occurred. Therefore, the Company wrote down fixed assets of approximately $2.2 million during the first quarter of 2001 and $8.0 million during the fourth quarter ending December 31, 2000. After the impairment loss, the Company's net book value of fixed assets approximated $2.5 million at March 31, 2001. The fixed assets were written down to their estimated net realizable value and are currently classified as held for sale.

Note 4--Property and Equipment (in thousands)

                                                                                               March 31,         December 31,
                                                                                                  2001               2000
                                                                                               ---------         ------------
         Computer equipment and software                                                        $  5,941           $  6,941
         Warehouse equipment                                                                       2,472              3,472
         Equipment under capital leases                                                            2,045              2,318
         Furniture and fixtures                                                                      539                539
         Leasehold improvements                                                                      959                959
                                                                                                --------           --------
                                                                                                  11,956             14,229
         Less:  Accumulated depreciation and amortization                                         (9,456)            (7,596)
                                                                                                --------           --------
                                                                                                $  2,500           $  6,633
                                                                                                ========           ========

Note 5--Net loss per share

         Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and common equivalent shares if dilutive. Common equivalent shares consist of the incremental common shares subject to issuance upon conversion of the convertible preferred stock (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method), and the common shares outstanding subject to repurchase. The periods presented below exclude common equivalent shares as the effect of such shares on a weighted average basis is anti-dilutive.

         The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                          ------------------------------
                                                                                             2001                2000
                                                                                          ---------           ----------
Numerator:
  Net loss available to common shareholders                                               $  (6,669)          $  (49,636)

Denominator:
  Weighted average common shares                                                              6,146                6,531
  Weighted average unvested common shares
    subject to repurchase                                                                       (27)                (636)
                                                                                          ---------           ----------
  Denominator for basic and diluted
    calculation                                                                               6,119                5,895
                                                                                          =========           ==========
Net loss per share:
  Basic and diluted                                                                       $   (1.09)          $    (8.42)
                                                                                          =========           ==========

NOTE 6 - Liquidation Plan

         On April 5, 2001, the Board of Directors approved the preparation of a formal plan of liquidation and dissolution (the "Plan"). It is anticipated that the Board of Directors will consider and approve the Plan during the second quarter of 2001, and that the Plan will be submitted to the stockholders for approval at a stockholders meeting tentatively scheduled for July, 2001. The Company currently is not engaging in any business activities except for the purpose of preserving the value of its assets and prosecuting or defending lawsuits by or against it. If its Board of Directors and stockholders approve the Plan, it anticipates that it will file a certificate of dissolution with the Secretary of State of Delaware, wind up its business affairs, sell and liquidate its properties and assets, including its intellectual property and other intangible assets, pay its creditors and make distributions to stockholders in accordance with the Plan. In conjunction with the liquidation, the Company has begun implementing steps to sublease and/or negotiate cancellations of its operating leases. Due to the uncertainty of such steps, the Company is unable to estimate which amounts, if any, will be paid under outstanding commitments. There can be no assurances that the Company will be able to recover the reported value of its assets at March 31, 2001.

Note 7 - Borrowings

         On March 30, 2001, Comdisco, Inc. notified the Company that events of default had occurred under the Subordinated Loan and Security Agreement dated as of January 15, 1999 (the "Loan Agreement"), pursuant to which the Company borrowed the original principal amount of $7,000,000 secured by a lien on all of its personal property, and the Master Lease Agreement dated as of January 15, 1999 (the "Lease Agreement"), pursuant to which it leases equipment from Comdisco. The Company inadvertently failed to make its monthly payments of principal and interest under the Loan Agreement and rent under the Lease Agreement for February 2001, and as a result, Comdisco declared that an event of default had occurred under the Loan Agreement and, by way of such default, under the Lease Agreement pursuant to its cross-default provision. The notice from Comdisco also advised that the secured obligations under the Loan Agreement and obligation to pay rent under the Lease Agreement were accelerated, that Comdisco's obligation to lease additional equipment to the Company under the Lease Agreement was cancelled, that the Company's use of cash collateral (as defined in the Loan Agreement) was restricted, and that its ability to sell collateral (as defined in the Loan Agreement) was restricted. Comdisco demanded immediate payment of the obligations due and owing under the Loan and Lease Agreements and return of the leased equipment. Comdisco also gave notice of its intent to foreclose under its security interest.

         The Company made the February payments totaling $102,902.50 on April 3, 2001, and requested that Comdisco waive the events of default under the Loan Agreement and the Lease Agreement and reinstate both agreements. Comdisco has tentatively agreed to such request on the conditions (a) that the Company pay Comdisco $6,100,000 (which it paid on April 9, 2001) which will be applied first, to pay all outstanding obligations under the Lease Agreement, and then toward repayment of the Loan Agreement, and (b) that the Company agree to terms amending the Loan Agreement (the "Amendment"). Additionally, during the second quarter of 2001, the Company made an additional $1.4 million principal payment towards the Loan Agreement.

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

Note 8 - Contingencies

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

Note 9 - Sponsorship Revenue

         In February 2001, the Company signed a marketing agreement with drugstore.com. Under the terms of the agreement, the Company launched a new site and marketed to its customers the drugstore.com website for a flat marketing fee of $1.5 million. In addition, the Company received a customer acquisition fee for every customer who purchases something on the drugstore.com site from the Company's site based upon a sliding scale. The Company did not accept any new prescription orders after February 12th, did not perform prescription refills after February 26th, and closed the remainder of its store on March 12th, 2001. The term of the agreement with drugstore.com was for 3 months.

Note 10 - Intangible Assets

         Based upon the rapid changes in business conditions and its expected future cash flows, the Company determined an impairment of certain of its domain name assets had occurred. Therefore, the Company wrote down intangible assets associated with these domain names of $425,000 during the fourth quarter ending December 31, 2000.

         Additionally, as part of management's plan to liquidate the company, PlanetRx.com began to sell domain name assets during the first quarter of 2001. Associated with the sale of these assets, the Company recorded other income of approximately $1.9 million for the three months ended March 31, 2001.

Note 11 - Subsequent Events

         On April 27, 2001, the Company sold certain warehouse equipment assets to a third party for approximately $1.4 million. The net proceeds approximated the book value of the assets at the time of sale. The proceeds have been used to make additional principal payments to Comdisco under the Subordinated Loan and Security Agreement dated as of January 15, 1999.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED. THESE INCLUDE, BUT ARE NOT LIMITED TO STATEMENTS CONCERNING PLANETRX.COM'S EXPECTATIONS, BELIEFS, INTENTIONS, PLANS, GOALS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED UPON INFORMATION AVAILABLE TO PLANETRX.COM AS OF THE DATE HEREOF, AND PLANETRX.COM ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS NORMALLY ASSOCIATED WITH A MAJOR CHANGE IN FOCUS OF A BUSINESS, CHANGES IN ECONOMIC AND MARKET CONDITIONS AFFECTING PLANETRX.COM, CHANGES IN AVAILABILITY OF CAPITAL TO PLANETRX.COM, THIRD-PARTY RELATIONSHIPS AND APPROVALS, DECISIONS OF COURTS, REGULATORS AND GOVERNMENTAL BODIES, PRODUCT DEMAND, COMPETITIVE CONDITIONS, AND OTHER FACTORS OR RISKS RELATING TO PLANETRX.COM'S BUSINESS AS SET FORTH IN THIS DOCUMENT AND THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000, INCLUDING (WITHOUT LIMITATION) UNDER THE CAPTIONS "COMPETITION," "GOVERNMENT REGULATIONS" AND "RISK FACTORS". NOTHING CAN OR SHOULD BE INFERRED ABOUT PLANETRX.COM'S FUTURE REVENUES OR FINANCIAL RESULTS FROM THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS DOCUMENT.

Decision to Liquidate

         On April 5, 2001, the Board of Directors approved the preparation of a formal plan of liquidation and dissolution for the Company ("the Plan"). We anticipate that our Board of Directors will consider and approve the Plan during the second quarter of 2001, and that the Plan will be submitted to our stockholders for approval at a stockholder meeting tentatively scheduled for July, 2001. It is anticipated that if the requisite stockholder approval is received, our officers and directors will initiate the complete liquidation and dissolution of the Company. We are not engaged in any business activities except for the purpose of preserving the value of our assets and prosecuting and defending lawsuits by or against us. If our Board of Directors and stockholders approve the Plan, we anticipate that we will file a certificate of dissolution with the Secretary of State of Delaware, wind up our business affairs, sell and liquidate our properties and assets, including our intellectual property and other intangible assets, and to the extent possible, pay our creditors and make distributions to stockholders, all in accordance with the Plan.

         We currently expect that a proxy statement for the stockholder meeting called to approve the Plan (the "Proxy Statement") will be mailed in June 2001. As will be further described in the Proxy Statement, the Company cannot predict the per share amount, if any, of money that the Company will distribute in aggregate pursuant to the Plan.

Overview

         PlanetRx.com has been a leading online healthcare destination for commerce, content and community. Our e-commerce website, www.PlanetRx.com, which we launched on March 18, 1999, provided a convenient, private and informative shopping experience for health and personal care products. Until March 12, 2001, we offered products in six categories: prescription drugs; non-prescription drugs; personal care; beauty and spa; vitamins, herbs and nutrition; and medical supplies. Our healthchannels, located within the PlanetRx.com website, incorporated content that addressed a variety of health-related topics. In addition, we own and were operating a network of websites targeting specific healthcare conditions by providing relevant content and a destination for online communities. These condition-specific websites, which include diabetes.com, depression.com, obesity.com, and alzheimers.com, were linked to the PlanetRx.com website.

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

         Based upon the rapid changes in business conditions, its expected future cash flows, and the disposal plan for its assets, the Company determined an impairment of its fixed assets had occurred. Therefore, the Company wrote down fixed assets of approximately $2.2 million during the first quarter of 2001 and $8.0 million during the fourth quarter ending December 31, 2000. After the impairment loss, the Company's net book value of fixed assets approximated $2.5 million at March 31, 2001. The fixed assets were written down to their net realizable value and are currently classified as held for sale.

         On April 27, 2001, we sold certain warehouse equipment assets to a third party for approximately $1.4 million. The net proceeds approximated the book value of the assets at the time of sale. The proceeds have been used to make additional principal payments to Comdisco under the Subordinated Loan and Security Agreement dated as of January 15, 1999.

         On March 30, 2001, Comdisco, Inc. notified us that events of default had occurred under the Subordinated Loan and Security Agreement dated as of January 15, 2001, pursuant to which we borrowed the original principal amount of $7,000,000 secured by a lien on all of our personal property, and the Master Lease Agreement dated as of January 15, 1999, pursuant to which we lease equipment from Comdisco. See "Liquidity and Capital Resources - Events of Default Under Loan Agreement and Lease Agreement with Comdisco" in this Item 2.

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

         In February 2001, we signed a marketing agreement with drugstore.com. Under the terms of the agreement, we launched a new site and marketed to our customers the drugstore.com website for a flat marketing fee of $1.5 million. In addition, we will also receive a customer acquisition fee for every customer who purchases something on the drugstore site from the Company's site based upon a sliding scale. We also did not accept any new prescription orders after February 12th, did not perform any prescription refills after February 26th, and closed the remainder of our store on March 12th, 2001. The term of the agreement with drugstore.com was for 3 months.

         Based upon the rapid changes in business conditions and its expected future cash flows, the Company determined an impairment of certain of its domain name assets had occurred. Therefore, the Company wrote down intangible assets associated with these domain names of $425,000 during the fourth quarter ending December 31, 2000. Additionally, as part of management's plan to liquidate the company, PlanetRx.com began to sell domain name assets during the first quarter of 2001. Associated with the sale of these assets, the Company recorded other income of approximately $1.9 million for the three months ended March 31, 2001.

Results of Operations

         The following table sets forth unaudited quarterly statement of operations data for the five quarters ended March 31, 2001. This unaudited quarterly information has been derived from our unaudited financial statements and reflects all adjustments, which, in the opinion of management, are necessary for the fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results to be expected for the full fiscal year or any future period.

                               PlanetRx.com, Inc.
                    Condensed Quarterly Results of Operations
                            (unaudited, in thousands)

                                                                                 Quarter Ended
                                                    --------------------------------------------------------------------------
                                                     March 31,     December 31,   September 30,      June 30,        March 31,
                                                        2001            2000           2000            2000            2000
                                                    --------------------------------------------------------------------------
Net revenue:
    e-commerce                                      $    3,957      $    6,440      $    9,078      $    8,132      $    7,813
    Sponsorship                                          1,743           1,575             864           1,303             960
                                                    ----------      ----------      ----------      ----------      ----------
                                                         5,700           8,015           9,942           9,435           8,773
Cost of net revenue:
    e-commerce                                           4,038           5,937           7,903           6,980           6,403
    Sponsorship                                             --              --               8             209             156
                                                    ----------      ----------      ----------      ----------      ----------
                                                         4,038           5,937           7,911           7,189           6,559
                                                    ----------      ----------      ----------      ----------      ----------
Gross profit                                             1,662           2,078           2,031           2,246           2,214
Operating expenses:
    Marketing and sales                                    513           3,524           7,633          14,538          23,594
    Shipping, handling and related costs                 3,594           5,058           6,519           6,945           5,952
    Product development                                  1,335           2,332           4,117           5,217           6,595
    General and administrative                           1,795           2,027           4,513           2,532           2,327
    Amortization of intangible assets                       --          10,215          10,215          10,215          10,215
    Stock-based compensation                               689          (1,188)            389           2,861           4,268
    Contract termination and
      severance charges                                     --              --              --           4,466              --
    Restructuring charges                                   --             762           2,975              --              --
    Impairment loss                                      2,191         163,712              --              --              --
                                                    ----------      ----------      ----------      ----------      ----------
            Total operating expenses                    10,117         186,442          36,361          46,774          52,951
                                                    ----------      ----------      ----------      ----------      ----------
Operating loss                                          (8,455)       (184,364)        (34,330)        (44,528)        (50,737)
Other income                                             1,888              --
Interest income (expense), net                             142             283             290             615           1,101
                                                    ----------      ----------      ----------      ----------      ----------
Net loss                                            $   (6,669)     $ (184,081)     $  (34,040)     $  (43,913)     $  (49,636)
                                                    ==========      ==========      ==========      ==========      ==========

Net Revenue

         Net revenues were $5.7 million and $8.8 million for the three months ended March 31, 2001 and 2000, respectively. E-commerce revenues were $4.0 million and $7.8 million for the three months ended March 31, 2001 and 2000, respectively. Sponsorship revenues were $1.7 million and $960,000 for the three months ended March 31, 2001 and 2000, respectively.

Cost of Net Revenue

         Cost of revenues were $4.0 million and $6.6 million for the three months ended March 31, 2001 and 2000, respectively. We had negative gross margins on e-commerce of 2% for the three months ended March 31, 2001 and positive gross margins on e commerce of 18% for the three months ended March 31, 2000. Our sponsorship margin was 100% and 93% for the three months ended March 31, 2001 and 2000, respectively.

Operating Expenses

         Marketing and Sales. For the three months ended March 31, 2001, marketing and sales expense was approximately $513,000 as compared to $23.6 million for the three months ended March 31, 2000. The decrease is due primarily to costs relating to marketing and promotional campaigns and decreased headcount.

         Shipping, Handling and Related Costs. For the three months ended March 31, 2001, shipping, handling and related costs were $3.6 million as compared to $6.0 million for the three months ended March 31, 2000. This decrease is due primarily to larger order volume during 2000.

         Product Development. For the three months ended March 31, 2001, product development expense was $1.3 million as compared to $6.6 million for the three months ended March 31, 2000. This decrease is related to the higher levels of maintenance of our websites and internal systems and higher related headcount during 2000.

         General and Administrative. For the three months ended March 31, 2001, general and administrative expenses were $1.8 million as compared to $2.3 million for three months ended March 31, 2000. This decrease is primarily related to decreases in headcount and decreases in professional services fees.

         Amortization of Intangible Assets. Amortization of intangible assets was $10.2 million for the three months ended March 31, 2000. The amortization recorded in 2000 was attributable to the amortization of intellectual property related to domain names and intangible assets resulting from the purchase of selected assets and liabilities of YourPharmacy.com in October 1999.

         Based upon the rapid changes in business conditions and its expected future cash flows, the Company determined an impairment of the goodwill associated with the YourPharmacy.com acquisition had occurred and no future benefit was expected. Therefore, the Company wrote down intangible assets associated with the YourPharmacy.com goodwill of $146.3 million in the fourth quarter of 2000. Also based on these factors, the Company determined an impairment of certain of its domain name assets had occurred. Therefore, the Company wrote down intangible assets associated with these domain names of $425,000 in the fourth quarter of 2000.

         Stock-Based Compensation. We recorded the recapture of deferred stock-based compensation of approximately $2.0 million for three months ended March 31, 2001, in connection with stock options forfeited during the period. Our stock-based compensation expense, net totaled $700,000 for the three months ended March 31, 2001 as compared to $4.3 million for the three months ended March 31, 2000. The remaining deferred stock compensation balance of approximately $3.2 million will be amortized through 2004.

         Interest Income and Expense. Interest income consists of earnings on our cash, cash equivalents, and marketable securities and interest expense consists of interest associated with our notes payable, borrowings, and capital lease obligations. Interest income, net of interest expense, for the three months ended March 31, 2001, decreased over the corresponding period of 2000 due to lower interest-bearing asset balances in 2001.

Liquidity and Capital Resources

         PlanetRx.com invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. Prior to our initial public offering, which closed in October 1999 and provided net proceeds of approximately $101.0 million, we financed our operations primarily through private sales of convertible preferred stock and common stock. At March 31, 2001, we had cash and cash equivalents and investments in marketable debt securities totaling $7.5 million compared to $8.7 million at December 31, 2000.

         On April 5, 2001, our Board of Directors approved the preparation of a plan of liquidation and dissolution for the Company (the "Plan"). We anticipate that our Board of Directors will consider and approve the Plan during the second quarter of 2001, and that the Plan will be submitted to our stockholders for approval at a stockholders meeting tentatively scheduled for July, 2001. PlanetRx.com currently is not engaging in any business activities except for the purpose of preserving the value of our assets and prosecuting or defending lawsuits by or against us. If our Board of Directors and stockholders approve the Plan, we anticipate that we will file a certificate of dissolution with the Secretary of State of Delaware, wind up our business affairs, sell and liquidate our properties and assets, including our intellectual property and other intangible assets, pay our creditors and make distributions to stockholders in accordance with the Plan. No assurance can be given that available cash and amounts received on the sale of assets will be adequate to provide for the Company's obligations, liabilities, expenses, and claims.

         Net cash used in operating activities was $2.6 million during the three months ended March 31, 2001, primarily a result of quarterly net losses partially offset by decreases in accounts receivables, inventories, prepaid expenses and other assets, accounts payable, and accrued expenses and non-cash charges for depreciation, amortization and impairment losses. Net cash used in operating activities was approximately $34.8 million during the three months ended March 31,

2000, primarily a result of quarterly net losses as well as increases in prepaid expenses, accounts receivable and inventories, partially offset by increases in accounts payable and non-cash charges for depreciation and amortization.

         Net cash provided by investing activities was approximately $2.1 million during the three months ended March 31, 2001, primarily consisting of proceeds from the sale of intangible assets and property and equipment. Net cash provided by investing activities was approximately $45.4 million during the three months ended March 31, 2000, primarily consisting of the sale of short-term investments partially offset by the acquisition of equipment and systems, including computer equipment and fixtures and furniture.

         Net cash used in financing activities was approximately $700,000 during the three months ended March 31, 2001 and primarily consisted of principal payments on borrowings and capital lease obligations and the repurchase of unvested Common Stock options. Net cash provided by financing activities was approximately $1.8 million during the three months ended March 31, 2000, primarily consisted of net proceeds from equipment financing partially offset by the repurchase of unvested Common Stock options and principal payments on capital lease obligations.

         As of March 31, 2000, our principal commitments consisted of obligations outstanding under operating leases aggregating approximately $2.5 million through 2005.

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

         We made the February payments totaling $102,902.50 on April 3, 2001, and requested that Comdisco waive the events of default under the Loan Agreement and the Lease Agreement and reinstate both agreements. Comdisco has tentatively greed to our request on the conditions (a) that we pay Comdisco $6,100,000 (which we paid on April 9, 2001) which will be applied first, to pay all outstanding obligations under the Lease Agreement, and then toward repayment of the Loan Agreement, and (b) that we agree to terms amending the Loan Agreement (the "Amendment"). In April 2001, we made an additional payment of principal under the Loan Agreement in the approximate amount of $1.4 million.

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

ADDITIONAL FACTORS THAT MAY EFFECT FUTURE RESULTS

         In addition to the factors discussed in the "Overview" and "Liquidity and Capital Resources" sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our annual report on Form 10-K for our fiscal year ended December 31, 2000, as filed with SEC, the following factors may affect our future results.

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

Risks Relating to Proposed Liquidation and Dissolution

Plan May Not Be Approved by our Stockholders

         On April 5, 2001, the Board of Directors approved the preparation of a formal plan of liquidation and dissolution (the "Plan"). We anticipate that our Board of Directors will consider and approve the Plan during the second quarter of 2001, and that the Plan will be submitted to our stockholders for approval at a stockholders meeting tentatively scheduled for July, 2001. This followed our announcement in February 2001 that we intended to evolve our business model to focus primarily on fulfilling specialty prescriptions, and that we would discontinue the sale of retail health and beauty products. However, our negotiations to acquire a specialty pharmacy business failed to produce an agreement acceptable to PlanetRx.com., and on March 12, 2001 our on-line store closed.

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

Sales of the Company's Assets

         The Plan, if approved, will give our Board of Directors the authority to sell all of the Company's assets. However, the Company may enter into agreements to sell assets prior to the stockholders meeting tentatively scheduled for July, 2001, contingent upon the approval of the Plan by our stockholders at the meeting, in which case approval of the Plan will constitute approval of such agreements and sales.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         On March 30, 2001, Comdisco, Inc. notified us that events of default had occurred under the Subordinated Loan and Security Agreement dated as of January 15, 2001, pursuant to which we borrowed the original principal amount of $7,000,000 secured by a lien on all of our personal property, and the Master Lease Agreement dated as of January 15, 1999, pursuant to which we lease equipment from Comdisco. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." As of the date of this report, management believes that the loan arrearage has been cured.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Exhibits

         See Exhibit Index.

(b)      Reports on Form 8-K

         A Form 8-K was filed by the Company on March 30, 2001, reporting that the Company's Board of Directors had authorized the preparation of a plan of liquidation and dissolution which would be submitted to the Company's stockholders for approval. A Form 8-K was filed by the Company on April 3, 2001, reporting the filing of a lawsuit by SDR Investors, LP.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PLANETRX.COM, INC.
                                       (Registrant)



                                       By: /s/  Michael Beindorff
                                          -------------------------------------
                                          Michael Beindorff
                                          Chairman of the Board of Director
                                          and Chief Executive Officer

Date: May 15, 2001

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

3.2*         Bylaws of the registrant

3.3**** Certificate of Amendment to Restated Certificate of Incorporation of the registrant.

4.1          Reference is made to Exhibits 3.1, 3.2 and 3.5

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

*** Incorporated herein by reference to annual report on Form 10-K, for the fiscal year ended December 31, 2000, filed on April 17, 2001.

**** Incorporated herein by reference to Form 10-K/A, for the fiscal year ended December 31, 2000, filed on April 30, 2001.

+ Confidential treatment has been requested for certain portions which have been blacked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.