Form 10-Q
period 2001-06-30
PLANETRX COM
filed 2001-08-14
CIK 1089979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



         Class                              Outstanding at July 31, 2001

         Common Stock, $0.0001 par value           6,119,115

                               PLANETRX.COM, INC.

                                Table of Contents



PART I.        FINANCIAL INFORMATION

Item 1.        Condensed Financial Statements

               Condensed Balance Sheets at June 30, 2001
               (unaudited) and December 31, 2000

               Condensed Statements of Operations for the Three Months and Six Months Ended June 30, 2001 and 2000 (unaudited)

               Condensed Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000 (unaudited)

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

Item 3.        Defaults Upon Senior Securities

Item 4.        Submission of Matters to a Vote of Security Holders

Item 5.        Other Information

Item 6.        Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K

Signatures

PART I
ITEM 1. FINANCIAL STATEMENTS

                               PLANETRX.COM, INC.
                            Condensed Balance Sheets
              (unaudited, in thousands, except per share amounts)



                                                                         June 30,         December 31,
                                                                            2001                  2000
                                                                     -----------          ------------
ASSETS
Current assets:
     Cash and cash equivalents                                       $     1,095           $     8,700
     Accounts receivable, net                                                 27                 1,887
     Inventories                                                              --                 1,557
     Prepaid expenses and other current assets                               454                 1,219
                                                                     -----------           -----------
         Total current assets                                              1,576                13,363
     Property and equipment, held for sale                                   272                 6,633
     Intangible assets, held for sale                                        169                   515
     Other assets                                                             --                   631
                                                                     -----------           -----------
                                                                     $     2,017           $    21,142
                                                                     ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                $       354           $     1,752
     Accrued expenses                                                          3                   787
     Accrued restructuring charges                                           179                   179
     Borrowings, current                                                     618                 6,496
     Capital lease obligations, current                                       --                 2,072
                                                                     -----------           -----------
         Total liabilities                                                 1,154                11,286

Commitments and contingencies

Stockholders' equity:
     Preferred Stock: issuable in series, $0.0001 par value;
         5,000 shares authorized; none issued and
         outstanding                                                          --                    --
     Common Stock: $0.0001 par value; 200,000 shares
         authorized; 6,119 and 6,157 shares issued and
         outstanding, respectively                                            --                    --
     Additional paid-in capital                                          427,672               430,690
     Deferred stock-based compensation                                    (1,829)               (5,888)
     Accumulated deficit                                                (424,980)             (414,946)
                                                                     -----------            -----------
         Total stockholders' equity                                          863                 9,856
                                                                     -----------            -----------
                                                                     $     2,017           $    21,142
                                                                     ===========            ===========


   The accompanying notes are an integral part of these financial statements.


                               PLANETRX.COM, INC.
                       Condensed Statements of Operations
               (unaudited, in thousands except per share amounts)



                                                 Three Months Ended                   Six Months Ended
                                                      June 30,                              June 30,
                                              -----------------------------     -----------------------------
                                                 2001               2000               2001          2000
                                              -----------------------------     -----------------------------
Net revenue:
      e-commerce                            $      --           $   8,132             $3,957        $15,945
      Sponsorship                                  40               1,303              1,783          2,263
                                             ---------           ---------          ---------      ---------
                                                   40               9,435              5,740         18,208
                                             ---------           ---------          ---------      ---------
Cost of net revenue:
      e-commerce                                    1               6,980              4,039         13,383
      Sponsorship                                  --                 209                 --            365
                                             ---------           ---------          ---------     ---------
                                                    1               7,189              4,039         13,748
                                             ---------           ---------          ---------     ---------
Gross profit                                       39               2,246              1,701          4,460
                                             ---------           ---------          ---------     ---------
Operating expenses:
      Marketing and sales                          --              14,538                513         38,132
      Shipping, handling and related costs         --               6,945              3,594         12,897
      Product development                          --               5,217              1,335         11,812
      General and administrative                2,625               2,532              4,420          4,859
      Amortization of intangible assets            --              10,215                 --         20,430
      Stock-based compensation                    430               2,861              1,119          7,129
      Contract restructuring and severance
       charge                                      --               4,466                 --          4,466
      Impairment loss                             141                  --              2,332             --
                                             ---------           ---------          ---------     ---------
             Total operating expenses           3,196              46,774             13,313         99,725
                                             ---------           ---------          ---------     ---------
Operating loss                                 (3,157)            (44,528)           (11,612)       (95,265)
Other income                                      137                  --              2,025             --
Interest income                                    --                 865                124          2,181
Interest expense                                 (345)               (250)              (571)          (465)
                                             ---------           ---------          ---------      ---------

Net loss available to common
 stockholders                               $  (3,365)          $ (43,913)         $ (10,034)     $ (93,549)
                                             =========           =========          =========      =========

Basic and diluted net loss per share        $   (0.55)          $   (7.33)        $   (1.64)      $  (15.74)
                                             =========           =========          =========      =========

Weighted average shares used to
 compute basic and diluted net
 loss per share                                 6,121               5,991              6,120          5,944
                                             =========           =========          =========      =========


   The accompanying notes are an integral part of these financial statements.


                               PLANETRX.COM, INC.
                       Condensed Statements of Cash Flows
                            (unaudited, in thousands)



                                                                        Six Months Ended
                                                                             June 30,
                                                                  ---------           ----------
                                                                      2001                2000
                                                                  ---------           ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                    $  (10,034)          $  (93,549)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
          Depreciation and amortization                               1,860                2,676
          Stock-based compensation                                    1,119                7,129
          Amortization of intangible assets                              --               20,430
          Impairment loss                                             2,332                   --
          Gain on sale of intangible assets                          (2,025)                  --
          Changes in assets and liabilities:
               Accounts receivable                                    1,860                   --
               Inventories                                            1,557                 (691)
               Prepaid expenses and other current                       765                2,984
                Assets
               Other assets                                             631                  180
               Accounts payable                                      (1,398)                 874
               Accrued expenses and restructuring charges              (784)               2,951
               Deferred revenue                                          --                    8
                                                                  ---------           ----------
                     Net cash used in operating
                      activities                                    (4,117)              (57,008)
                                                                  ---------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                --               (11,216)
     Sale of property and equipment                                  2,169                    --
     Sales of short-term investments                                    --                65,119
     Proceeds from sale of intangible assets                         2,371                    --
                                                                 ---------            ----------
                     Net cash provided by investing activities       4,540                53,903
                                                                 ---------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of unvested Common Stock Options                       (78)                 (336)
     Proceeds from issuance of Common Stock                             --                   468
     Proceeds from notes payable and equipment
      financing                                                         --                 2,000
     Principal payments on capital lease obligations                (2,072)                  (48)
     Principal payments on borrowings                               (5,878)                   --
                                                                  ---------           ----------
                     Net cash (used in) provided by financing
                      activities                                    (8,028)               2,084
                                                                  ---------           ----------

(Decrease) increase in cash and cash equivalents                    (7,605)              (1,021)
Cash and cash equivalents at beginning of period                     8,700               51,629
                                                                  ---------           ----------
Cash and cash equivalents at end of period                       $   1,095           $   50,608
                                                                  =========           ==========


   The accompanying notes are an integral part of these financial statements.

                               PLANETRX.COM, INC.
                     Notes to Condensed Financial Statements
                                   (unaudited)

Note 1--The Company and Basis of Presentation

The Company

     PlanetRx.com, Inc. ("PlanetRx" or the "Company"), was incorporated in Delaware on March 31, 1995 and was in the development stage through December 31, 1998. Until March 12, 2001, when we closed our online store, the Company was an online healthcare destination for commerce, content and community. As discussed in Note 6 to these financial statements, on April 5, 2001, the Company's Board of Directors approved the preparation of a formal plan of liquidation and dissolution, and since that time management has been exploring and evaluating various strategic options for PlanetRx.com.

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

Recent accounting pronouncements

     In May 2000, the Emerging Issues Task Force released Issue No. 00-14 ("EITF 00-14"), "Accounting for Certain Sales Incentives", which addressed the recognition, measurement, and income statement classification for sales incentives offered voluntarily without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The Company adopted the pronouncement in the second quarter ending June 30, 2001.

Note 2 - Liquidity

     The  Company  has  sustained  losses  since  inception  of $425.0  million.
Additionally,   the  Company  expects  to  continue  to  incur  losses  for  the foreseeable future.

     The Company ceased retail operations effective March 12, 2001. Given that the Company does not anticipate having any future business operations, this raises substantial doubt about the Company's ability to continue as a going concern. Consequently, the Company has proposed to liquidate its assets. Management's plans in regards to the proposed liquidation are discussed in Note 6 to these financial statements.

Note 3 - Impairment of Long-Lived Assets

     Based upon the rapid changes in business conditions, its expected future cash flows, and the proposed disposal plan for its assets, the Company determined an impairment of its fixed assets had occurred. Therefore, the Company wrote down fixed assets of approximately $141,000 during the second quarter of 2001, $2.2 million during the first quarter of 2001, and $8.0 million during the fourth quarter ending December 31, 2000. After the impairment loss, the Company's net book value of fixed assets approximated $272,000 at June 30, 2001. The fixed assets were written down to their estimated net realizable value and are currently classified as held for sale.

Note 4--Balance Sheet Components (in thousands)

                                                                        June 30,           December 31,
                                                                          2001                  2000
         Property and equipment:                                       ---------           ------------
         Computer equipment and software                                  $  102           $  6,941
         Warehouse equipment                                                 401              3,472
         Equipment under capital leases                                        -              2,318
         Furniture and fixtures                                               20                539
         Leasehold improvements                                                -                959
                                                                        --------           --------
                                                                             523             14,229
         Less:  Accumulated depreciation and amortization                   (251)            (7,596)
                                                                        --------           --------
                                                                          $  272           $  6,633
                                                                        ========           ========

                                                                        June 30,           December 31,
                                                                          2001                 2000
         Prepaid expenses and other current assets:                    ---------           ------------

         Prepaid business liability insurance                           $    300           $    582
         Short-term deposits                                                 154                 15
         Other                                                                --                622
                                                                        --------           --------
                                                                             454              1,219
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

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                    Three Months Ended                 Six Months Ended
                                                         June 30,                          June 30,
                                                ------------------------------    ------------------------------
                                                 2001                2000               2001                2000
                                                ---------          ----------      ---------          ----------

Numerator:
  Net loss available to common shareholders    $  (3,365)          $  (43,913)    $  (10,034)        $  (93,549)

Denominator:
  Weighted average common shares                   6,122                 6,486         6,135              6,501
  Weighted average unvested common shares
    subject to repurchase                             (1)                (495)           (15)              (557)
                                               ---------           ----------      ---------          ----------
  Denominator for basic and diluted
    calculation                                    6,121                5,991          6,120              5,944
                                               =========           ==========      =========          ==========
Net loss per share:
  Basic and diluted                            $   (0.55)          $    (7.33)    $    (1.64)         $  (15.74)
                                               =========           ==========      =========          ==========


NOTE 6 - Liquidation Plan

     On April 5, 2001, the Company's Board of Directors approved the preparation of a formal plan of liquidation and dissolution (the "Plan") for the Company. At that time, management expected to submit the Plan to the Company's Board of Directors and its stockholders for approval in the second quarter of 2001. In the interim, however, management has been exploring and evaluating various strategic options for the Company. The Company currently is not engaging in any business activities except for the purpose of preserving the value of its assets and prosecuting or defending lawsuits by or against it. If its Board of Directors ultimately determines that the Plan should be adopted, and if its stockholders approve the Plan, the Company anticipates that it will file a certificate of dissolution with the Secretary of State of Delaware, wind up its business affairs, sell and liquidate its properties and assets, including its intellectual property and other intangible assets, and to the extent possible, pay its creditors and make distributions to stockholders in accordance with the Plan. In conjunction with the proposed liquidation, the Company has taken steps to sublease and/or negotiate cancellations of its operating leases. Due to the uncertainty of such steps, the Company is unable to estimate which amounts, if any, will be paid under outstanding commitments. There can be no assurances that the Company will be able to recover the reported value of its assets at June 30, 2001.


Note 7 - Borrowings

     In July 2001, the Company reached a settlement with Comdisco, Inc., which had notified the Company in March 2001 that events of default had occurred under the Subordinated Loan and Security Agreement dated as of January 15, 1999 (the "Loan Agreement"), pursuant to which the Company borrowed the original principal amount of $7,000,000 secured by a lien on all of its personal property, and the Master Lease Agreement dated as of January 15, 1999 (the "Lease Agreement"), pursuant to which it leases equipment from Comdisco. The Company inadvertently failed to make its monthly payments of principal and interest under the Loan Agreement and rent under the Lease Agreement for February 2001, and as a result, Comdisco declared that an event of default had occurred under the Loan Agreement and, by way of such default, under the Lease Agreement pursuant to its cross-default provision. The notice from Comdisco also advised that the secured obligations under the Loan Agreement and obligation to pay rent under the Lease Agreement were accelerated, that Comdisco's obligation to lease additional equipment to the Company under the Lease Agreement was cancelled, that the Company's use of cash collateral (as defined in the Loan Agreement) was restricted, and that its ability to sell collateral (as defined in the Loan Agreement) was restricted. Comdisco demanded immediate payment of the obligations due and owing under the Loan and Lease Agreements and return of the leased equipment. Comdisco also gave notice of its intent to foreclose under its security interest.

     The Company made the February payments totaling $102,902.50 on April 3, 2001, and requested that Comdisco waive the events of default under the Loan Agreement and the Lease Agreement and reinstate both agreements. Comdisco ultimately agreed to waive the events of default if (a) the Company paid Comdisco $6,100,000 (which it paid on April 9, 2001), which was applied first, to pay all outstanding obligations under the Lease Agreement, and then toward repayment of the Loan Agreement, and (b) the Company agreed to terms amending the Loan Agreement, which involved, among other things, an additional $1.4 million principal payment toward the Loan Agreement (which was made during the second quarter of 2001) and a discounted payoff amount of $442,000.

Note 8 - Contingencies

     On March 27, 2001, SDR Investors, LP filed a lawsuit against the Company, certain underwriters of the Company's initial public offering in October 1999 (the "IPO"), and certain former and current directors of the Company. Named as additional defendants in the suit, which was filed in the United States District Court for the Southern District of New York, are The Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and Salomon Smith Barney, Inc., each of which was an underwriter of the IPO; and William J. Razzouk, Christos M. Cotsakos, David M. Beirne and Michael Moritz who are former directors of the Company. The suit generally alleges that the defendants violated federal securities laws by not disclosing certain actions allegedly taken by the underwriter defendants in connection with the IPO. The suit alleges specifically that the underwriter defendants, in exchange for the allocation to their customers of shares of the Company's common stock sold in the IPO, solicited and received from their customers undisclosed commissions on transactions in other securities and required their customers to purchase additional shares of the Company's common stock in the aftermarket at pre-determined prices that were above the IPO price. The suit seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company's common stock between October 6, 1999, and March 23, 2001. The Company is in the process of reviewing the suit and intends to respond in a timely manner. As of the date hereof, the Company is unable to predict the outcome of the suit and its ultimate effect, if any, on the Company's financial condition.

Note 9 - Intangible Assets

     Based upon the rapid changes in business conditions and its expected future cash flows, the Company determined an impairment of certain of its domain name assets had occurred. Therefore, the Company wrote down intangible assets associated with these domain names of $425,000 during the fourth quarter ending December 31, 2000.

     Additionally, as part of management's plan to liquidate the company, PlanetRx.com began to sell domain name assets during the first quarter of 2001. Associated with the sale of these assets, the Company recorded other income of approximately $2.0 million for the six months ended June 30, 2001.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS  REPORT  CONTAINS  FORWARD-LOOKING  STATEMENTS  WITHIN THE  MEANING OF
SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED. THESE INCLUDE, BUT ARE NOT LIMITED TO STATEMENTS CONCERNING PLANETRX.COM'S EXPECTATIONS, BELIEFS, INTENTIONS, PLANS, GOALS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED UPON INFORMATION AVAILABLE TO PLANETRX.COM AS OF THE DATE HEREOF, AND PLANETRX.COM ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS NORMALLY ASSOCIATED WITH A MAJOR CHANGE IN FOCUS OF A BUSINESS, CHANGES IN ECONOMIC AND MARKET CONDITIONS AFFECTING PLANETRX.COM, CHANGES IN AVAILABILITY OF CAPITAL TO PLANETRX.COM, THIRD-PARTY RELATIONSHIPS AND APPROVALS, DECISIONS OF COURTS, REGULATORS AND GOVERNMENTAL BODIES, COMPETITIVE CONDITIONS, AND OTHER FACTORS OR RISKS RELATING TO PLANETRX.COM'S BUSINESS AS SET FORTH IN THIS DOCUMENT AND THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000, INCLUDING (WITHOUT LIMITATION) UNDER THE CAPTIONS "COMPETITION," "GOVERNMENT REGULATIONS," "RISK FACTORS" AND "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS". NOTHING CAN OR SHOULD BE INFERRED ABOUT PLANETRX.COM'S FUTURE REVENUES OR FINANCIAL RESULTS FROM THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS DOCUMENT.

Decision to Liquidate

     On April 5, 2001, our Board of Directors approved the preparation of a formal plan of liquidation and dissolution ("the Plan") for the Company. At that time, we expected to submit the Plan to our Board and our stockholders for approval in the second quarter of 2001. In the interim, however, we have been exploring and evaluating various strategic options for PlanetRx.com. We are not engaged in any business activities except for the purpose of preserving the value of our assets and prosecuting and defending lawsuits by or against us. If our Board of Directors ultimately determines that the Plan should be adopted, and if our stockholders approve the Plan, we anticipate that we will file a certificate of dissolution with the Secretary of State of Delaware, wind up our business affairs, sell and liquidate our properties and assets, including our intellectual property and other intangible assets, and to the extent possible, pay our creditors and make distributions to stockholders, all in accordance with the Plan.

Overview

     Until March 12, 2001, PlanetRx.com was a leading online healthcare destination for commerce, content and community. Our e-commerce website, www.PlanetRx.com, which we launched on March 18, 1999, provided a convenient, private and informative shopping experience for health and personal care products. On February 12, 2001, we stopped accepting new prescriptions, and on March 12, 2001, we closed our online store. For a description of the nature of our business and the general characteristics of our operations, see the "Overview" section of Management's Discussion and Analysis of Financial Condition and Results of Operations presented in our Annual Report on Form 10-K for the year ended December 31, 2000, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

     Based upon the rapid changes in business conditions, its expected future cash flows, and the proposed disposal plan for its assets, the Company determined an impairment of its fixed assets had occurred. Therefore, the Company wrote down fixed assets of approximately $2.3 million during the first six months of 2001 and $8.0 million during the fourth quarter ending December 31, 2000. After the impairment loss, the Company's net book value of fixed assets approximated $272,000 at June 30, 2001. The fixed assets were written down to their net realizable value and are currently classified as held for sale.

     On March 30, 2001, Comdisco, Inc. notified us that events of default had occurred under the Subordinated Loan and Security Agreement dated as of January 15, 2001, pursuant to which we borrowed the original principal amount of $7,000,000 secured by a lien on all of our personal property, and the Master Lease Agreement dated as of January 15, 1999, pursuant to which we lease equipment from Comdisco. In July 2001, we reached a settlement agreement with Comdisco which cured these events of default. See "Liquidity and Capital Resources - Events of Default Under Loan Agreement and Lease Agreement with Comdisco" in this Item 2.

     On March 27, 2001, SDR Investors, LP filed a lawsuit against the Company, certain underwriters of the Company's initial public offering in October 1999 (the "IPO"), and certain former and current directors of the Company. Named as additional defendants in the suit, which was filed in the United States District Court for the Southern District of New York, are The Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and Salomon Smith Barney, Inc., each of which was an underwriter of the IPO; and William J. Razzouk, Christos M. Cotsakos, David M. Beirne and Michael Moritz, who are former directors of the Company. The suit generally alleges that the defendants violated federal securities laws by not disclosing certain actions allegedly taken by the underwriter defendants in connection with the IPO. The suit alleges specifically that the underwriter defendants, in exchange for the allocation to their customers of shares of the Company's common stock sold in the IPO, solicited and received from their customers undisclosed commissions on transactions in other securities and required their customers to purchase additional shares of the Company's common stock in the aftermarket at pre-determined prices that were above the IPO price. The suit seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company's common stock between October 6, 1999, and March 23, 2001. The Company is in the process of reviewing the suit and intends to respond in a timely manner. As of the date hereof, we are unable to predict the outcome of the suit and its ultimate effect, if any, on the Company's financial condition.

     Based upon the rapid changes in business conditions and its expected future cash flows, the Company determined an impairment of certain of its domain name assets had occurred. Therefore, the Company wrote down intangible assets associated with these domain names of $425,000 during the fourth quarter ending December 31, 2000. Additionally, as part of management's plan to liquidate the company, PlanetRx.com began to sell domain name assets during the first quarter of 2001. Associated with the sale of these assets, the Company recorded other income of approximately $2.1 million for the six months ended June 30, 2001.

Results of Operations

     The following table sets forth unaudited quarterly statement of operations data for the five quarters ended June 30, 2001. This unaudited quarterly information has been derived from our unaudited financial statements and reflects all adjustments, which, in the opinion of management, are necessary for the fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results to be expected for the full fiscal year or any future period.

                               PlanetRx.com, Inc.
                    Condensed Quarterly Results of Operations
                            (unaudited, in thousands)



                                                                                 Quarter Ended
                                                     --------------------------------------------------------------------------
                                                     June 30,        March 31,     December 31,   September 30,     June 30,
                                                        2001            2001           2000          2000            2000
                                                     --------------------------------------------------------------------------
Net revenue:
    e-commerce                                       $    --      $    3,957     $    6,440      $  9,078      $    8,132
    Sponsorship                                            40          1,743          1,575           864           1,303
                                                   ----------     ----------     ----------    ----------      ----------
                                                           40          5,700          8,015         9,942           9,435
Cost of net revenue:
    e-commerce                                              1          4,038          5,937         7,903           6,980
    Sponsorship                                            --             --             --             8             209
                                                   ----------     ----------     ----------    ----------      ----------
                                                            1          4,038          5,937         7,911           7,189
                                                   ----------     ----------     ----------    ----------      ----------
Gross profit                                               39          1,662          2,078         2,031           2,246
Operating expenses:
    Marketing and sales                                    --            513          3,524         7,633          14,538
    Shipping, handling and related costs                   --          3,594          5,058         6,519           6,945
    Product development                                    --          1,335          2,332         4,117           5,217
    General and administrative                          2,625          1,795          2,027         4,513           2,532
    Amortization of intangible assets                      --             --         10,215        10,215          10,215
    Stock-based compensation                              430            689         (1,188)          389           2,861
    Contract termination and
      severance charges                                    --             --             --            --           4,466
    Restructuring charges                                  --             --            762         2,975              --
    Impairment loss                                       141          2,191        163,712            --              --
                                                   ----------     ----------     ----------    ----------      ----------
            Total operating expenses                    3,196         10,117        186,442        36,361          46,774
                                                   ----------     ----------     ----------    ----------      ----------
Operating loss                                         (3,157)        (8,455)      (184,364)      (34,330)        (44,528)
Other income                                              137          1,888             --
Interest income (expense), net                           (345)           142            283           290             615
                                                   ----------     ----------     ----------    ----------      ----------
Net loss                                           $   (3,365)    $   (6,669)    $ (184,081)     $(34,040)     $  (43,913)
                                                   ==========     ==========     ==========    ==========      ==========

Net Revenue

     Net revenues were approximately $40,000 and $9.4 million for the three months ended and $5.7 million and $18.2 million for the six months ended June 30, 2001 and 2000, respectively. E-commerce revenues were $4.0 million and $15.9 million for the six months ended June 30, 2001 and 2000, respectively. Sponsorship revenues were $1.8 million and $2.3 million for the six months ended June 30, 2001 and 2000, respectively.

Cost of Net Revenue

     Cost of revenues were approximately $1,000 and $7.2 million for the three months ended June 30, 2001 and 2000, respectively and $4.0 million and $13.7 million for the six months ended June 30, 2001 and 2000, respectively.

Operating Expenses

     Marketing and Sales. For the three months ended June 30, 2001, marketing and sales expense was zero as compared to $14.5 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, marketing and sales expense was approximately $513,000 as compared to $38.1 million for the six months ended June 30, 2000. The decrease is due primarily to costs relating to the absence of marketing and promotional campaigns and decreased headcount associated with the closure of retail operations.

     Shipping, Handling and Related Costs. For the three months ended June 30, 2001, shipping, handling and related costs were zero as compared to $6.9 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, shipping, handling and related costs were $3.6 million as compared to $12.9 million for the six months ended June 30, 2000. This decrease is due the closure of retail operations.

     Product Development. For the three months ended June 30, 2001, product development expense was zero as compared to $5.2 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, product development expense was $1.3 million as compared to $11.8 million for the six months ended June 30, 2000. This decrease is related to the closure of our retail stores and the related decline in maintenance of our websites and internal.

     General and Administrative. For the three months ended June 30, 2001, general and administrative expenses were $2.6 million as compared to $2.5 million for three months ended June 30, 2000. For the six months ended June 30, 2001, general and administrative expenses were $4.4 million as compared to $4.9 million for three months ended June 30, 2000.

     Stock-Based Compensation. We recorded the recapture of deferred stock-based compensation of approximately $940,000 for three months ended June 30, 2001, in connection with stock options forfeited during the period. Our stock-based compensation expense, net totaled $430,000 for the three months ended June 30, 2001 as compared to $2.8 million for the three months ended June 30, 2000. The remaining deferred stock compensation balance of approximately $1.8 million will be amortized through 2004.

     Interest Income and Expense. Interest income consists of earnings on our cash, cash equivalents, and marketable securities and interest expense consists of interest associated with our notes payable, borrowings, and capital lease obligations. Interest income, net of interest expense, for the three months ended June 30, 2001, decreased over the corresponding period of 2000 due to lower interest-bearing asset balances in 2001.

Liquidity and Capital Resources

     PlanetRx.com invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. Prior to our initial public offering, which closed in October 1999 and provided net proceeds of approximately $101.0 million, we financed our operations primarily through private sales of convertible preferred stock and common stock. At June 30, 2001, we had cash and cash equivalents and investments in marketable debt securities totaling $1.1 million compared to $8.7 million at December 31, 2000.

     On April 5, 2001, our Board of Directors approved the preparation of a formal plan of liquidation and dissolution (the "Plan") for the Company. At that time, we expected to submit the Plan to our Board and our stockholders for approval in the second quarter of 2001. In the interim, however, we have been exploring and evaluating various strategic options for PlanetRx.com. We are not engaged in any business activities except for the purpose of preserving the value of our assets and prosecuting or defending lawsuits by or against us. If our Board of Directors ultimately determines that the Plan should be adopted, and if our stockholders approve the Plan, we anticipate that we will file a certificate of dissolution with the Secretary of State of Delaware, wind up our business affairs, sell and liquidate our properties and assets, including our intellectual property and other intangible assets, and to the extent possible, pay our creditors and make distributions to stockholders in accordance with the Plan. No assurance can be given that available cash and amounts received on the sale of assets will be adequate to provide for the Company's obligations, liabilities, expenses, and claims.

     Net cash used in operating activities was $4.1 million during the six months ended June 30, 2001, primarily a result of quarterly net losses as well as decreases in accounts payable and accrued expenses partially offset by decreases in accounts receivables, inventories, prepaid expenses and other assets and non-cash charges for depreciation, amortization and impairment losses. Net cash used in operating activities was approximately $57.0 million during the six months ended June 30, 2000, primarily a result of quarterly net losses as well as increases in inventories, partially offset by decreases in prepaid expenses and other assets, increases in accounts payable and accrued expenses, and non-cash charges for depreciation and amortization.

     Net cash provided by investing activities was approximately $4.5 million during the six months ended June 30, 2001, primarily consisting of proceeds from the sale of intangible assets and property and equipment. Net cash provided by investing activities was approximately $53.9 million during the six months ended June 30, 2000, primarily consisting of the sale of short-term investments partially offset by the acquisition of equipment and systems, including computer equipment and fixtures and furniture.

     Net cash used in financing activities was approximately $8.0 million during the six months ended June 30, 2001 and primarily consisted of principal payments on borrowings and capital lease obligations and the repurchase of unvested Common Stock options. Net cash provided by financing activities was approximately $2.1 million during the six months ended June 30, 2000, primarily consisted of net proceeds from equipment financing.

     As of June 30, 2000, our principal commitments consisted of obligations outstanding under operating leases aggregating approximately $550,000 through 2005.

Events of Default under Loan Agreement and Lease Agreement with Comdisco

     In July 2001, we reached a settlement with Comdisco, Inc., which had notified us in March 2001 that events of default had occurred under the Subordinated Loan and Security Agreement dated as of January 15, 2001 (the "Loan Agreement"), pursuant to which we borrowed the original principal amount of $7,000,000 secured by a lien on all of our personal property, and the Master Lease Agreement dated as of January 15, 1999 (the "Lease Agreement"), pursuant to which we lease equipment from Comdisco. We inadvertently failed to make our monthly payments of principal and interest under the Loan Agreement and rent under the Lease Agreement for February 2001, and as a result, Comdisco declared that an event of default had occurred under the Loan Agreement and, by way of such default, under the Lease Agreement pursuant to its cross-default provision. The notice from Comdisco also advised that the secured obligations under the Loan Agreement and obligation to pay rent under the Lease Agreement were accelerated, that Comdisco's obligation to lease additional equipment to us under the Lease Agreement was cancelled, that our use of cash collateral (as defined in the Loan Agreement) was restricted, and that our ability to sell collateral (as defined in the Loan Agreement) was restricted. Comdisco demanded immediate payment of the obligations due and owing under the Loan and Lease Agreements and return of the leased equipment. Comdisco also gave notice of its intent to foreclose under its security interest.

     We made the February payments totaling $102,902.50 on April 3, 2001, and requested that Comdisco waive the events of default under the Loan Agreement and the Lease Agreement and reinstate both agreements. Comdisco ultimately agreed to waive the events of default if (a) we paid Comdisco $6,100,000 (which we paid on April 9, 2001), which was applied first, to pay all outstanding obligations under the Lease Agreement, and then toward repayment of the Loan Agreement, and
(b) we agreed to terms amending the Loan Agreement, which involved, among other things, an additional payment of principal under the Loan Agreement in the approximate amount of $1.4 million, which was made during the second quarter of 2001, and a discounted payoff amount of $442,000.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     The factors discussed in the "Overview" and "Liquidity and Capital Resources" sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our annual report on Form 10-K for our fiscal year ended December 31, 2000, as filed with SEC, may affect our future results. Additionally, for a discussion of potential risks associated with the dissolution of the Company (if the Plan is adopted by our Board and approved by our stockholders), see "Risks Relating to Proposed Liquidation and Dissolution" in the "Risk Factors" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2000, as updated in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On March 27, 2001, SDR Investors, LP filed a lawsuit against PlanetRx.com, certain underwriters of the Company's initial public offering in October 1999 (the "IPO"), and certain former and current directors of the Company. Named as additional defendants in the suit, which was filed in the United States District Court for the Southern District of New York, are The Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and Salomon Smith Barney, Inc., each of which was an underwriter of the IPO; William J. Razzouk, Christos M. Cotsakos, David M. Beirne, and Michael Moritz who are former directors of the Company. The suit generally alleges that the defendants violated federal securities laws by not disclosing certain actions allegedly taken by the underwriter defendants in connection with the IPO. The suit alleges specifically that the underwriter defendants, in exchange for the allocation to their customers of shares of the Company's common stock sold in the IPO, solicited and received from their customers undisclosed commissions on transactions in other securities and required their customers to purchase additional shares of the Company's common stock in the aftermarket at pre-determined prices that were above the IPO price. The suit seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company's common stock between October 6, 1999, and March 23, 2001. The Company is in the process of reviewing the suit and intends to respond in a timely manner. As of the date hereof, we are unable to predict the outcome of the suit and its ultimate effect, if any, on the Company's financial condition.

     The Company also is party to routine legal proceedings incidental to its business. We do not expect the outcome of such routine pending litigation to have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     On March 30, 2001, Comdisco, Inc. notified us that events of default had occurred under the Subordinated Loan and Security Agreement dated as of January 15, 2001, pursuant to which we borrowed the original principal amount of $7,000,000 secured by a lien on all of our personal property, and the Master Lease Agreement dated as of January 15, 1999, pursuant to which we lease equipment from Comdisco. In July 2001, we reached a settlement agreement with Comdisco which cured these events of default. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Exhibits

         See Exhibit Index.

(b)      Reports on Form 8-K

     A Form 8-K was filed by the Company on June 18, 2001 reporting recent changes in the composition of the Board of Directors of PlanetRx.com, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PLANETRX.COM, INC.
                                       (Registrant)



                                       By: /s/  Paul E. Risner
                                          -------------------------------------
                                          Paul E. Risner
                                          Vice President,
                                          General Counsel and Secretary

Date: August 15, 2001



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

4.1          Reference is made to Exhibits 3.1 and 3.2

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

10.17++ Discounted Payoff Agreement, between registrant and Comdisco, Inc. dated July 27, 2001.

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

++       Filed herewith

Exhibit 10.17

                                 [Comdisco Logo]
                                 Comdisco, Inc.
                              6111 North River Road
                               Rosemont, IL 60018

July 27, 2001

VIA E-FACSIMILE

PlanetRx, Inc.                              PlanetRx, Inc.
Attention:  Todd Steele                     Attention:  Michael Beindorff
6419 Shelby View Drive                      Chairman and CEO
Suite 122                                   903 Clipper Lane
Memphis, TN  38134                          Foster, City, CA  94404

Facsimile:  901.379.2388                    Facsimile:  650.571.6276

Re:  Discounted Payoff Agreement

     Subordinated Loan and Security Agreement dated as of January 15, 1999, by and between Comdisco, Inc. and PlanetRx, Inc. (the "Loan Agreement")

     Mater Lease Agreement dated January 15, 1999, by and between Comdisco, Inc. and PlanetRx, Inc. (the "Lease Agreement")

Dear Mr. Beindorff and Mr. Steele:

     1. This letter agreement sets forth the terms on which Comdisco, Inc. ("Comdisco") is prepared to accept a discounted payoff of all of the obligations of PlanetRx, Inc. ("PlanetRx") to Comdisco under the Loan Agreement and the Lease Agreement.

     2. Subject to and effective upon Comdisco's receipt of each of the following on or before close of business, Friday July 27, 2001:

     (a) an original or facsimile transmission of this letter agreement, duly countersigned by PlanetRx; and

     (b) $442,000.00 (the "Discounted Payoff Amount") by wire transfer as set forth herein,

     (clauses  (a)  and  (b)  are   collectively   referred  to  herein  as  the
     "Conditions"), then, in such event:

          (i) all of the outstanding debts, liabilities and obligations owing by PlanetRx to Comdisco under the Loan Agreement, the other Loan Documents (as defined in the Loan Agreement), and the Lease Agreement shall be satisfied in full and PlanetRx shall be released from all liability therefor; provided, that (A) PlanetRx shall remain obligated to Comdisco for any claim thereafter arising with respect to (I) any of its ongoing indemnification obligations under the Loan Agreement, the other Loan Documents, and the Lease Agreement and (II) any other obligations or liabilities of PlanetRx that are expressly provided in the Loan Agreement or any other Loan Document or the Lease Agreement to survive payment of the Secured Obligations, termination of the Loan Agreement or of PlanetRx's right to request Loans (as defined in the Loan Agreement) thereunder, payment of the Lease Agreement obligations, or termination of the Lease Agreement or of PlanetRx's right to request Comdisco lease to PlanetRx additional Equipment (as defined in the Lease Agreement) thereunder (the "Surviving Obligations"), and (B) if any payment by or for the account of PlanetRx to Comdisco shall be recovered from, or repaid by, Comdisco, in whole or in party, in any bankruptcy, insolvency or similar proceeding instituted by or against PlanetRx, then the liability of PlanetRx shall be automatically reinstated;

          (ii) the financing arrangements of Comdisco with PlanetRx pursuant to the Loan Agreement and the Lease Agreement shall thereupon be terminated;

          (iii) all liens, security interests, mortgages, and other encumbrances, all of any kind, nature, or description, whenever and however arising, in favor of Comdisco, on any of the assets and property, real or personal, tangible or intangible, of PlanetRx shall thereupon be terminated;

          (iv) Comdisco quitclaims to PlanetRx any and all of Comdisco's interest in and title to the Equipment, said interest being transferred on an "as is," and "where is" basis without representations or warranties of any kind, express or implied, including, without limitation, any warranties as to the merchantability or fitness of the Equipment for use or sale; and

          (v) Comdisco shall thereupon execute and deliver to PlanetRx such UCC termination statements, releases, reconveyances and other appropriate documentation reasonably requested by PlanetRx to effectuate the agreement in paragraphs (iii) and (iv) above with respect to Comdisco's liens, interests, security interests, mortgages and other encumbrances on the assets and properties described therein.

     2. The Discounted Payoff Amount shall be made by wire transfer in immediately available funds to the following account:

                           Bank of America
                           231 S. LaSalle
                           Chicago, IL

                           ABA # 071 000 039
                           Account Name:  Comdisco Inc.
                           Acct # 8188800645

     3. By its execution of this letter agreement, PlanetRx, for itself and on behalf of its successors, assigns, and present and future stockholders, officers, directors, employees, agents and attorneys, hereby remises, releases and forever discharges Comdisco and its present and former officers, directors, stockholders, employees, agents, attorneys, successors and assigns from any and all claims, rights, actions, causes of action, suits, liabilities, defenses, damages and costs that (a) exist or may exist as of the date hereof and (b) arise from or are otherwise related to the Loan Agreement, the other Loan Documents, the Lease Agreement, or any transaction contemplated thereby, the administration of the Loans and the Lease and other financial accommodations made thereunder, the collateral security given in connection therewith, or any related discussion or negotiations, in each case whether known or unknown, suspected or unsuspected. PlanetRx waives any and all claims, rights and benefits it may have under any law of any jurisdiction that would render ineffective a release made by a creditor of claims that the creditor does not know or suspect to exist in its favor at the time of executing the release and that, if known by it, would have materially affected its settlement with the applicable debtor. PlanetRx acknowledges that it is aware of the following provisions of section 1542 of the California Civil Code:

     A general release does not extend to claims which the creditor does not know or suspect to exist in its favor at the time of executing the release, which if known by him must have materially affected his settlement with the debtor.

PlanetRx expressly and voluntarily waives each and all claims, rights, or benefits it has or may have under section 1542 of the California Civil Code, or any other similar law of any other jurisdiction, to the full extent that it may lawfully waive such claims, rights and benefits in connection with this release. PlanetRx acknowledges that (a) it has been represented by independent legal counsel of its own choice throughout all of the negotiation that preceded the execution of this letter agreement and that it has executed this letter agreement after receiving the advice of such independent legal counsel, and (b) it and its respective counsel have had an adequate opportunity to make whatever investigation or inquiry they deem necessary or desirable in connection with the release contained in this paragraph 4.]

By executing this letter agreement, PlanetRx hereby indicates its agreement to all of the foregoing. This letter agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so delivered shall be deemed an original, but all of which counterparts shall constitute but one and the same instrument. Delivery of an executed counterpart of a signature page to this letter agreement by facsimile transmission shall be effective as delivery of a manually executed counterpart thereof.

Sincerely,

COMDISCO, INC.

/s/ Victor Hanna by John Fredericks, Murphy Sheneman Julian & Rogers, Attorney in Fact
Victor Hanna
Vice President
Comdisco Ventures

ACKNOWLEDGED AND AGREED TO:

PLANETRX, INC.

By:  /s/ Paul E. Risner
     ------------------
Name Paul E. Risner
Title Sr. VP & General Counsel

cc: (via fax):  Fred Holden, Esq. (415) 979-2930