Form 10-Q
period 2001-09-30
PLANETRX COM
filed 2001-11-14
CIK 1089979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001

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

                             6419 Shelby View Drive
                            Memphis, Tennessee 38134
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (901) 379-2251
                                                           --------------

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


         Class                              Outstanding at October 31, 2001

         Common Stock, $0.0001 par value           6,119,115

                               PLANETRX.COM, INC.

                                Table of Contents



PART I.        FINANCIAL INFORMATION

Item 1.        Condensed Financial Statements

               Condensed Balance Sheets at September 30, 2001
               (unaudited) and December 31, 2000

               Condensed Statements of Operations for the Three Months and Nine Months Ended September 30, 2001 and 2000 (unaudited)

               Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000 (unaudited)

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

Item 3.        Defaults Upon Senior Securities

Item 4.        Submission of Matters to a Vote of Security Holders

Item 5.        Other Information

Item 6.        Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K

Signatures

PART I

ITEM 1. FINANCIAL STATEMENTS



                               PLANETRX.COM, INC.
                            Condensed Balance Sheets
               (unaudited, in thousands, except per share amounts)


                                                                    September 30,           December 31,
                                                                            2001                  2000
                                                                     -----------          ------------

ASSETS
Current assets:
     Cash and cash equivalents                                       $       323           $     8,700
     Accounts receivable, net                                                  3                 1,887
     Inventories                                                              --                 1,557
     Prepaid expenses and other current assets                                63                 1,219
                                                                     -----------           -----------
         Total current assets                                                389                13,363
     Property and equipment, held for sale                                   223                 6,633
     Intangible assets, held for sale                                        169                   515
     Other assets                                                             --                   631
                                                                     -----------           -----------
                                                                     $       781           $    21,142
                                                                     ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                $       215           $     1,752
     Accrued expenses                                                         15                   787
     Accrued restructuring charges                                            69                   179
     Borrowings, current                                                      --                 6,496
     Capital lease obligations, current                                       --                 2,072
                                                                     -----------           -----------
         Total liabilities                                                   299                11,286

Commitments and contingencies

Stockholders' equity:
     Preferred Stock: issuable in series, $0.0001 par value;
         5,000 shares authorized; none issued and
         outstanding                                                          --                    --
     Common Stock: $0.0001 par value; 200,000 shares
         authorized; 6,119 and 6,157 shares issued and
         outstanding, respectively                                            --                    --
     Additional paid-in capital                                          427,672               430,690
     Deferred stock-based compensation                                    (1,403)               (5,888)
     Accumulated deficit                                                (425,787)             (414,946)
                                                                     -----------            -----------
         Total stockholders' equity                                          482                 9,856
                                                                     -----------            -----------
                                                                     $       781           $    21,142
                                                                     ===========            ===========



   The accompanying notes are an integral part of these financial statements.

                               PLANETRX.COM, INC.
                       Condensed Statements of Operations
               (unaudited, in thousands except per share amounts)

                                                 Three Months Ended                   Nine Months Ended
                                                      September 30,                       September 30,
                                              -----------------------------     ---------------------------
                                                 2001               2000               2001          2000
                                              -----------------------------     ---------------------------
Net revenue:
      e-commerce                            $      --           $   9,078             $3,957        $25,023
      Sponsorship                                  --                 864              1,783          3,127
                                             ---------           ---------          ---------      --------
                                                   --               9,942              5,740         28,150
                                             ---------           ---------          ---------      --------
Cost of net revenue:
      e-commerce                                   --               7,903              4,039         21,286
      Sponsorship                                  --                   8                 --            373
                                             ---------           ---------          ---------     ---------
                                                   --               7,911              4,039         21,659
                                             ---------           ---------          ---------     ---------
Gross profit                                       --               2,031              1,701          6,491
                                             ---------           ---------          ---------     ---------
Operating expenses:
      Marketing and sales                          --               7,633                513         45,765
      Shipping, handling and related costs         --               6,519              3,594         19,416
      Product development                          --               4,117              1,335         15,929
      General and administrative                  647               4,513              5,067          9,372
      Amortization of intangible assets            --              10,215                 --         30,645
      Stock-based compensation                    426                 389              1,545          7,518
      Contract restructuring and severance
       charge                                      --                  --                 --          4,466
      Restructuring charges                        --               2,975                 --          2,975
      Impairment loss                              --                  --              2,332             --
                                             ---------           ---------          ---------     ---------
             Total operating expenses           1,073              36,361             14,386        136,086
                                             ---------           ---------          ---------     ---------
Operating loss                                 (1,073)            (34,330)           (12,685)      (129,595)
Other income                                       89                  --              2,114             --
Interest income                                    --                 484                124          2,665
Interest expense                                   --                (194)              (571)          (659)
                                             ---------           ---------          ---------      ---------
Net loss before extraordinary item          $    (984)         $  (34,040)         $ (11,018)   $  (127,589)
Extraordinary gain on the early
 extinguishment of debt, net of taxes of $0       177                  --                177             --
Net loss available to common                 ---------           ---------          ---------      ---------
 stockholders                               $    (807)          $ (34,040)         $ (10,841)     $(127,589)
                                             =========           =========          =========      =========

Basic and diluted net loss per share
 before extraordinary item                  $   (0.16)          $   (5.62)        $   (1.80)      $  (21.33)
Extraordinary gain on the early
 extinguishment of debt, net of taxes of $0      0.03                  --              0.03              --
                                             ---------           ---------          ---------      ---------
Basic and diluted net loss per share        $   (0.13)          $   (5.62)        $   (1.77)      $  (21.33)
                                             =========           =========          =========      =========
Weighted average shares used to
 compute basic and diluted net
 loss per share                                 6,119               6,061             6,125           5,983
                                             =========           =========          =========      =========



   The accompanying notes are an integral part of these financial statements.

                               PLANETRX.COM, INC.
                       Condensed Statements of Cash Flows
                            (unaudited, in thousands)

                                                                        Nine Months Ended
                                                                             September 30,
                                                                  ---------           ----------
                                                                    2001                 2000
                                                                  ---------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                    $  (10,841)          $ (127,589)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
          Depreciation and amortization                               1,860                4,648
          Stock-based compensation                                    1,545                7,518
          Amortization of intangible assets                              --               30,646
          Impairment loss                                             2,332                   --
          Gain on early extinguishment of debt                         (177)
          Gain on sale of intangible assets                          (2,025)                  --
          Changes in assets and liabilities:
               Accounts receivable                                    1,884                   --
               Inventories                                            1,557                 (742)
               Prepaid expenses and other current
                assets                                                1,156                5,620
               Other assets                                             631                  687
               Accounts payable                                      (1,537)              (2,117)
               Accrued expenses and restructuring charges              (882)                  41
               Deferred revenue                                          --                    9
                                                                  ---------           ----------
                     Net cash used in operating
                      activities                                     (4,497)             (81,279)
                                                                  ---------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                 --              (11,537)
     Sale of property and equipment                                   2,218                   --
     Sales of short-term investments                                     --               65,119
     Proceeds from sale of intangible assets                          2,371                   --
                                                                  ---------           ----------
                     Net cash provided by investing activities        4,589               53,582
                                                                  ---------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of unvested Common Stock Options                        (78)                (974)
     Proceeds from issuance of Common Stock                              --                  536
     Proceeds from notes payable and equipment
      financing                                                          --                2,000
     Repayment of notes receivable from stockholders                     --                    1
     Principal payments on capital lease obligations                 (2,072)                 (82)
     Principal payments on borrowings                                (6,319)                (165)
                                                                   ---------          ----------
                     Net cash (used in) provided by financing
                      activities                                     (8,469)               1,316
                                                                   ---------          ----------

(Decrease) in cash and cash equivalents                              (8,377)             (26,381)
Cash and cash equivalents at beginning of period                      8,700               51,629
                                                                   ---------          ----------
Cash and cash equivalents at end of period                        $     323           $   25,248
                                                                   =========          ==========




   The accompanying notes are an integral part of these financial statements.

                               PLANETRX.COM, INC.
                     Notes to Condensed Financial Statements
                                   (unaudited)

Note 1--The Company and Basis of Presentation

The Company

     PlanetRx.com, Inc. ("PlanetRx" or the "Company"), was incorporated in Delaware on March 31, 1995 and was in the development stage through December 31, 1998. Until March 12, 2001, when we closed our online store, the Company was an online healthcare destination for commerce, content and community. As discussed in Note 5 to these financial statements, in April 2001, the Company's Board of Directors authorized management to prepare a formal plan of liquidation and dissolution of the Company for review by the Board. In addition, in an effort to realize as much value as possible for the Company's stockholders, management has been exploring and evaluating various strategic options for the Company, including a possible merger or sale of the Company, while taking steps to monetize certain assets and settle certain obligations of the Company in a manner consistent with either the consummation of a merger or sale or the liquidation and dissolution of the Company.

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


Note 2 - Liquidity

     The Company has sustained losses since inception of $425.8 million. Additionally, the Company expects to continue to incur losses in the future.

         The Company ceased retail operations effective March 12, 2001. Given that the Company does not anticipate having any future business operations, this raises substantial doubt about the Company's ability to continue as a going concern. Consequently, the Company has proposed to liquidate its assets. Management's plans in regard to the proposed liquidation are discussed in Note 5 to these financial statements.

Note 3--Balance Sheet Components (in thousands)

                                                                        September 30,       December 31,
                                                                           2001                2000
         Property and equipment:                                       ---------           ------------
         Computer equipment and software                                  $  102           $  6,941
         Warehouse equipment                                                 352              3,472
         Equipment under capital leases                                        -              2,318
         Furniture and fixtures                                               20                539
         Leasehold improvements                                                -                959
                                                                        --------           --------
                                                                             474             14,229
         Less:  Accumulated depreciation and amortization                   (251)            (7,596)
                                                                        --------           --------
                                                                          $  223           $  6,633
                                                                        ========           ========

                                                                        September 30,       December 31,
                                                                           2001                2000
         Prepaid expenses and other current assets:                    ---------           ------------

         Prepaid business liability insurance                           $     53           $    582
         Short-term deposits                                                  10                 15
         Other                                                                --                622
                                                                        --------           --------
                                                                              63              1,219
                                                                        ========           ========

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

         The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                    Three Months Ended                 Nine Months Ended
                                                         September 30,                   September 30,
                                                ------------------------------    ------------------------------
                                                 2001                2000               2001                2000
                                                ---------          ----------      ---------          ----------

Numerator:
  Net loss before extraordinary item           $    (984)          $  (34,040)    $  (11,018)        $  (127,589)
  Extraordinary gain on the early
   Extinguishment of debt, net of taxes of $0        177                   --            177                  --
                                                 ---------           ---------      ---------           ---------

  Net loss available to common shareholders    $    (807)          $  (34,040)    $  (10,841)        $  (127,589)
                                                 =========         ===========      =========         ===========

Denominator:
  Weighted average common shares                   6,119                6,380          6,135               6,461
  Weighted average unvested common shares
    subject to repurchase                             --                 (319)           (10)               (478)
                                               ---------           ----------      ---------           ----------
  Denominator for basic and diluted
    calculation                                    6,119                6,061          6,125               5,983
                                               =========           ==========      =========           ==========
Basic and diluted net loss per share
 before extraordinary item                     $   (0.16)           $   (5.62)     $   (1.80)          $  (21.33)
Extraordinary gain on the early
 extinguishment of debt, net of taxes of $0         0.03                   --           0.03                  --
                                               ---------            ---------      ---------           ---------
Basic and diluted net loss per share           $   (0.13)           $   (5.62)     $   (1.77)          $  (21.33)
                                               =========            =========      =========           =========


NOTE 5 - Liquidation Plan

     In April 2001, the Company's Board of Directors authorized management to prepare a formal plan of liquidation and dissolution of the Company (the "Plan") for review by the Board. In addition, in an effort to realize as much value as possible for the Company's stockholders, management has been exploring and evaluating various strategic options for the Company, including a possible merger or sale of the Company, while taking steps to monetize certain assets and settle certain obligations of the Company in a manner consistent with either the consummation of a merger or sale or the liquidation and dissolution of the Company. Such steps include the sale of domain names, the execution of a licensing agreement involving media credits owned by the Company, the assignment and/or negotiated cancellation of operating leases and other contractual obligations, and the reduction of personnel to three key employees. Due to the uncertainty of the final outcome of these efforts, the Company is unable to estimate which amounts, if any, will be paid under outstanding commitments. Additionally, there can be no assurances that the Company will be able to recover the reported value of its assets at September 30, 2001. The Company currently is not engaged in any business activities except for the purposes described above and to prosecute or defend lawsuits by or against it.

     If its Board of Directors ultimately determines that the Plan should be adopted, and if its stockholders approve the Plan, the Company anticipates that it will file a certificate of dissolution with the Secretary of State of Delaware, wind up its business affairs, sell and liquidate its properties and assets, including its remaining intellectual property and other intangible assets, and to the extent possible, pay its creditors and make distributions to stockholders in accordance with the Plan.


Note 6 - Early Extinguishment of Debt

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

     The Company made the February payments totaling $102,903 on April 3, 2001, and requested that Comdisco waive the events of default under the Loan Agreement and the Lease Agreement and reinstate both agreements. Comdisco ultimately agreed to waive the events of default if (a) the Company paid Comdisco $6,100,000 (which it paid on April 9, 2001), which was applied first, to pay all outstanding obligations under the Lease Agreement, and then toward repayment of the Loan Agreement, and (b) the Company agreed to terms amending the Loan Agreement, which involved, among other things, an additional $1.4 million principal payment toward the Loan Agreement (which was made during the second quarter of 2001) and a discounted payoff amount of $442,000 (which was made during the third quarter of 2001). As a result of the discounted payoff, the Company recorded an extraordinary gain on the early extinguishment of debt in the third quarter of 2001 of approximately $177,000.


Note 7 - Contingencies

     On and after March 27, 2001, six putative class action lawsuits were filed against the Company, certain underwriters of the Company's initial public offering in October 1999 (the "IPO"), and certain former and current directors and officers of the Company. Named as additional defendants in the suit, which was filed in the United States District Court for the Southern District of New York, are certain underwriters of the IPO, and William J. Razzouk, Steve Valenzuela, Christos M. Cotsakos, David M. Beirne and Michael Moritz who are former directors and officers of the Company. The suits generally allege that the defendants violated federal securities laws by not disclosing certain actions allegedly taken by the underwriter defendants in connection with the IPO. The suits allege specifically that the underwriter defendants, in exchange for the allocation to their customers of shares of the Company's common stock sold in the IPO, solicited and received from their customers undisclosed commissions and required their customers to purchase additional shares of the Company's common stock in the aftermarket at pre-determined prices that were above the IPO price. The suits seek unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company's common stock between October 6, 1999, and March 23, 2001, and one of the suits seeks certification of a plaintiff class consisting of all persons who acquired shares of the Company's common stock between October 7, 1999 and March 24, 2001. The Company is in the process of reviewing the suits and intends to respond in a timely manner. The complaints have been consolidated into a single action. The Company is not required to respond to plaintiffs' claims before a consolidated complaint is filed. As of the date hereof, the Company is unable to predict the outcome of the suit and its ultimate effect, if any, on the Company's financial condition.

Note 8 - Licensing Agreement

     In August 2001, the Company entered into a one-year licensing agreement with Revelation America Incorporated ("Revelation"). Under the terms of the agreement, the two companies will co-brand and market certain products and services using media advertising credits ("Advertising") owned by the Company. During the period ending December 31, 2001, PlanetRx will use not less than $2 million of the Advertising to promote a debit MasterCard issued pursuant to an agreement between Revelation and Merrick Bank Corporation (the "Cash Card") and Revelation products, including PlanetRx products associated with the Cash Card. PlanetRx also can decide, in conjunction with Revelation, to use the remaining $2 million of Advertising to promote such products. Revelation will establish a toll-free PlanetRx number to be used in the Advertising. For each Cash Card issued and activated by using the toll-free number or a click-through from the PlanetRx web site, Revelation will pay PlanetRx a royalty.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS  REPORT  CONTAINS  FORWARD-LOOKING  STATEMENTS  WITHIN THE  MEANING OF
SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED. THESE INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS CONCERNING PLANETRX.COM'S EXPECTATIONS, BELIEFS, INTENTIONS, PLANS, GOALS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED UPON INFORMATION AVAILABLE TO PLANETRX.COM AS OF THE DATE HEREOF, AND PLANETRX.COM ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE INCLUDE, BUT ARE NOT LIMITED TO, CHANGES IN ECONOMIC AND MARKET CONDITIONS AFFECTING PLANETRX.COM, PLANETRX.COM'S INABILITY TO FIND QUALIFIED BUYERS FOR ITS ASSETS OR TO NEGOTIATE THE SETTLEMENT OF ITS CREDITOR OBLIGATIONS, PLANETRX.COM'S
INABILITY TO GENERATE SUFFICIENT CASH TO PAY CREDITOR OBLIGATIONS OR TO MAKE DISTRIBUTIONS TO STOCKHOLDERS, DECISIONS OF COURTS, AND OTHER FACTORS OR RISKS RELATING TO PLANETRX.COM AS SET FORTH IN THIS DOCUMENT AND THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000, INCLUDING (WITHOUT LIMITATION) UNDER THE CAPTIONS "RISK FACTORS" AND "ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS." NOTHING CAN OR SHOULD BE INFERRED ABOUT PLANETRX.COM'S FUTURE REVENUES OR FINANCIAL RESULTS FROM THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS DOCUMENT.


Decision to Liquidate

     In April 2001, our Board of Directors authorized management to prepare a formal plan of liquidation and dissolution of the Company ("the Plan") for review by the Board. In addition, in an effort to realize as much value as possible for the Company's stockholders, we have been exploring and evaluating various strategic options for the Company, including a possible merger or sale of the Company, while taking steps to monetize certain assets and settle certain obligations of the Company in a manner consistent with either the consummation of a merger or sale or the liquidation and dissolution of the Company. These steps include the sale of domain names, the execution of a licensing agreement involving media credits owned by the Company, the assignment and/or negotiated cancellation of operating leases and other contractual obligations, and the reduction of personnel to three key employees. We currently are not engaged in any business activities except for the purposes described above and to prosecute and defend lawsuits by or against us. No assurance can be given that available cash and amounts received on the sale of assets will be adequate to provide for the Company's obligations, liabilities, expenses and claims, or distributions to stockholders.

     If our Board of Directors ultimately determines that the Plan should be adopted, and if our stockholders approve the Plan, we anticipate that we will file a certificate of dissolution with the Secretary of State of Delaware, wind up our business affairs, sell and liquidate our properties and assets, including our remaining intellectual property and other intangible assets, and to the extent possible, pay our creditors and make distributions to stockholders, all in accordance with the Plan.


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

     In August  2001,  we  entered  into a  one-year  licensing  agreement  with
Revelation  America  Incorporated   ("Revelation").   Under  the  terms  of  the
agreement, the two companies will co-brand and market certain products and services using media advertising credits ("Advertising") we own. During the period ending December 31, 2001, we will use not less than $2 million of the Advertising to promote a debit MasterCard issued pursuant to an agreement between Revelation and Merrick Bank Corporation (the "Cash Card") and Revelation products, including PlanetRx products associated with the Cash Card. We also can decide, in conjunction with Revelation, to use the remaining $2 million of Advertising to promote such products. Revelation will establish a toll-free PlanetRx number to be used in the Advertising. For each Cash Card issued and activated by using the toll-free number or a click-through from the PlanetRx web site, Revelation will pay us a royalty.

     On and after March 27, 2001, six putative class action lawsuits were filed against the Company, certain underwriters of the Company's initial public offering in October 1999 (the "IPO"), and certain former and current directors and officers of the Company. Named as additional defendants in the suit, which was filed in the United States District Court for the Southern District of New York, are certain underwriters of the IPO, and William J. Razzouk, Steve Valenzuela, Christos M. Cotsakos, David M. Beirne and Michael Moritz who are former directors and officers of the Company. The suits generally allege that the defendants violated federal securities laws by not disclosing certain actions allegedly taken by the underwriter defendants in connection with the IPO. The suits allege specifically that the underwriter defendants, in exchange for the allocation to their customers of shares of the Company's common stock sold in the IPO, solicited and received from their customers undisclosed commissions and required their customers to purchase additional shares of the Company's common stock in the aftermarket at pre-determined prices that were above the IPO price. The suits seek unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company's common stock between October 6, 1999, and March 23, 2001, and one of the suits seeks certification of a plaintiff class consisting of all persons who acquired shares of the Company's common stock between October 7, 1999 and March 24, 2001. The Company is in the process of reviewing the suits and intends to respond in a timely manner. The complaints have been consolidated into a single action. The Company is not required to respond to plaintiffs' claims before a consolidated complaint is filed. As of the date hereof, the Company is unable to predict the outcome of the suit and its ultimate effect, if any, on the Company's financial condition.

Results of Operations

         The following table sets forth unaudited quarterly statement of operations data for the five quarters ended September 30, 2001. This unaudited quarterly information has been derived from our unaudited financial statements and reflects all adjustments, which, in the opinion of management, are necessary for the fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results to be expected for the full fiscal year or any future period.


                               PlanetRx.com, Inc.
                    Condensed Quarterly Results of Operations
                            (unaudited, in thousands)

                                                                                 Quarter Ended
                                                     --------------------------------------------------------------------------
                                                     September 30,   June 30,        March 31,     December 31,   September 30,
                                                        2001           2001            2001          2000            2000
                                                     --------------------------------------------------------------------------
Net revenue:
    e-commerce                                        $    --      $      --     $    3,957    $    6,440        $  9,078
    Sponsorship                                            --             40          1,743         1,575             864
                                                   ----------     ----------     ----------    ----------      ----------
                                                           --             40          5,700         8,015           9,942
Cost of net revenue:
    e-commerce                                             --              1          4,038         5,937           7,903
    Sponsorship                                            --             --             --            --               8
                                                   ----------     ----------     ----------    ----------      ----------
                                                           --              1          4,038         5,937           7,911
                                                   ----------     ----------     ----------    ----------      ----------
Gross profit                                               --             39          1,662         2,078           2,031
Operating expenses:
    Marketing and sales                                    --             --            513         3,524           7,633
    Shipping, handling and related costs                   --             --          3,594         5,058           6,519
    Product development                                    --             --          1,335         2,332           4,117
    General and administrative                            647          2,625          1,795         2,027           4,513
    Amortization of intangible assets                      --             --             --        10,215          10,215
    Stock-based compensation                              426            430            689        (1,188)            389
    Contract termination and
      severance charges                                    --             --             --            --           4,466
    Restructuring charges                                  --             --             --           762           2,975
    Impairment loss                                        --            141          2,191       163,712              --
                                                   ----------     ----------     ----------    ----------      ----------
            Total operating expenses                    1,073          3,196         10,117       186,442          36,361
                                                   ----------     ----------     ----------    ----------      ----------
Operating loss                                         (1,073)        (3,157)        (8,455)     (184,364)        (34,330)
Other income                                               89            137          1,888            --              --
Interest income (expense), net                             --           (345)          (102)          283             290
                                                   ----------     ----------     ----------     ----------     ----------
Net loss before extraordinary item                 $     (984)    $   (3,365)    $   (6,669)   $ (184,081)       $(34,040)
Extraordinary gain on the early
 extinguishment of debt, net of taxes of $0               177             --             --            --              --
                                                    ----------     ----------     ----------    ----------      ----------
Net loss available to common stockholders          $     (807)    $   (3,365)    $   (6,669)   $ (184,081)     $  (34,040)
                                                   ==========     ==========     ==========    ==========      ==========


Net Revenue

     Net revenues were zero and approximately $9.9 million for the three months ended and $5.7 million and $28.2 million for the nine months ended September 30, 2001 and 2000, respectively. E-commerce revenues were $4.0 million and $25.0 million for the nine months ended September 30, 2001 and 2000, respectively. Sponsorship revenues were $1.8 million and $3.1 million for the nine months ended September 30, 2001 and 2000, respectively. The change in net revenues for the three and nine months is due to the closure of retail operations during the first quarter of 2001.


Cost of Net Revenue

     Cost of revenues were zero and approximately $7.9 million for the three months ended September 30, 2001 and 2000, respectively and $4.0 million and $21.7 million for the nine months ended September 30, 2001 and 2000, respectively. The change in cost of revenues for the three and nine months is due to the closure of retail operations during the first quarter of 2001.


Operating Expenses

     Marketing and Sales. For the three months ended September 30, 2001, marketing and sales expense was zero as compared to $7.6 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, marketing and sales expense was approximately $513,000 as compared to $45.8 million for the nine months ended September 30, 2000. The decrease is due primarily to costs relating to the absence of marketing and promotional campaigns and decreased headcount associated with the closure of retail operations.

     Shipping, Handling and Related Costs. For the three months ended September 30, 2001, shipping, handling and related costs were zero as compared to $6.5 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, shipping, handling and related costs were $3.6 million as compared to $19.4 million for the nine months ended September 30, 2000. This decrease is due to the closure of retail operations.

     Product Development. For the three months ended September 30, 2001, product development expense was zero as compared to $4.1 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, product development expense was $1.3 million as compared to $15.9 million for the nine months ended September 30, 2000. This decrease is related to the closure of our retail stores and the related decline in maintenance of our websites and internal systems.

     General and Administrative. For the three months ended September 30, 2001, general and administrative expenses were $647,000 as compared to $4.5 million for three months ended September 30, 2000. For the nine months ended September 30, 2001, general and administrative expenses were $5.1 million as compared to $9.4 million for nine months ended September 30, 2000. The change in general and administrative expenses for the three and nine months is due to the closure of retail operations during the first quarter of 2001.

     Stock-Based Compensation. Our stock-based compensation expense, net totaled $426,000 for the three months ended September 30, 2001 as compared to $389,000 for the three months ended September 30, 2000. The remaining deferred stock-based compensation balance of approximately $1.4 million will be amortized through 2004.


Liquidity and Capital Resources

     PlanetRx.com invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. Prior to our initial public offering, which closed in October 1999 and provided net proceeds of approximately $101.0 million, we financed our operations primarily through private sales of convertible preferred stock and common stock. At September 30, 2001, we had cash and cash equivalents and investments in marketable debt securities totaling $323,000 compared to $8.7 million at December 31, 2000.

     In April 2001, our Board of Directors authorized management to prepare a formal plan of liquidation and dissolution of the Company (the "Plan") for review by the Board. In addition, in an effort to realize as much value as possible for the Company's stockholders, we have been exploring and evaluating various strategic options for the Company, including a possible merger or sale of the Company, while taking steps to monetize certain assets and settle certain obligations of the Company in a manner consistent with either the consummation of a merger or sale or the liquidation and dissolution of the Company. These steps include the sale of domain names, the execution of a licensing agreement involving media credits owned by the Company, the assignment and/or negotiated cancellation of operating leases and other contractual obligations, and the reduction of personnel to three key employees. We are not currently engaged in any business activities except for the purposes described above and to prosecute or defend lawsuits by or against us. No assurance can be given that available cash and amounts received on the sale of assets will be adequate to provide for the Company's obligations, liabilities, expenses and claims, or distributions to stockholders.

     If our Board of Directors ultimately determines that the Plan should be adopted, and if our stockholders approve the Plan, we anticipate that we will file a certificate of dissolution with the Secretary of State of Delaware, wind up our business affairs, sell and liquidate our properties and assets, including our remaining intellectual property and other intangible assets, and to the extent possible, pay our creditors and make distributions to stockholders in accordance with the Plan. No assurance can be given that available cash and amounts received on the sale of assets will be adequate to provide for the Company's obligations, liabilities, expenses, and claims.

     Net cash used in operating activities was $4.5 million during the nine months ended September 30, 2001, primarily a result of quarterly net losses as well as decreases in accounts payable and accrued expenses partially offset by decreases in accounts receivables, inventories, prepaid expenses and other assets and non-cash charges for depreciation, amortization and impairment losses. Net cash used in operating activities was approximately $81.3 million during the nine months ended September 30, 2000, primarily a result of quarterly net losses as well as increases in inventories and decreases in accounts payable, partially offset by decreases in prepaid expenses and other assets and non-cash charges for depreciation and amortization.

     Net cash provided by investing activities was approximately $4.6 million during the nine months ended September 30, 2001, primarily consisting of proceeds from the sale of intangible assets and property and equipment. Net cash provided by investing activities was approximately $53.6 million during the nine months ended September 30, 2000, primarily consisting of the sale of short-term investments partially offset by the acquisition of equipment and systems, including computer equipment and fixtures and furniture.

     Net cash used in financing activities was approximately $8.5 million during the nine months ended September 30, 2001 and primarily consisted of principal payments on borrowings and capital lease obligations and the repurchase of unvested Common Stock options. Net cash provided by financing activities was approximately $1.3 million during the nine months ended September 30, 2000, primarily consisted of net proceeds from equipment financing, partially offset by repurchases of Common Stock and principal payments on notes payable and capital lease obligations.


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

     We made the February payments totaling $102,903 on April 3, 2001, and requested that Comdisco waive the events of default under the Loan Agreement and the Lease Agreement and reinstate both agreements. Comdisco ultimately agreed to waive the events of default if (a) we paid Comdisco $6,100,000 (which we paid on April 9, 2001), which was applied first, to pay all outstanding obligations under the Lease Agreement, and then toward repayment of the Loan Agreement, and
(b) we agreed to terms amending the Loan Agreement, which involved, among other things, an additional payment of principal under the Loan Agreement in the approximate amount of $1.4 million, which was made during the second quarter of 2001, and a discounted payoff amount of $442,000, which was made during the third quarter of 2001.


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

Date: November 14, 2001



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

10.17*****   Discounted Payoff Agreement, between registrant and Comdisco, Inc.
             dated July 27, 2001.

10.18++ Form of Bill of Sale between registrant and Lightning Logistics, LLC selling and assigning leases of real and personal property located at 6399 Shelby View Drive, Suite 122, Memphis, Tennessee.

10.19++ Form of Assignment of Lease among registrant, Lightning Logistics, LLC and Belz Devco GP

10.20++      Form of Guaranty of Lease by Flextronics International, Ltd.

10.21++ Bill of Sale between registrant and Unicorp, Inc. dated as of July 1, 2001, selling and assigning leases of real and personal property located at 6399 Shelby View Drive, Suites 113-115, Memphis, Tennessee.

10.22++ Form of Assignment of Lease among registrant, UITSG, LLC d/b/a Unicorp and Belz Devco GP

10.23++ PlanetRx.com Licensing Agreement between registrant and Revelation America Incorporated dated as of August 14, 2001.

10.24++ Internet Domain Name Transfer & Escrow Agreement between registrant and Guthy-Renker Corporation dated as of March 15, 2001.

10.25++ Internet Domain Name Transfer & Escrow Agreement between registrant and Pharmacia Corp. dated as of March 21, 2001.

10.26++ Domain Name Purchase Agreement and Bill of Sale between registrant and Ortho Biotech Products, L.P. dated as of April 2, 2001.

10.27++ Internet Domain Name Transfer & Escrow Agreement between registrant and Johnson & Johnson dated as of March 16, 2001.

10.28++ Internet Domain Name Transfer & Escrow Agreement between registrant and SmithKline Beecham dated as of March 12, 2001.

10.29++ Internet Domain Name Transfer & Escrow Agreement between registrant and F.A.C.E.S. dated as of March 5, 2001.

10.30++ Internet Domain Name Transfer & Escrow Agreement between registrant and Simstar Internet Solutions dated as of May 2, 2001.

10.31++ Internet Domain Name Transfer & Escrow Agreement between registrant and Serono, Inc. dated as of March 15, 2001.

10.32++ Domain Name Purchase Agreement and Bill of Sale between registrant and U.S. Nursing Corporation dated as of March 14, 2001.

10.33++ Internet Domain Name Transfer & Escrow Agreement between registrant and Johnson & Johnson dated as of March 14, 2001.

10.34++ Internet Domain Name Transfer & Escrow Agreement between registrant and Richard Gabriel dated as of March 30, 2001.

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

***** Incorporated herein by reference to report on Form 10-Q, for the quarterly period ended June 30, 2001, filed on August 15, 2001.


+ Confidential treatment has been requested for certain portions which have been blacked out in the copy of the exhibit filed with the Securities and Exchange Commission. The omitted information has been filed separately with the Securities and Exchange Commission pursuant to the application for confidential treatment.

++       Filed herewith

Exhibit 10.18
                                  BILL OF SALE

PlanetRx.com, Inc. a corporation formed in the state of TENNESSEE ("Seller"), located at 6399 Shelby View Drive Suite 122, Memphis, Tennessee in consideration of the sum of ONE MILLION FIVE HUNDRED AND THIRTY-TWO THOUSAND TWO HUNDRED AND NINETY-FOUR DOLLARS ($1,532,294.00 USD) hereby sells, transfers, and conveys to Lightning Logistics, LLC a Texas corporation located at 1431 FM 1101 New Braunfels, TX 78130, ("Buyer"), receipt of which is acknowledged, the Property and listed in Schedules "A" and "B" ("Property").

         Seller shall sell and Buyer shall buy, free from all liabilities and encumbrances, the Property owned by Seller and shown on the Schedules attached hereto, and incorporated herein by reference. Seller shall assign and transfer to Buyer all Leased Equipment and Real Property shown on Schedule "B," and Seller's rights under the Leases pertaining thereto, in accordance with the terms contained within the Leases.

         Seller warrants and represents to Buyer the following as to Schedule "A": Seller is the legal owner of and has full corporate right, power and authority to sell, convey and transfer the Property to Buyer; Seller has good and marketable title to all Property sold hereunder, free from all debts and encumbrances except as noted; there are no pending litigation, governmental proceedings or investigations relating to the Property; Seller has the legal right to sell the Property and each item of Property listed; and, Seller will defend title of the Property and of each item of Property against any claim or demand.

         Seller warrants to Buyer the following as to Schedule "B": Seller has the right to transfer the leasehold interest in the Leased Equipment and Facility; the Leases are in good standing; the Lessors have consented to assign the Leases to the Buyer.

         Buyer shall pay to Seller the purchase price stated above upon the execution of this Bill of Sale, receipt of which is hereby acknowledged by Seller. Seller shall deliver this Bill of Sale, fully executed, to Buyer upon receipt of the payment required herein.

         Buyer has been allowed to examine each item of Property sold. The Property and each item of Property is sold or transferred and delivered in a strictly "As Is, Where Is" condition and Seller expressly disclaims all warranties, express or implied, of merchantability of fitness for particular purpose.





         DATED:
               -----------------------------

         PlanetRx.com, Inc.



         ----------------------------------------------
         BY: Paul E. Risner
         ITS: Senior Vice-President and General Counsel









         STATE OF TENNESSEE                 )
                                            ) ss
         COUNTY OF SHELBY                   )

         I certify that I know or have satisfactory evidence that Paul E. Risner, representing PlanetRx.com, Inc. appeared before me, and Paul E. Risner, on behalf of PlanetRx.com, Inc. signed this instrument and acknowledged it to be a free and voluntary act, for the uses and purposes mentioned in the instrument.





         DATED:
               --------------------------------------



         -----------------------------------------------
         Notary Public in and for the State of TENNESSEE, residing at

         ------------------------------------------------------------.
         My appointment expires
                               --------------------------------------.

                                   SCHEDULE A

                              LIST OF PROPERTY SOLD

All Property described and listed on the attachments to Schedule "A."

PlanetRx.com, Inc. signs this Schedule A attached to his Bill of Sale this _______ day of April, 2001.






         -----------------------------
         PlanetRx.com, Inc.


                                                                           Purchase
     PlanetRx.com Asset List: Bldg. 122                       Qty.          Price              Model              S/N

     Warehouse:
         Conveyor Equipment                                    1     $     680,568.00           n/a               n/a
         Mechanical installation                               1     $     182,000.00           n/a               n/a
         Conveyor Control Hdw Engineering                      1     $      14,000.00           n/a               n/a
         Conveyor Control PLC Logic & Softw.                   1     $      18,000.00           n/a               n/a
         Conveyor Controls Hdw. Installation                   1     $     125,000.00           n/a               n/a
         Field Wiring of Motors & Controls                     1     $     115,000.00           n/a               n/a
         Spare parts                                           1     $      28,000.00           n/a               n/a

     Storage Equipment:
       Bulk Rack                                                     $     274,083.00           n/a               n/a
       Bin Shelving                                                  $      38,342.00           n/a               n/a

     Software
       WCS                                                     1     $     229,450.00           n/a               n/a

     Scanning Hardware:
       Hand held scanner                                       19    $       7,410.00           n/a               n/a
       RF scanner guns                                         21    $      71,876.00           n/a               n/a
       RF wearable wrist guns                                  16    $      56,444.00           n/a               n/a
       Data & Server Cabinets                                  3     $       4,331.00           n/a               n/a

       Symbol Spectrum 2 Mbps ethernet access pts.             3     $       4,766.00           n/a               n/a
       UPS 8 kva                                               1     $      10,197.00           n/a               n/a

     Miscellaneous Equipment:
     Packstations                                              36    $      30,897.00           n/a               n/a
       Carts:
         Picking                                               13    $       6,760.00           n/a               n/a
         Stocking                                              24    $       7,080.00           n/a               n/a
         Flat                                                  9     $       1,800.00           n/a               n/a
       Roll lifts                                              4     $       1,200.00           n/a               n/a
       Totes                                                  4800   $      32,395.00           n/a               n/a
       Auto Taper                                              1     $      10,120.00          700R              9930
     Cubi-Scan System                                          1     $      11,000.00         Q1-C550          Q150-053
     Security Cage                                             1     $      12,415.00           n/a               n/a
     Security System                                           1     $     100,000.00           n/a               n/a

     Office Furniture:                                               $     265,750.00           n/a               n/a

     Facility Leasehold Improvements paid by PLRX:                   $     846,000.00           n/a               n/a

                                   SCHEDULE B

             LIST OF LEASED EQUIPMENT AND REAL PROPERTY TRANSFERRED

All Property (Real or Personal) described and listed on the attachments to Schedule "B".

PlanetRx.com, Inc. signs this Schedule B attached to his Bill of Sales this ______ day of April, 2001.





         ---------------------------
         PlanetRx.com, Inc.


PlanetRx.com Leased Items List:  Qty.        Monthly      Lease Term -         Total Lease        Model              Serial Number
Bldg. 122                                  Lease Price       Months                Cost
Air Compressors (75 hp units)      2    $     1,546;00         60          $         92,760      SSR EP75            CK3027U00035
                                                                                                 SSR EP75            CK3026U00035
Refrigerated Compr. Air Dryer      2       incl. Above         -                          -       DXR600              00ADXR6402
                                                                                                  DXR600              99MDXR6402
Lift Equipment:
    Stock Picker                   1    $       374.00         60         $          22,440    Raymond OE35          OE35029305002
    Sit Down Forklife              1    $       415.00         60         $          24,900    Clark TMG620      TMG248-0570-7498-FB
    Standup Reach Forklife         1    $       455.50         60         $          27,330    Clark NPR 17       NPR345-0122-9511FB
    Walkie Stacker                 1    $       205.00         60         $          12,300       CSM 10             CSM-0197-6833

Exide Battery 24v                  1      incl.w/truck         -                    -            E125-15              AXK-164705
Exide Battery 24v                  1      incl.w/truck         -                    -            E125-15              AXK-143338
Exide Battery 36v                  1      incl.w/truck         -                    -            E125-11              AYC-182275
Exide Battery 36v                  1      incl.w/truck         -                    -            E125-11              AYC-182276
Exide Battery 36v                  1      incl.w/truck         -                    -            E125-17              AYC-182298
Exide Battery 36v                  1      incl.w/truck         -                    -            E125-17              AYC-182297

Panel Truck                        1    $     1,590.00         60          $         95,400       WT5500           J8DF5C135Y7700331

3M Auto Tape Machine               1    $       417.90         30          $         12,537       800R3                  2110



          Make                 Model #               Serial Number           Asset Description         PlanetRX Asset #
------------------------- ------------------ ------------------------------- ------------------ --------------------------------
3COM                      SWITCH 400         7ZWF010100                      Networking         M1612
Advance Technology        DPx9                                               Security
Advance Technology        DPx16                                              Security
APC                       Smart UPS          W50009001623                    UPS                M1752
APC                       Smart UPS          W50009001632                    UPS                M1753
APC                       Smart UPS          W50009000010                    UPS                M1756
APC                       Smart UPS          WS0009001612                    UPS                M1793
CISCO                     3600               364062336                       Networking         SF1437
CISCO                     6509               SCA04110BKM                     Networking
CISCO                     4003               JAB040904CA                     Networking
CISCO                     4003               JAB0409048S                     Networking
CISCO                     4003               JAB040903ZM                     Networking
CISCO                     4003               JAB040900401                    Networking
CISCO                     MODULE             SAD0407018F                     Networking
CISCO                     MODULE             SAD040907B6                     Networking
COMPAQ                    DESKPRO            6918BW32B345                    Workstation        M1621
COMPAQ                    DESKPRO            6910VW33G609                    Workstation        M1639
DELL                      55341cf6wbb8       8597527                         Monitor            M1005
DELL                      DIMENSION 350      HXSHK                           Workstation        M1010
DELL                      D1025TM            8569204                         Monitor            M1106
DELL                      DIMENSION V350     HMBQ6                           Workstation        M1124
DELL                      DIMENSION V350     H7LP0                           Workstation        M1128
DELL                      D1025TM            8620581                         Monitor            M1132
DELL                      D1025TM            8597593                         Monitor            M1139
DELL                      DIMENSION V350     HXSKY                           Workstation        M1206
DELL                      DIMENSION V350     HMBR2                           Workstation        M1210
DELL                      D1025TM            8509579                         Monitor            M1221
DELL                      DIMENSION V350     U6ZOM                           Workstation        M1224
DELL                      D1028L             84779-A6363                     Monitor            M1225
DELL                      D1025TM            8509583                         Monitor            M1227
DELL                      DIMENSION V350     HXSH1                           Workstation        M1229
DELL                      D1025TM            8496725                         Monitor            M1234
DELL                      D1025TM            8569195                         Monitor            M1246
DELL                      V350               HX8KW                           Workstation        M1414
DELL                      MM6                hl01u                           Workstation        M1568
DELL                      MM6                MBQL                            Workstation        M1580
DELL                      D1028L             84779-DU526-19                  Monitor            M1581
DELL                      MM6                HKX2Y                           Workstation        M1591
DELL                      MM6                U8RLG                           Workstation        M1597
DELL                      M780               5322DE0Z@Q39                    Workstation        M1627
DELL                      MM6                1fz6u                           Workstation        M1628
DELL                      MM6                H5XCN                           Workstation        M1629
DELL                      D1025TM            8394090                         Monitor            M1630
DELL                      D1025TM            8597597                         Monitor            M1636
DELL                      MM6                U8RKV                           Workstation        M1646
DELL                      D1025TM            8425192                         Monitor            M1647
DELL                      MM6                H6XCQ                           Workstation        M1648
DELL                      D1028L             84779-A7E68                     Monitor            M1653
DELL                      MM6                HMBQ7                           Workstation        M1654
DELL                      D1028L             84779-A8M1M                     Monitor            M1655
DELL                      MM6                HKX2M                           Workstation        M1657
DELL                      MM6                HX6HN                           Workstation        M1661
DELL                      D1025TM            8569198                         Monitor            M1662
DELL                      D1025TM            8569203                         Monitor            M1669
DELL                      D1028L             84779-A7ED7                     Monitor            M1673
DELL                      MM6                HKX2V                           Workstation        M1691
DELL                      XPSR350            84779DU528-19                   Workstation
DELL                      XPSR350            H5XCL                           Workstation        M2097
HP                        DESKJET 882C       cn95s1p0fdge                    Printer            M1011
HP                        8500N              JPDB017145                      Printer            M1603
HP                        722C               MX8BT1SON7                      Printer            M1631
HP                        8500N              JPDB013959                      Printer            M1667
HP                        SCANJET 5300C      TWO1D11107                      Scanner
HP                        LASERJET 4050N     USBC091650                      Printer            SF1659
HP                        SCANJET 5300C      TWO1D10379                      Scanner            M2068
HP                        DESKJET 895CX1     MX92F1W1BM                      Printer
HP                        LASERJET 4050N     USBBZ13228                      Printer            M2071
IBM                       6574-47U           23NR721                         Workstation        M1004
IBM                       6556-03N           23-CXBR6                        Monitor            M1133
IBM                       6556-03N           23-CXBP7                        Monitor            M1211
IBM                       6556-03N           23-CXBR1                        Monitor            M1217
IBM                       6556-03N           23-CXBP8                        Monitor            M1223
IBM                       6556-03N           23-DDPP6                        Monitor            M1250
IBM                       6546-4AN A         24-W524                         Monitor            M1326
IBM                       6550-23N           55-36736                        Monitor            M1458
IBM                       P76                55-15567                        Monitor            M1572
IBM                       P72                23-DDPP5                        Monitor            M1577
IBM                       P76                55-87703                        Monitor            M1584
IBM                       P72                23-DDPN9                        Monitor            M1588
IBM                       300GL              23ACM52                         Workstation        M1593
IBM                       P76                55-36733                        Monitor            M1594
IBM                       P72                23-DDXP3                        Monitor            M1596
IBM                       P72                23-CXBP9                        Monitor            M1601
IBM                       6550-23N           55-15604                        Monitor            M1606
IBM                       P72                23DDPP7                         Monitor            M1622
IBM                       P76                55-15597                        Monitor            M1624
IBM                       P76                5587711                         Monitor            M1626
IBM                       P76                55-87708                        Monitor            M1634
IBM                       P72                23-DDXR1                        Monitor            M1638
IBM                       P76                55-56374                        Monitor            M1641
IBM                       300GL              23NR635                         Workstation        M1650
IBM                       6550-23N           55-15599                        Monitor            M1710
IBM                       P76                55-57153                        Monitor            M1716
IBM                       6550-23N           55-14616                        Monitor
IBM                       300GL              23NT943                         Workstation        M1936
IBM                       6556-03N           23DDPRO                         Monitor            M2096
IBM                       6546-4AN           24WB978                         Monitor            M2066
IBM                       P76                55-56133                        Monitor            M2089
IBM                       6287-59U           23ACW60                         Workstation        M2109
IBM                       6552-23N           55-35798                        Monitor            M2070
IBM                       6552-23N           55-35806                        Monitor            M0273
IBM 300 GL                6287-69U           23ABR76                         Workstation        M1006
IBM 300 GL                6574-47U           23NR556                         Workstation        M1031
IBM 300 GL                6287-92U           23FCHL4                         Workstation        M1350
IBM 300 GL                6287-92U           23FCHH3                         Workstation        M1352
IBM 300 GL                6574-47U           23NR711                         Workstation        M1446
IBM 300 GL                6574-47U           23NT982                         Workstation        M1447
IBM 300 GL                6574-47U           23NP569                         Workstation        M1516
IBM 300 GL                300GL              23ABD93                         Workstation        M1585
IBM 300 GL                300GL              23ACK73                         Workstation        M1589
IBM 300 GL                6574-47U           23NP233                         Workstation        M1605
IBM 300 GL                300GL              23NP135                         Workstation        M1607
IBM 300 GL                300GL              23NT937                         Workstation        M1610
IBM 300 GL                300GL              23NP356                         Workstation        M1623
IBM 300 GL                300GL              23NP229                         Workstation        M1625
IBM 300 GL                300GL              23NP144                         Workstation        M1635
IBM 300 GL                300GL              23GX0N8                         Workstation        M1637
IBM 300 GL                300GL              23NP292                         Workstation        M1642
IBM 300 GL                300GL              23GXDR8                         Workstation        M1644
IBM 300 GL                300GL              23ABF87                         Workstation        M1656
IBM 300 GL                300GL              23SCK86                         Workstation        M1664
IBM 300 GL                300GL              23ACK74                         Workstation        M1666
IBM 300 GL                300GL              23GXCN6                         Workstation        M1670
IBM 300 GL                300GL              23ABV26                         Workstation        M1672
IBM 300 GL                300GL              23ACK13                         Workstation        M1674
IBM 300 GL                300GL              23ABN63                         Workstation        M1690
IBM 300 GL                300GL              23NP383                         Workstation        M1711
IBM 300 GL                300GL              23ACK63                         Workstation        M1712
IBM 300 GL                300GL              23NP361                         Workstation        M1713
IBM 300 GL                6287-92U           23FCCT5                         Workstation        SF1478
IBM 300 GL                300GL              23ABN25                         Workstation        M2095
IBM 300 GL                300GL              23NT301                         Workstation        SF1210
IBM 300 GL                6574-47U           23NT400                         Workstation        M2088
IBM 300 GL                6574-47U           23NT978                         Workstation        M2090
IBM 300 GL                6574-47U           23NT890                         Workstation        M1924
IBM 300 GL                6574-47U           23NT410                         Workstation        M1925
IBM 300 GL                6574-47U           23NP577                         Workstation
IBM 300 GL                6574-47U           23NT992                         Workstation        M2092
IBM 300 GL                6574-47U           23NT311                         Workstation        SF1592
IBM 300 GL                6574-47U           23NR701                         Workstation        M1805
IBM 300 GL                6287-97U           23FBTFO                         Workstation
IBM 300 GL                6574-47U           23NT938                         Workstation
IBM 300 GL                6287-69U           23ABP92                         Workstation
IBM 300 GL                6287-97U           23GWYC4                         Workstation
IBM 300GL                 6287-69U           23ACK45                         Workstation        M1095
IBM 300GL                 6287-69U           23ACT54                         Workstation        M1111
IBM 300GL                 6287-69U           23ACK62                         Workstation        M1113
IBM 300GL                 6287-92U           23FBRY0                         Workstation        M1126
IBM 300GL                 6287-97U           23GWYZ2                         Workstation        M1136
IBM 300GL                 6287-92U           23FBZV8                         Workstation        M1138
IBM 300GL                 6574-47U           23NR565                         Workstation        M1198
IBM 300GL                 6287-69U           23ABP09                         Workstation        M1208
IBM 300GL                 6287-69U           23ABV27                         Workstation        M1212
IBM 300GL                 6287-69U           23ABD27                         Workstation        M1218
IBM 300GL                 6287-69U           23ABC96                         Workstation        M1220
IBM 300GL                 6287-69U           23ABP25                         Workstation        M1222
IBM 300GL                 6287-69U           23ABD40                         Workstation        M1226
IBM 300GL                 6287-69U           23ABR26                         Workstation        M1245
IBM 300GL                 6287-69U           23ABF06                         Workstation        M1247
IBM 300GL                 6287-69U           23ABD35                         Workstation        M1249
IBM 300GL                 6287-97U           23GXDD3                         Workstation        M1318
LEXMARK                   OPTRA SE 3455      11-YH860                        Printer            M1062
LEXMARK                   OPTRA SE 3455      11-YH800                        Printer            M1142
LEXMARK                   OPTRA SE 3455      11-KGY04                        Printer            M1213
LEXMARK                   OPTRA SE 3455      11-KGA57                        Printer            M1214
LEXMARK                   OPTRA SE 3455      11-HKL29                        Printer            M1215
LEXMARK                   OPTRA SE 3455      11-BVX56                        Printer            M1216
LEXMARK                   OPTRA SE 3455      11-YH810                        Printer            M1316
LEXMARK                   OPTRA K1220        1140209                         Printer            M1448
LEXMARK                   SE3455             11-HMT23                        Printer            M1560
LEXMARK                   K1220              1102073                         Printer            M1578
LEXMARK                   K1220              1136491                         Printer            M1587
LEXMARK                   K1220              1121704                         Printer            M1600
LEXMARK                   SE 3455            11-GCR12                        Printer            M1633
LEXMARK                   K1220              1121322                         Printer            M1640
LEXMARK                   SE 3455            11-KGX96                        Printer            M1668
LEXMARK                   SE3455             11-HMT24                        Printer            M1704
LEXMARK                   OPTRA K1220        1147503                         Printer            M2098
LEXMARK                   OPTRA K1220        1146362                         Printer            M2094
LEXMARK                   OPTRA M410         64296                           Printer            M2075
LEXMARK                   OPTRA K1220        1116703                         Printer            M1252
LEXMARK                   OPTRA M410         64131                           Printer
Mitsubishi                VCR HS7424                                         Security
Mitsubishi                VCR HS7424                                         Security
OPTIQUEST                 Q51                CD94400624                      Monitor            M1695
OPTIQUEST                 Q51                CD94400623                      Monitor            M1696
OPTIQUEST                 Q51                CD94400606                      Monitor            M1698
PANASONIC                 2020 MONITOR                                       Monitor
PANASONIC                 2020 MONITOR                                       Monitor
SATO                      M-8400RV           90650027                        Printer
SATO                      M-8400RV           90650022                        Printer
SATO                      M-8400RV           150136                          Printer
SATO                      M-8400RV           150137                          Printer
SONY                      CPD-210GS          4038477                         Monitor            M1123
SONY                      CPD-210GS          4034563                         Monitor            M1125
SONY                      CPD-200ES          4418275                         Monitor            M1135
SONY                      CPD-210GS          4034570                         Monitor            M1143
SONY                      CPD-210GS          4050861                         Monitor            M1205
SONY                      CPD-210GS          4034571                         Monitor            M1207
SONY                      CPD-210GS          4034573                         Monitor            M1209
SONY                      CPD-210GS          4034564                         Monitor            M1219
SONY                      210GS              4050788                         Monitor            M1223
SONY                      CPD-210GS          4034567                         Monitor            M1244
SONY                      CPD-200ES          4414774                         Monitor            M1248
SONY                      210GS              4038332                         Monitor            M1592
SONY                      210GS              4033971                         Monitor            M1616
SONY                      210GX              403D865                         Monitor            M1645
SONY                      210GS              4050701                         Monitor            M1665
SONY                      210GS              4034697                         Monitor            M1671
SONY                      210GS              4034561                         Monitor            M1685
SONY                      CPD210GS                                           Monitor
SONY                      210GS              4050821                         Monitor            SF1482
SONY                      CPD-210GS          4034698                         Monitor            M1009
TRADEMARK                 INDUCTION PC       8566091                         Workstation        M1694
TRADEMARK                 INDUCTION PC       8566093                         Workstation        M1697
TRADEMARK                 INDUCTION PC       866094                          Workstation        M2082
VIEWSONIC                 PS5775             DP93806505                      Monitor            M1003
VIEWSONIC                 E773               DP91700178                      Monitor            M1137
VIEWSONIC                 PS5775             MO94919052        MO94919052    Monitor            M1457
VIEWSONIC                 PS5775             DM00601770                      Monitor            M1459
VIEWSONIC                 PS775              DM00800056                      Monitor            m1586
VIEWSONIC                 PS775              DM00601771                      Monitor            M1604
VIEWSONIC                 E773               DP92002420                      Monitor            M1643
VIEWSONIC                 GS790              M094919059                      Monitor            M1649
VIEWSONIC                 E773               DP92002435                      Monitor            M1658
VIEWSONIC                 PS775              DM00800025                      Monitor            M1692
VIEWSONIC                 PS775              DM00701904                      Monitor            M1693
VIEWSONIC                 E773               DP92002168                      Monitor
VIEWSONIC                 PS775              DM00701900                      Monitor
VIEWSONIC                 GS790              M094204074                      Monitor            M2091
VIEWSONIC                 PS775              DM00800051                      Monitor            M2084
VIEWSONIC                 PS775              DM00800054                      Monitor            M2086
VIEWSONIC                 E773               dp92002167                      Monitor            M1016

             Monthly Building Costs                          Suite 122

             Lease Payment                            $        56,008.00
             Security Service                         $        12,960.00
             Janatorial Services                      $         3,020.00
             Janatorial Supplies                      $           700.00
             MLGW                                     $        22,000.00
             Air Compressor Lease                     $         1,546.00
             Lift Equip. Lease                        $         2,010.00
             Contract Maint. Service                  $        20,000.00
             Kotler                                   $           400.00
             Waste Removal                            $         1,800.00
                      Total Building Costs            $       120,444.00

Exhibit 10.19
                               ASSIGNMENT OF LEASE

     This Agreement made and entered into this ___ day of _____, 2001, by and between Planet Rx, Inc., a corporation organized under the laws of the state of Delaware, having its principal place of business at 6399 Shelby View, Suite 122, Memphis, Tennessee, hereinafter referred to as Assignor, and Lightning Logistics, LLC, having its principal place of business at 1431 FM1101, New Braunfelds, Texas 78130 hereinafter referred to as Assignee.

                                   WITNESSETH:

         WHEREAS, Assignor entered into a Lease Agreement described below for space within the Shelby Oaks Industrial Park, as Tenant therein, for a term of five (5) years commencing on November 24, 1999; and

         WHEREAS, Assignee desires to assume all rights, liabilities, and duties of Assignor as set forth within that Lease Agreement.

         NOW THEREFORE, in consideration of Ten and No/100 Dollars ($10.00), cash in hand, each to the other paid, receipt of which is hereby acknowledged and the mutual covenants contained herein, the parties agree as follows:

         Assignor does hereby grant, convey, and assign to Assignee that Lease dated August 20, 1999, made and executed by Assignor and Belz Devco GP of Memphis, Tennessee, as Landlord, affecting premises described as follows:

         An Industrial space consisting of approximately 30,000 square feet within the Shelby Oaks Industrial Park subject to any and all obligations incurred thereunder by Assignor prior to the date for which Assignor and Assignee shall be jointly and severally liable. A copy of the Lease hereby assigned is attached hereto, the terms of which are incorporated by reference.

         Assignee shall have the Lease during all the remainder of the term and any renewals thereof, as provided therein, subject to the Landlord's rights therein. Neither this Assignment nor the acceptance of rent by Landlord from Assignee, pursuant to this Assignment, shall release, relieve, or in any manner modify the obligations of Assignor under the terms and conditions of the Lease Agreement.

         Assignee shall accept the foregoing Assignment and assume all liability and duty to perform all of the terms and conditions of the Lease on the part of the Assignor to be performed from and after July 1, 2001. Accordingly, Assignee shall pay the minimum rent, additional charges and all other payments and assessments as set forth in the Lease Agreement, and, additionally, shall perform all other terms and conditions to be performed by Tenant in accordance with the Lease Agreement from and after July 1, 2001. Assignee specifically assumes all rights, duties and liabilities of the Tenant therein from and after July 1, 2001.

         Landlord joins in this Assignment for the purpose of manifesting its consent thereto, but expressly reserves the right, to reject any subsequent attempt to assign this Lease Agreement.

         Landlord's consent is predicated upon Assignor's continuing liability under the terms of the Lease Agreement. This Assignment shall not operate to release Assignor from any of the obligations incurred thereunder, and Assignor shall continue to be liable for the faithful performance of all of the terms and conditions in that Lease Agreement dated August 20, 1999, should Assignee default in the performance of the terms, covenants, conditions and obligations (including the payment of rent and all other assessments).

         IN WITNESS whereof the parties have executed this Assignment the date first above written.


                                       ASSIGNOR:  PLANET RX, INC.


                                       BY:
                                          --------------------------------------


                                       ITS:
                                           -------------------------------------



                                       ASSIGNEE:  LIGHTNING LOGISTICS, LLC


                                       BY:
                                          --------------------------------------

                                       ITS:
                                           -------------------------------------

                                       LANDLORD:  BELZ DEVCO GP


                                       BY:
                                          --------------------------------------
                                          Morris I. Thomas, Vice President

                                       BY:
                                          --------------------------------------
                                          Ronald A. Belz, President

STATE OF

COUNTY OF

         Before me, the undersigned, a Notary Public within and for said county and state, duly commissioned and qualified, personally appeared __________________________ with whom I am personally acquainted, and who, upon oath, acknowledged himself to the ___________________ of Planet Rx, Inc., the within named bargainor, a corporation, and that he as such ____________________________, being authorized so to do, executed the foregoing instrument for the purpose therein contained, by signing the name of the corporation by himself.

         WITNESS my hand and Notarial Seal at office this ____ day of _______________, 2001.



                                  ----------------------------------------------
                                  Notary Public
My Commission Expires:
---------------------

STATE OF

COUNTY OF

         Before me, the undersigned, a Notary Public within and for said county and state, duly commissioned and qualified, personally appeared _____________________ with whom I am personally acquainted, and who, upon oath, acknowledged himself to the ______________________ of Lightning Logistics, LLC, the within named bargainor, a limited liability company, and that he as such ______________________, being authorized so to do, executed the foregoing instrument for the purpose therein contained, by signing the name of the limited liability company by himself.

     WITNESS   my  hand  and   Notarial   Seal  at   office   this  ___  day  of
________________, 2001



                                  ----------------------------------------------
                                  Notary Public
My Commission Expires:
-------------------

STATE OF TENNESSEE

COUNTY OF SHELBY

         Before me, the undersigned, a Notary Public, within and for said State and County, duly commissioned and qualified, personally appeared Morris I. Thomas and Ronald A. Belz, duly Vice President and President of Belz Devco GP, the Landlord, to me known to be the above described in and who executed the foregoing instrument and who, upon their oath, acknowledged that they executed the same as their free act and deed and as the free act and deed of the Landlord.

         IN WITNESS WHEREOF I have hereunto subscribed my signature and affixed my official seal on this the ___ day of ______________, 2001.



                                  ----------------------------------------------
                                  Notary Public
My Commission Expires:
-------------------

Exhibit 10.20

                                GUARANTY OF LEASE

         In order to induce Belz Devco GP, (hereinafter "Landlord") to execute that certain Lease Agreement (the "Lease") by and between Landlord and Lightning Logistics, LLC as assignee ("Assignee") for premises located at 6399 Shelby View, Suite 122, Memphis, Tennessee (the "Premises"), a copy of which is attached hereto and made a part hereof, the undersigned, whether one or more, jointly and severally, hereby unconditionally guarantees the payment and performance of, and agrees to pay and perform as a primary obligor, all liabilities, obligations, and duties (including, but not limited to, payment of rent) imposed upon Assignee thereunder. The liability of the undersigned shall also be reduced by the amount of any security deposit actually applied by Landlord to discharge the liability of Tenant following an event of default.

         The undersigned hereby waives notice of acceptance of this Guaranty of Lease ("Guaranty") and all other notices in connection herewith or in connection with the liabilities, obligations and duties guaranteed hereby, including notices of default by Assignee under the Lease, and waives diligence, presentment, and suit on the part of Landlord in the enforcement of any liability, obligation, or duty guaranteed hereby.

         The  undersigned  further  agrees  that  Landlord  shall  not be  first required to enforce against Assignee or any other person any liability, obligation, or duty guaranteed hereby before seeking enforcement thereof against the undersigned. Suit may be brought and maintained against the undersigned by Landlord to enforce any liability, obligation or duty guaranteed hereby without joinder of Assignee or any other person. The liability of the undersigned shall not be affected by any indulgence, compromise, settlement, or variation of terms which may be extended to Assignee by Landlord or agreed upon by Landlord and
Assignee. Landlord and Assignee, without notice to or consent by the undersigned, may at any time or times enter into such modifications, extensions, amendments, or other covenants respecting the Lease as they may deem appropriate, and the undersigned shall not be released thereby, but shall continue to be fully liable for the payment and performance of all liabilities, obligations, and duties of Assignee under the Lease, as so modified, extended or amended.

         The liability of the undersigned hereunder shall in no way be affected by (a) the release or discharge of Assignee in any creditor, receivership, bankruptcy, or other similar proceedings; (b) the impairment, limitation, or modification of the liability of Assignee or the estate of Assignee in bankruptcy or of any remedy for the enforcement of Assignee's liability under the Lease resulting from the operation of any present or future provisions of the Federal Bankruptcy Code or other statute or from the decision of any court;
(c) the rejection or disaffirmance of the Lease in any such proceedings; (d) the assignment or transfer of the Lease by Assignee; or (e) any disability or other defense of Assignee.

         Until all the covenants and conditions in the Lease on Assignee's part to be performed and observed are fully performed and observed, the undersigned
(a) shall have no right of subrogation against Assignee by reason of payments or acts of performance by the undersigned in compliance with the obligations of the undersigned hereunder; (b) waives any right to enforce any remedy which undersigned now or hereafter shall have against Assignee by reason of any one or more payments or acts of performance in compliance with the obligations of the undersigned hereunder; and (c) subordinates any liability or indebtedness of Assignee now or hereafter held by the undersigned to the obligations of Assignee to Landlord under the Lease.

         This Guaranty shall apply to the base lease term and any extension or renewal thereof and to any holdover term following the base term or extension or renewal thereof.

         Within seven (7) days after a written request therefor from Landlord, the undersigned shall deliver to Landlord, or its designee, an estoppel letter from the undersigned, confirming that the Guaranty remains in full force and effect, in accordance with its terms, and ratifying the obligations of the undersigned thereunder.

         This Guaranty shall be binding upon the undersigned and the heirs, executors, and legal representatives of the undersigned, and shall inure to the benefit of Landlord and its successors and assigns.

         This Guaranty shall be governed by and enforced in accordance with the laws of the state in which the Premises are located.

         This Guaranty may not be changed or terminated orally.

         EXECUTED this ____ day of ______________________, 2001.


                                      GUARANTOR:  FLEXTRONICS INTERNATIONAL, LTD


                                      By:
                                         ---------------------------------------

                                      Its:
                                          --------------------------------------

                                      Address of Guarantor:


                                      ------------------------------------------


                                      ------------------------------------------



STATE OF
COUNTY OF

         Before  me,  a  Notary  Public  of  the  State  and  County  aforesaid, personally appeared _______________________ with whom I am personally acquainted, (or proved to me on the basis of satisfactory evidence) and who, upon oath, acknowledge himself to be the ___________________ of Flextronics International, LTD, the within named bargainor, a __________ corporation, and that he executed the foregoing instrument for the purposes therein contained by signing the name of such corporation by himself as such .

         WITNESS my hand and Notarial seal, at office this ___ day of ________________, 2001.


                                         ---------------------------------------
                                         Notary Public
My Commission Expires:
---------------------

Exhibit 10.21
                                  BILL OF SALE


PlanetRx.com, Inc., a corporation formed in the state of TENNESSEE ("Seller"), located at 6399 Shelby View Drive Suite 122, Memphis, Tennessee in consideration of the sum of THREE HUNDRED AND FIFTY-EIGHT THOUSAND DOLLARS ($ 358,000.00 USD) and the special consideration shown below, hereby sells, transfers, and conveys to UNICORP, INC. a Corporation located in Memphis Tennessee, ("Buyer"), receipt of which is acknowledged, the Property and listed on Schedules "A" and "B"("Property").

         Seller shall sell and Buyer shall buy, free from all liabilities and encumbrances, the Property owned by Seller and shown on the Schedules attached hereto, and incorporated herein by reference. Seller shall assign and transfer to Buyer all Leased Real Property shown on Schedule "B," and Seller's rights under the Leases pertaining thereto, in accordance with the terms contained within the Leases.

         Seller warrants and represents to Buyer the following as to Schedule "A": Seller is the legal owner of and has full corporate right, power and authority to sell, convey and transfer the Property to Buyer; Seller has good and marketable title to all Property sold hereunder, free from all debts and encumbrances except as noted; there are no pending litigation, governmental proceedings or investigations relating to the Property; Seller has the legal right to sell the Property and each item of Property listed; and, Seller will defend title of the Property and of each item of Property against any claim or demand.

         Seller warrants to Buyer the following as to Schedule "B": Seller has the right to transfer the leasehold interest in the Real Property; the Leases are in good standing; the Lessors have consented to assign the Leases to the Buyer.

         Buyer shall pay to Seller the  purchase  price  stated above within two
         (2) Business days of the execution of this Bill of Sale, and the effectiveness of this transfer under this Bill of Sale is not valid until receipt of payment is acknowledged by Seller. Seller shall deliver this Bill of Sale, fully executed, to Buyer at Closing, pending receipt of the payment required herein.

         Buyer has been allowed to examine each item of Property sold. The Property and each item of Property is sold or transferred and delivered in a strictly "As Is, Where Is" condition and Seller expressly disclaims all warranties, express or implied, of merchantability or fitness for particular purpose.

         Special Consideration: From the date of Closing, and continuing for a period of two (2) years, Buyer shall continue to host Seller's web-pages, business records and e-mail accounts (up to 25 e-mail accounts) without, charge For a period of six (6) months, or until dissolution of PlanetRx.com, whichever shall first occur.



DATED: 06/22/01


PlanetRx.com, Inc.

/s/ Paul E. Risner
----------------------------------------------------
BY:        Paul E. Risner
ITS:       Senior vice-President and General Counsel






STATE OF TENNESSEE                  )
                                    ) ss
COUNTY OF SHELBY                    )

I certify that I know or have satisfactory evidence that Paul E. Risner, representing PlanetRx.com, Inc. appeared before me, and Paul E. Risner, on behalf of PlanetRx.com, Inc. signed this instrument and acknowledged it to be a free and voluntary act, for the uses and purposes mentioned in the instrument.



DATED: 6/22/01



/s/ Mabel Konya
-----------------------------
Notary Public in and for the State of TENNESSEE, residing at
6615 Stage Rd., Bartlett, TN

My appointment expires 2/10/04






                                   SCHEDULE A

                              LIST OF PROPERTY SOLD



All property described and listed on the attachments to Schedule "A."

PlanetRx.com, Inc. signs this Schedule A attached to his Bill of Sale this 22nd of June, 2001.



/s/ Paul E. Risner, Atty for
----------------------------
PlanetRx.com, Inc.


         Property sold includes, more or less, the items and quantities listed on the attached inventory schedules, A-1 and A-2.

                                                               A-1
Equipment                       Make                  Model                            Count
PC                              IBM                   300GL - P3                                57
PC                              IBM                   300GL - P2                                52
PC                              Dell                  Dimension V350                             5
PC                              Dell                  Dimension 8350                             2

Switch                          Cisco                 Catalyst 5509                              1
Switch                          Cisco                 Catalyst 6500                              2
Switch                          Cisco                 Catalyst 6509                              2
Switch                          Cisco                 Catalyst 4000                              1
Switch                          Cisco                 Catalyst 2600                              2
Switch                          Cisco                 Catalyst 3600                              2
Switch                          Cisco                 Local Director                             4
Firewall                        Cisco                 Pix                                        2
                                VPNWare               VPNet                                      2

Monitor                         Sony                  200ES - 17"                                7
Monitor                         Sony                  210GS - 17"                               54
Monitor                         Dell                  1 T                                        1
Monitor                         IBM                   17"                                        3
Monitor                         Viewsonic             17"                                        6
Monitor                         IBM                   21"                                        2
Monitor                         IBM                   17" Flatscreens                            4
Monitor                         Misc                  17" on pallet                             12

Fax                             Brother               MFC4360                                    1
Printer                         HP                    4500N                                      1
Printer                         Lexmark               Optra 1855                                 1
Printer                         Lexmark               Optra SE3455                               2
Printer                         Lexmark               Optra SC 1275                              1
Printer/Copier                  Bell & Howell         Copyscan                                   2
Printer - Color Laser           HP                    8500                                       1
Laptop                          IBM                   Thinkpad                                   1

Server                          Compaq                Proliant PII                               9
Server                          Compaq                Storage Array(7Drives)                     1
Server                          Compaq                Proliant 6500                              1
Server                          IBM                   Netfinity 5000                             1      0 Drives
Server                          IBM                   Netfinity 5000                             5      2 Drives
Server                          IBM                   Netfinity 5000                             6      3 Drives
Server                          IBM                   Netfinity 5000                            20      4 Drives
Server                          IBM                   Netfinity 5000                             9      5 Drives
Server                          IBM                   Netfinity 5500                             2
Server                          IBM                   Netfinity 5600                             2      3 Drives
Server                          IBM                   Netfinity 5600                             2      6 Drives
Server                          IBM                   Netfinity 5600                             1      4 Drives
Server                          IBM                   SP2                                        5

                                                          A-2

Server                          IBM                   RS6000                                     4
Server                          IBM                   RS600OF50                                  4
Server                          IBM                   RS600OB50                                 14
Server                          IBM                   AS400E                                     5
Server                          IBM                   Netfinity
Server                          HP                    Netserver                                  2

Tape Library                    IBM                   Magstar 3570                               3
Tape Robot                      IBM                   3575L24                                    1
Tape Library                    ADIC                  DLT700                                     2

UPS                             APC                                                              6

                                   SCHEDULE B

             LIST OF LEASED EQUIPMENT AND REAL PROPERTY TRANSFERRED



All Property (Real or Personal) described and listed on the attachments to Schedule "B."

PlanetRx.com, Inc. signs this Schedule B attached to his Bill of Sale this 22nd day of June, 2001.



/s/ Paul E. Risner, Atty for
----------------------------
PlanetRx.com, Inc.


         All leasehold improvements, furniture, fixtures and equipment located in Suites 113 and 115, 6399 Shelby View Drive, Memphis, TN 38134 (except for the Nortel Telephone Switch, handsets and related equipment) as well as assignment of the Leases covering the referenced spaces.

Exhibit 10.22

                               ASSIGNMENT OF LEASE

         This Agreement made and entered into this _____ day of ______________, 2001, by and between Planet Rx, Inc., a corporation organized under the laws of the state of Delaware, having its principal place of business at 6399 Shelby View, Suite 115, Memphis, Tennessee, hereinafter referred to as Assignor, and UITSG, LLC d/b/a Unicorp, having its principal place of business at __________________________________ hereinafter referred to as Assignee.

                                   WITNESSETH:

         WHEREAS, Assignor entered into a Lease Agreement described below for space within the Shelby Oaks Industrial Park, as Tenant therein, for a term of five (5) years commencing on November 24, 1999; and

         WHEREAS, Assignee desires to assume all rights, liabilities, and duties of Assignor as set forth within that Lease Agreement.

         NOW THEREFORE, in consideration of Ten and No/100 Dollars ($10.00), cash in hand, each to the other paid, receipt of which is hereby acknowledged and the mutual covenants contained herein, the parties agree as follows:

         Assignor does hereby grant, convey, and assign to Assignee that Lease dated August 20, 1999, made and executed by Assignor and Belz Devco GP of Memphis, Tennessee, as Landlord, affecting premises described as follows:

         An Industrial space consisting of approximately 30,000 square feet within the Shelby Oaks Industrial Park subject to any and all obligations incurred thereunder by Assignor prior to the date for which Assignor and Assignee shall be jointly and severally liable. A copy of the Lease hereby assigned is attached hereto, the terms of which are incorporated by reference.

         Assignee shall have the Lease during all the remainder of the term and any renewals thereof, as provided therein, subject to the Landlord's rights therein. Neither this Assignment nor the acceptance of rent by Landlord from Assignee, pursuant to this Assignment, shall release, relieve, or in any manner modify the obligations of Assignor under the terms and conditions of the Lease Agreement.

         Assignee shall accept the foregoing Assignment and assume all liability and duty to perform all of the terms and conditions of the Lease on the part of the Assignor to be performed from and after July 1, 2001. Accordingly, Assignee shall pay the minimum rent, additional charges and all other payments and assessments as set forth in the Lease Agreement, and, additionally, shall perform all other terms and conditions to be performed by Tenant in accordance with the Lease Agreement from and after July 1, 2001. Assignee specifically assumes all rights, duties and liabilities of the Tenant therein from and after July 1, 2001.

         Landlord joins in this Assignment for the purpose of manifesting its consent thereto, but expressly reserves the right, to reject any subsequent attempt to assign this Lease Agreement.

         Landlord's consent is predicated upon Assignor's continuing liability under the terms of the Lease Agreement. This Assignment shall not operate to release Assignor from any of the obligations incurred thereunder, and Assignor shall continue to be liable for the faithful performance of all of the terms and conditions in that Lease Agreement dated August 20, 1999, should Assignee default in the performance of the terms, covenants, conditions and obligations (including the payment of rent and all other assessments).

         Assignee shall deposit with Landlord the sum of THIRTY THOUSAND AND 00/100 DOLLARS ($30,000.00) representing the Security Deposit simultaneously with Tenant's execution hereof.

         IN WITNESS whereof the parties have executed this Assignment the date first above written.


                    ASSIGNOR: Planet Rx, Inc.


                    By:
                               ---------------------------------------------
                               ---------------------------------------------

                    Its:
                               ---------------------------------------------



                    ASSIGNEE: UITSG, LLC d/b/a Unicorp


                    By:
                               ---------------------------------------------
                               ---------------------------------------------

                    Its:
                               ---------------------------------------------



                    LANDLORD: Belz Devco GP


                    By:
                               ---------------------------------------------
                               ---------------------------------------------
                               Morris I. Thomas, Vice President

                    By:
                               ---------------------------------------------
                               ---------------------------------------------
                               Ronald A. Belz, President

STATE OF _______________
COUNTY OF _______________

         Before me, the undersigned, a Notary Public within and for said county and state, duly commissioned and qualified, personally appeared _____________________ with whom I am personally acquainted, and who, upon oath, acknowledged himself to the ___________________ of Planet Rx, Inc., the within named bargainor, a corporation, and that he as such _____________________, being authorized so to do, executed the foregoing instrument for the purpose therein contained, by signing the name of the corporation by himself.

         WITNESS my hand and Notarial Seal at office this _____ day of ________________, 2001.



                        --------------------------------------------------------
                        Notary Public

         My Commission Expires: ___________________



STATE OF _______________
COUNTY OF _______________

         Before me, the undersigned, a Notary Public within and for said county and state, duly commissioned and qualified, personally appeared ________________________ with whom I am personally acquainted, and who, upon oath, acknowledged himself to the ___________________ of UITSG, LLC d/b/a Unicorp, the within named bargainor, a limited liability company, and that he as such __________________, being authorized so to do, executed the foregoing instrument for the purpose therein contained, by signing the name of the limited liability company by himself.

     WITNESS  my  hand  and   Notarial   Seal  at  office   this  _____  day  of
______________, 2001



           --------------------------------------------------------
           Notary Public

         My Commission Expires: __________________



STATE OF TENNESSEE
COUNTY OF SHELBY

         Before me, a Notary Public of the State and County aforesaid, personally appeared MORRIS I. THOMAS AND RONALD A. BELZ, VICE PRESIDENT AND PRESIDENT, respectively of URCO, INC., a Tennessee corporation, said corporation is the managing partner of BELZ INVESTCO GP, a Tennessee general partnership, the managing partner of BELZ DEVCO GP., a Tennessee general partnership, with whom I am personally acquainted, and who, upon oath acknowledged that they are the VICE PRESIDENT AND PRESIDENT, respectively, of URCO, INC., managing partner of BELZ INVESTCO GP, the managing partner of BELZ DEVCO GP, and that they as such VICE PRESIDENT AND PRESIDENT, respectively, executed the foregoing instrument for the purpose therein contained by signing the name of such partnerships by such corporation, by themselves as VICE PRESIDENT AND PRESIDENT, respectively, of such corporation.

         WITNESS my hand and Notarial Seal, at office in Memphis, Tennessee, this, the _____ day of _______________, 2001.


         ---------------------------------------
         Notary Public

         My Commission Expires: __________________

Exhibit 10.23
                        PLANETRX.COM LICENSING AGREEMENT

         THIS PLANETRX.COM LICENSING AGREEMENT (the "Agreement") is dated as of the 14 day of August, 2001, by and between REVELATION AMERICA INCORPORATED, a Delaware corporation ("Revelation"), with its principal place of business at 4466 Elvis Presley Boulevard, Suite 310, Memphis, Tennessee 38116 and PLANETRX.COM, INC., a Delaware corporation with its principal place of business at 6419 Shelby View Drive, Memphis, Tennessee 38134 ("PlanetRx").

         WHEREAS, PlanetRx and Revelation desire to enter into a joint effort under a licensing arrangement to co-brand and market certain Revelation and PlanetRx products and services and pay PlanetRx.com a royalty from the sale of the Cash Cards (defined below);

         WHEREAS, Revelation intends to enter into a Co-Branded Debit Card Program Agreement (the "Program Agreement") with MERRICK BANK CORPORATION, a Utah industrial loan corporation ("Merrick Bank") for the issuance of debit cards which bear the logo of MasterCard and Western Union and have the functionality of a debit MasterCard (the "Cash Card"); and

         WHEREAS, PlanetRx has purchased from Fox Entertainment Group, Inc. ("Fox") and owns approximately $4.0 million in advertising which is unused (the "Advertising").

         NOW,   THEREFORE,   in  consideration  of  the  mutual  agreements  and
undertakings set forth herein, the receipt and sufficiency of which are hereby acknowledged, Revelation and PlanetRx agree as follows:

     1. License. During the term of this Agreement and on the terms and conditions set forth herein, PlanetRx grants Revelation a non-assignable, non-exclusive, limited worldwide license to use and promote (i) the PlanetRx trademarks listed in Exhibit 1 (the "Trademarks"), and the PlanetRx products solely as approved in writing by PlanetRx in advance of any use.

     2. Advertising. On the terms and conditions provided herein, PlanetRx hereby agrees to use not less than TWO Million Dollars ($2,000,000) of the advertising during the period ending December 31, 2001, for the benefit of Revelation to promote and advertise the Cash Cards and Revelation products, including without limitation, PlanetRx products associated with the Cash Card. PlanetRx.com will decide, in consultation with Revelation, whether to utilize the remaining two million dollars ($2,000,000) of the Advertising for the purpose of promoting and advertising the Cash Cards and Revelation products, including PlanetRx products associated with the Cash Card, all of which depend upon the results of the first tranche(s) of advertising utilized. PlanetRx will give Revelation thirty (30) days prior notice of its intention to utilize or not utilize the additional two million dollars ($2,000,000) of Advertising for this purpose.

     3. Approval of Advertising; Toll Free Number. Revelation agrees to pay all expenses of one or more toll free numbers assigned to PlanetRx by Revelation (the "PlanetRx Numbers"). The PlanetRx Numbers will be displayed in the Advertising. Revelation represents and warrants that the PlanetRx Numbers (as modified or supplemented) will be exclusively assigned to PlanetRx for the sole use of PlanetRx in accordance with this Agreement for use throughout the United States during the term of this Agreement. The PlanetRx Numbers will be provided supplementally to and may be further supplemented by additional or modified numbers from time to time in the discretion of Revelation and with not less than ten (10) days prior notice to PlanetRx. Revelation represents and warrants that any PlanetRx Number which is discontinued for use by PlanetRx for any reason will not be used by Revelation.

         Each Fox Advertising spot will be subject to the review and approval in all respects by PlanetRx, MasterCard, Western Union, Merrick Bank and Revelation and will be subject to additional approval by Fox and will refer to PlanetRx and its website. Any other advertising that uses the PlanetRx trademark or promotes the PlanetRx products must be approved by PlanetRx. PlanetRx acknowledges that Revelation has no obligation to use the PlanetRx trademarks or to promote the PlanetRx products in marketing the Cash Cards under the Program Agreement other than through the Advertising. PlanetRx further acknowledges, by execution of this Agreement, that PlanetRx is a non-exclusive marketer of Revelation products or services and that Revelation or any other Person in competition with PlanetRx may solicit persons anywhere in the world directly or through any other Person in connection with any of Revelation's products or services, including the Cash Cards issued under the Program Agreement. PlanetRx will provide Revelation weekly (or more or less frequently at the reasonable request of Revelation and as provided by Fox) reports and invoices from Fox showing the cost of the Advertising used, remaining unused Advertising, times of Advertising used and future scheduled Advertising and other matters requested by Revelation.

     4. PlanetRx Fees. For all Cash Cards that are issued and activated using the PlanetRx Numbers ("PlanetRx Activated Card"), Revelation will pay PlanetRx a one-time fee of $10 per PlanetRx Activated Card. Notwithstanding the foregoing, accumulated payments to PlanetRx will not exceed seventy-five percent (75%) of the Advertising used by Revelation (the "Maximum Amount"). Upon payment of the Maximum Amount, Revelation shall have no further obligation to make payments to PlanetRx in accordance with this Agreement. All fees payable to PlanetRx pursuant to this Section 4 will be paid to PlanetRx by Revelation within 2 business days following the day during which Revelation received the respective advertising fees from Merrick Bank and shall be paid pursuant to procedures to be mutually agreed upon by Revelation and PlanetRx. Unless provided for otherwise in this Agreement, a Cash Card shall not be considered a PlanetRx Activated Card unless the Cash Card holder activates the Cash Card using the PlanetRx Number, or from a "click-thru" from the PlanetRx website or an e-mail sent to the PlanetRx membership. Revelation will provide PlanetRx a periodic report showing activation using the PlanetRx Number. PlanetRx shall have the right to audit all records in the possession of Revelation, or any third-party on behalf of Revelation, pertaining to the sale of the cards, the revenue received from the sale of the cards, and the payments received from any third party. PlanetRx may exercise this right at any time during the term of the contract, and for a period of six (6 months after termination/expiration of the contract, by giving Revelation notice not less than two (2) days prior to the date of the audit. The audit shall be conducted during normal business hours in the offices of Revelation, in Memphis Tennessee, and Revelation shall gather all necessary records for the audit upon notice.

     5. Term; Termination. This Agreement will be effective as of the date written above (the "Effective Date") and shall be for an initial term which shall begin on the Effective Date and shall end one (1) year thereafter (the "Term"), unless earlier terminated as follows:

     (a) Termination by PlanetRx. If Revelation breaches any term or condition of this Agreement prior to February 1, 2002, PlanetRx may terminate this Agreement by giving written notice of the reason for such termination, and the Agreement shall terminate without further liability upon thirty (30) days written notice to Revelation if, within that time, Revelation fails to cure the breach or default. The notice shall describe, with as much particularity as possible, the alleged breach. After February 1, 2002, PlanetRx may terminate this Agreement for any reason at any time in PlanetRx's sole and absolute discretion upon written notice to Revelation.

     (b) Termination by Revelation. Revelation may terminate this Agreement for any reason at anytime in Revelation's sole and absolute discretion upon written notice to PlanetRx.

     (c) Termination by PlanetRx, Based Upon Financial Results. PlanetRx may terminate this Agreement at any time after the first 60 days, if the revenue generated to PlanetRx is less than 20% of the advertising credits spent on this campaign.

     6. Effect of Termination. Upon termination of this Agreement for any reason, other than for breach by PlanetRx, Revelation will continue the use of all PlanetRx Numbers and will continue to pay PlanetRx its fees for six (6) months after such termination. Upon termination of the Program Agreement, PlanetRx will discontinue use the Advertising on behalf this joint campaign.

     7. Assignment, Transfer and Sublicensing Arrangements. This Agreement may not be transferred or assigned by PlanetRx or Revelation without the prior written consent of the other party. PlanetRx will not enter into any sublicensing or similar arrangements with respect to this Agreement.

     8. Representations; Indemnity. Each party represents and warrants to the other that the execution, delivery and performance of this Agreement, and the transactions contemplated hereby, will not violate any provision of law applicable to each party, or result in the breach of or otherwise constitute a default under any material contract, agreement or other instrument to which either party is bound. PlanetRx further represents that it owns the Trademarks, and that the use of such Trademark will not infringe on the rights of any person. PlanetRx will indemnify, hold harmless and defend Revelation from and against any and all costs, liabilities, obligations, demands, claims, actions, suits, disbursements, losses, expenses, damages, penalties, fines, or forfeitures, threatened or actual, and legal fees and related costs, judgments and other costs and expenses which may be imposed on, incurred by or asserted against Revelation relating to or based upon a breach of any representation, warranty or obligation of PlanetRx under this Agreement or an infringement by Revelation of the rights of any persons trademarks or rights through the use of the Trademark in accordance with the terms of this Agreement. Revelation will indemnify, hold harmless and defend PlanetRx from and against any and all costs, liabilities, obligations, demands, claims, actions, suits, disbursements, losses, expenses, damages, penalties, fines, or forfeitures, threatened or actual, and legal fees and related costs, judgments and other costs and expenses which may be imposed on, incurred by or asserted against PlanetRx relating to or based upon a breach of any representation, warranty or obligation of Revelation under this Agreement.

     9. Notices. All notices shall be in writing to the following addresses (or to such other address as Revelation or PlanetRx may hereinafter furnish to each other in writing pursuant to this Section 9):

         If to Revelation:

         REVELATION AMERICA INCORPORATED
         4466 Elvis Presley Boulevard, Suite 310
         Memphis, Tennessee 38116
         Attention: John Miller,
         President and Chief Executive Officer

         If to PlanetRx:

         PLANETRX.COM, INC.
         6419 Shelby View Drive
         Memphis, Tennessee 38134
         Attention: Paul E. Risner
         Sr.  Vice-President and General Counsel

         Or to such other address as any party, by notice to the other, may designate from time to time.

         All such notices and communications if addressed and delivered as provided above shall be deemed to have been duly given and received according to the following: (i) at the time delivered by hand, if personally delivered; (ii) 3 business days after being deposited in the U.S. first class mail, postage prepaid, if mailed; (iii) when answered back, if telexed; (iv) when receipt is acknowledged or confirmed, if telecopied; and (v) the next business day after timely delivery to the courier, if sent by commercial courier guaranteeing next day delivery with delivery charges prepaid.

     10. Relationship of Parties. This Agreement will be considered a contractual relationship between Revelation and PlanetRx and will not result in the creation of a joint venture, general partnership or any similar form of organization or agency relationship. The parties may but are not obligated to enter into a strategic alliance for the marketing and sale of other products.

     11. Public Relations; Confidentiality. Revelation and PlanetRx will notify each other immediately of any public relations consequences arising from this solicitation by PlanetRx or Revelation (such as inquiries from the media, consumers, or governmental bodies). Neither party will release any public relations statements relating to the Program Agreement and the relationship created under this Agreement without the prior written consent of the other party.

     12. Survival. The rights and obligations of Revelation and PlanetRx will not survive the termination of this Agreement unless otherwise set forth herein. Notwithstanding the foregoing, the rights and obligations of Revelation and PlanetRx set forth in Sections 4, 8, and 11 of this Agreement shall survive the termination of this Agreement.

     13. Conditional Agreement. Revelation's obligation to consummate the transactions contemplated under this Agreement is subject to the execution of the Program Agreement by Merrick Bank and Revelation.

     14. Arbitration and Jurisdiction. If any controversy or claim arising out of or relating to this Agreement or any related agreement shall not be resolved in 30 days, then any claim, controversy or dispute, relating to the enforcement, nonenforcement, interpretation, performance or breach of any provision of this Agreement, whether sounding in contract, statute, tort, fraud, misrepresentation or other legal theory, between the parties shall be settled exclusively by arbitration in Memphis, Tennessee, pursuant to the Commercial Rules of the American Arbitration Association (the "Rules") in effect at the time any arbitration proceeding is commenced, which Rules are hereby incorporated by reference hereto and made a part of this Agreement. The arbitration award, including any equitable relief, shall be final and binding on the parties hereto and judgment upon such arbitration award may be entered in any court having jurisdiction. The parties hereby recognize and expressly consent to the jurisdiction over each of them by the American Arbitration Association or its successors. The parties may, without inconsistency with this agreement to arbitrate, seek from a court any provisional remedy that may be necessary in order to protect any of its rights or property pending the establishment of the arbitration panel or its determination of the merits of the controversy. The Federal Arbitration Act, 9 U.S.C. Sects. 1-15, not state law, shall govern the arbitrability of all claims. A single arbitrator selected by Revelation engaged in the practice of law shall conduct the arbitration under the then current Rules. The prevailing party, as determined by the arbitrator, shall be entitled to an award of reasonable attorneys' fees and costs.

     15.   Counterparts.   This  Agreement  may  be  executed  in  one  or  more
counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. This Agreement shall become effective as of the date specified in the opening paragraph, upon the execution by Revelation and PlanetRx of at least one counterpart hereof, and it shall not be necessary that any single counterpart bear the signatures of all parties. Execution and delivery of this Agreement by exchange of facsimile copies bearing the facsimile signature of a party shall constitute a valid and binding execution and delivery of this Agreement by such party. Such facsimile copies shall constitute enforceable original documents.

     16. Severability. If any one or more of the provisions contained in this Agreement shall for any reason be held in any jurisdiction invalid, illegal or unenforceable for any reason, this Agreement shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein. Such invalidity, illegality or unenforceability shall not affect the validity, legality or enforceability of any other provisions of this Agreement, and any such invalidity, illegality or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction. To the extent permitted by applicable law, the parties hereto waive any provision of law that prohibits or renders unenforceable any provision hereof.

     17. Successors in Interest. This Agreement shall be binding upon and inure to the benefit of Revelation and PlanetRx and their respective successors and permissible assigns.

     18. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Tennessee and the obligations, rights and remedies of the parties hereunder shall be determined in accordance with such laws.

     19. Brokerage and Consultant Commission. None of the Parties to this Agreement has had any contracts, communications or dealings regarding the subject matter of the transactions contemplated herein with any finder, agent or broker, whether or not licensed as such.

     20. Miscellaneous. The parties further agree that upon request, they shall do such further acts and deeds, and shall execute, acknowledge, deliver and record such other documents and instruments, as may be reasonably necessary from time to time to evidence, confirm or carry out the intent and purposes of this Agreement. This Agreement and the exhibits hereto, set forth the entire understanding of the parties, and supersedes all other prior or contemporaneous representations, agreements and understandings, oral or otherwise, between or among the parties with respect to the matters contained herein.

         IN WITNESS WHEREOF, the parties have hereunto set their hands in execution of this Agreement as of the date first written above.


                                        REVELATION AMERICA INCORPORATED


                                        By: /s/ John C. Miller
                                           -------------------------------------
                                        Name: John C. Miller
                                        Title: President & CEO


                                        PLANETRX.COM, INC.


                                        By: /s/ Paul E. Risner
                                           -------------------------------------
                                        Name: Paul E. Risner
                                        Title: Sr. VP & General Counsel

                                    EXHIBIT 1

                           Toll Free Telephone Number

                              1 (____) ____-______

Exhibit 10.24

                INTERNET DOMAIN NAME TRANSFER & ESCROW AGREEMENT

This Internet Domain Name Transfer & Escrow Agreement ("Agreement") pertains to the Internet domain name ACNE.COM ("Domain Name"), registered by PlanetRx.com , a legal entity of Memphis, TN US ("Registrant"), who is interested in transferring the Domain Name to Guthy-Renker Corporation a legal entity of Santa Monica, CA US ("Customer") using those services provided by GreatDomains.com, Inc., a VeriSign corporation registered under the laws of the state of Delaware ("GreatDomains"), to be effective as of March 15, 2001 ("Effective Date").

         The purpose of this Agreement is to set forth the terms and conditions for the transfer from Registrant to Customer of the Domain Name. It is agreed and understood that GreatDomains shall be deemed to be a party to this Agreement for the purpose of sections 4; 5; 6; 7; and 8 only.

1. Transfer of Domain Name. Registrant agrees to transfer to Customer all of Registrant's right and interest in, to and associated with the Domain Name upon the terms and conditions set forth in this Agreement.
2. Payment. Customer agrees to pay Registrant in cash, or cash equivalents, the amount of $200,000.00 as the total transfer price for the Domain Name ("Transfer Price"). Customer and Registrant agree that payment and transfer of the Transfer Price shall be performed according to the instructions and procedures set forth in the Escrow provisions set forth below. Customer and Registrant agree to cooperate, to take all steps and execute any documents deemed necessary to affect the transfer of the Domain Name and to otherwise achieve the goals contemplated by this Agreement.
3. No Competition. Registrant shall make no further use of the Domain Name as of the Effective Date, nor shall Registrant challenge, interfere, solicit, encourage or assist others to challenge or otherwise interfere with Customer's interest, right or use of the Domain Name. Registrant will not himself, or enable or allow another to, take any action or refrain from any action or otherwise support any claim that may detrimentally affect the registrability, validity of or commercial value associated with the Domain Name, including the goodwill associated therewith.
4. Representations and Warranties. Registrant represents, warrants and reaffirms those certain representations and warranties pertaining to the Domain Name made by Registrant in connection with the Domain Name and those other services provided to Registrant by GreatDomains, including, without limitation, the GreatDomains Use and Access Agreement, GreatDomains Registrant Listing and Right to Transfer Agreement, forms of which may be accessible on the GreatDomains web site, the GreatDomains Domain Name Dispute Policy, the GreatDomains Privacy Policy and all such other agreements and policies as currently in effect and published upon the GreatDomains web site (Registrant and Customer understand that the agreements actually executed by the other parties with GreatDomains may differ substantially from those form documents provided on the GreatDomains web site),. Registrant further represents, warrants and covenants as follows:
     a. Registrant shall deliver under this agreement free and clear right and interest to the Domain Name.
     b. Registrant has not entered, used or otherwise provided any false or inaccurate information in the listing information (that was completed as part of the GreatDomains Registrant Listing and Right to Transfer Agreement), which Registrant acknowledges forms an integral part of this Agreement.
     c. Registrant has all right and interest in and to the Domain Name, free and clear of any encumbrance.
     d. Registrant has not used, and will not make or use, any fraud, misrepresentation, and false or otherwise inaccurate statement in the process of registration or maintenance of the registration of the Domain Name or in connection with the transaction underlying this Agreement.
     e. No fees are owing to the registrar of the Registrant Domain Name or to any other government agency or other entity or party with regard to the registration or maintenance of the Domain Name. Registrant warrants that, other than as may be warranted under the terms of this Agreement, all registration fees to the registrar of the Domain Name are current and shall remain so until final transfer of the Domain Name under this Agreement.
     f. Registrant has not licensed or otherwise allowed or enabled the use of the Domain Name to any other person or entity, or granted any right with respect to the Domain Name to any other person or entity, that may, in any manner, restrict, impede or adversely effect the consummation of the transaction underlying this Agreement.
     g. The execution and performance of the transaction contemplated under this Agreement does not infringe upon any rule of law or the proprietary or other rights or interest of any third party, including, without limitation, trademark, trade-name, privacy or other rights, and shall not cause any harm, damage, expense or otherwise adverse effect upon or to Customer or GreatDomains.

     h. Registrant is not seeking, and has not sought to use or sell the Domain Name for any unlawful purpose, including, but not limited to, unfair competition.
     i.   Registrant,  and  Registrant's  activities,  does  not  constitute  an infringement under the U.S. Anti-Cybersquatting Act of 1999, as amended from time to time.
     j. Registrant has all legal authority, authorizations and capacity to enter into this Agreement and a transaction for the transfer of the Domain Name and to assume the rights and obligations arising hereby;
     k. Registrant is 18 years of age or older, is competent to assume legally binding obligations, has the resources available to honor obligations undertaken, and to make the representations and warranties made herein.
     l. Registrant acknowledges that it has had the opportunity to avail itself of legal and other professional advice before executing this Agreement, and that no representation has been made to it by GreatDomains as to the legal validity or adequacy of any provision in this document or any related document or transaction.
     m. Registrant acknowledges that any and all services provided by GreatDomains under this Agreement, including form agreements that are provided for the benefit of Registrant and Customer, are provided for the facilitation of the transfer of the Domain Name and shall not be construed as legal or other professional advice in any manner whatsoever.
Customer represents, warrants and reaffirms those certain representations and warranties made by Customer in connection with the services provided to Customer by GreatDomains, including, without limitation, the GreatDomains Use and Access Agreement, GreatDomains Domain Name Dispute Policy, the GreatDomains Privacy Policy and all such other agreements and policies as currently in effect and published upon the GreatDomains web site, which Customer acknowledges are incorporated herein by reference. Customer further represents and warrants that
     a.   Customer is duly authorized to execute and enter into this Agreement;
     b. Customer is 18 years of age or older, is competent to assume legally binding obligations, has the resources available to honor obligations undertaken, and to make the representations and warranties made herein
     c. The execution and performance of the transaction contemplated under this Agreement does not infringe upon any rule of law or the proprietary or other rights or interest of any third party, including, without limitation, trademark, trade-name, privacy or other rights, and shall not cause any harm, damage, expense or otherwise adverse effect upon or to Customer or GreatDomains.
     d. Customer has all the resources necessary to complete the transaction contemplated herein and has the authority to commit such resources for the purpose of this transaction; and
     e. Customer has not and will not make any fraudulent or false statements or misrepresentations in connection with the transaction underlying this Agreement.
     f. Customer will not, and has no intent to, use the Domain Name in any manner that may infringe upon the proprietary rights of any third party or for any unlawful purpose, including, without limitation, unfair competition, or in breach of the U.S. Anti-Cybersquatting Act of 1999, as amended from time to time.
     g. Customer acknowledges that it has had the opportunity to avail itself of legal and other professional advice before executing this Agreement, and that no representation has been made to it by GreatDomains as to the legal validity or adequacy of any provision in this document or any related document or transaction.
     h. Customer acknowledges that any and all services provided by GreatDomains under this Agreement, including form agreements that are provided for the benefit of Customer and Registrant, are provided for the facilitation of the transfer of the Domain Name and shall not be construed as legal or other professional advice in any manner whatsoever.
The parties agree that this Agreement and the services provided hereunder, is subject to all applicable local, state, federal and international laws and regulations. Customer & Registrant agree to provide true and accurate information about themselves and any other information required with regard to the transaction contemplated by this Agreement and the RNCA. Neither Customer nor Registrant shall use or submit any inaccurate or false information or otherwise impersonate any person or entity or user name or alias that they are not authorized to use. GreatDomains may, at its sole discretion, immediately terminate any services provided hereunder should either party fail to conform to these terms and conditions.

5. Registrant Name Change Agreement. Customer and Registrant shall execute and deliver to GreatDomains any and all documents deemed necessary to further the goals contemplated by this Agreement, as further instructed by GreatDomains, including, without limitation, Registrant Name Change Agreement and all other instruments of transfer and confirmation and take such other action as may reasonably be deemed necessary or desirable by GreatDomains, and within the time frames to be designated by GreatDomains, in order to effectuate and confirm the transfer to Customer of registration of the Domain Name.
6.       Limitation of Liability.

     (i) Customer and Registrant (i) agree that GreatDomains does not, and will not be asked to, enforce the terms of this agreement or of any other agreement by and between Customer and Registrant pertaining to the Domain Name; (ii) irrevocably grant GreatDomains the right to disclose information pertaining to the identity of Customer and Registrant as may be deemed necessary by GreatDomains to further the goals contemplated by this Agreement or protect the rights granted hereunder, subject to the terms and conditions of the GreatDomains Privacy Policy, as published upon the GreatDomains web site.
     (ii) Registrant shall be responsible for any fees payable to any other third party to effectuate the transfer of ownership and registration of the Domain Name, as contemplated under this Agreement, including, without limitation, any fees payable to the registrar of the Domain Name and to GreatDomains in connection herewith. Other than those representations explicitly provided for in this Agreement, and the agreements and documents incorporated herein, rights and interest over the Domain Name are transferred to Customer "As-Is". Each party may act in reliance upon any instructions, instrument or signature reasonably believed to be genuine. Each party may assume that any employee of the other, who gives any written notice, request or instruction under this Agreement, has the authority to do so. No advice or information, whether oral or written, obtained by either party shall create any warranty or representation not expressly made in this Agreement with regard to the subject matter contemplated herein.
     (iii) CUSTOMER EXPRESSLY AGREES THAT IT IS PURCHASING RIGHTS TO THE DOMAIN NAME AT ITS SOLE RISK. OTHER THAT AS PROVIDED IN THIS AGREEMENT, REGISTRANT AND GREATDOMAINS DISCLAIM ALL WARRANTIES OF ANY KIND, WHETHER EXPRESS OR IMPLIED, INCLUDING, BUT NOT LIMITED TO, ANY IMPLIED WARRANTY OF MERCHANTABILITY OR FITNESS FOR ANY PARTICULAR PURPOSE. REGISTRANT AND GREATDOMAINS DO NOT MAKE ANY WARRANTY THAT THE DOMAIN NAME WILL MEET CUSTOMER'S REQUIREMENTS, OR THAT CUSTOMER WILL BE ABLE TO ATTAIN ANY SPECIFIC RESULTS OR VALUE ASSOCIATED WITH THE DOMAIN NAME OR THE USE THEREOF. CUSTOMER AND REGISTRANT TOWARDS EACH OTHER, AND BOTH CUSTOMER & REGISTRANT TOWARDS GREATDOMAINS, AGREE TO INDEMNIFY AND HOLD THE OTHER (INCLUDING ITS SUBSIDIARIES, AFFILIATES, OFFICERS, DIRECTORS, EMPLOYEES, HEIRS, ASSIGNS AND REPRESENTATIVES) HARMLESS FROM ANY CLAIM, DEMAND, COST, EXPENSE OR CHARGE, INCLUDING ATTORNEYS' FEES, MADE BY ANY THIRD PARTY ARISING FROM OR IN CONNECTION WITH ANY BREACH OF ANY OBLIGATION, REPRESENTATION OR WARRANTY PROVIDED FOR UNDER THIS AGREEMENT. IN NO EVENT SHALL GREATDOMAINS' LIABILITY FOR ANY DIRECT, INDIRECT, INCIDENTAL, SPECIAL OR CONSEQUENTIAL DAMAGES RESULTING IN ANY WAY FROM THE USE OR THE INABILITY TO USE THE SERVICES OR FOR THE COST OR PROCUREMENT OF ANY SERVICES, EXCEED THE AMOUNTS RECEIVED BY GREATDOMAINS FOR THE SERVICES IT PROVIDES HEREUNDER.
7. Escrow. By executing this Agreement, Customer and Registrant agree to perform all necessary payments and obligations required under this Agreement as provided for below. GreatDomains shall advise Customer of the account to which the total Transfer Price is to be remitted ("Escrow Account"). Said instructions shall include details of the Escrow Account and terms of transfer, including, without limitation, fees to be paid to GreatDomains for the escrow services provided under this Provision ("Escrow Instructions"). Customer shall remit such funds to the Escrow Account no later than five (5) business days from the date of receipt of the Escrow Instructions. Upon GreatDomains' receiving confirmation from its bank of the deposit and clearing of such funds into the Escrow Account, GreatDomains shall transmit to the Domain Name registrar the Registrant Name Change Agreement as executed by Customer and Registrant ("RNCA") and all other documentation necessary to effect the transfer of registration over the Domain Name from Registrant to Customer as further contemplated by this Agreement. Customer and Registrant will assist GreatDomains as may be further necessary to complete and submit such documentation. Within three (3) business days of the parties' receiving notification confirming transfer of the Domain Name registration from Registrant to Customer, as will be evidenced in the registrar's WhoIs database, GreatDomains will release the funds deposited in the Escrow Account to Registrant, less any commissions or fees due to GreatDomains or other third parties. Registrant hereby irrevocably authorizes and instructs GreatDomains to withhold any amount owing (including commissions and/or fees) to GreatDomains under this or any other agreement and use such amounts withheld as a setoff against such amounts owing. In no event can this instruction be revoked or withdrawn from this escrow without written approval from GreatDomains.
8. General.
     (i) Unless ordered otherwise and if transfer of the registration as provided for in this Agreement, is not concluded within twelve (12) months of the Effective Date, GreatDomains shall return to Customer any amounts paid into the Escrow Account less any fees owing to GreatDomains.
     (ii) This Agreement is personal to Customer and Registrant, and neither Customer nor Registrant may assign or transfer any of the rights or obligations hereunder without the express written consent of the others.
     (iii) This Agreement shall be governed by and construed in accordance with the laws of the State of California, excluding its conflict of laws provision. If any provision of this Agreement, or part thereof, shall be held to be unenforceable, void or contrary to law, such provision, or part thereof, shall be severed from this Agreement, with the other provisions remaining in full force and effect.
     (iv) The Parties agree that this Agreement may be executed in electronic form, as provided for below, subject to the Uniform Electronic Transactions Act
(1999), as adopted and amended in the State of California. The Parties further agree to execute, acknowledge and deliver all such further instruments, and to do all such other acts, as may be necessary and appropriate in order to effectuate the relationship and allocation of rights contemplated by this Agreement.
     (v) This Agreement constitutes the complete and exclusive agreement between the parties regarding the subject matter hereof, and any and all previous representations, discussions and writings are merged and superseded by this Agreement. This Agreement may be modified only by a written document signed by all the parties hereto.
     (vi) Each party acknowledges that remedies at law may be inadequate to provide the other with full compensation in the event of a breach of any of the provisions of this Agreement, and that the non-breaching party shall therefore be entitled to seek injunctive relief in the event of such material breach, without limiting that parties' right to seek other remedies at law. Both parties represent that they have full and complete authority to enter into this Agreement and perform its obligations and that all actions have been taken necessary to make this a valid and binding contract by the parties hereto.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be
executed  as  of  the  date  first  written  above  by  their  duly   authorized
representatives.


         Registrant:                PlanetRx.com

                  By:      /s/ John McAlpin
                           -----------------------------------------------------
                  Name:    John McAlpin
                  Title:   President & COO


         Customer:                  Guthy-Renker Corporation

                  By:      /s/ B. Van de Bant
                           -----------------------------------------------------
                  Name:    B. Van de Bant
                  Title:   EVP/Corporate Secretary


         GREATDOMAINS.COM, Inc., a VeriSign company

                  By:      /s/ Irene Ing
                           -----------------------------------------------------
                  Name:    Irene Ing
                  Title:   Director, Secondary Market Escrow

Exhibit 10.25
                INTERNET DOMAIN NAME TRANSFER & ESCROW AGREEMENT

This Internet Domain Name Transfer & Escrow Agreement ("Agreement") pertains to the Internet domain name ARTHRITIS.COM ("Domain Name"), registered by PlanetRx , a legal entity of Memphis, TN US ("Registrant"), who is interested in transferring the Domain Name to Pharmacia Corp, a legal entity of Chicago, IL US ("Customer") using those services provided by GreatDomains.com, Inc., a VeriSign corporation registered under the laws of the state of Delaware ("GreatDomains"), to be effective as of March 21, 2001 ("Effective Date").

         The purpose of this Agreement is to set forth the terms and conditions for the transfer from Registrant to Customer of the Domain Name. It is agreed and understood that GreatDomains shall be deemed to be a party to this Agreement for the purpose of sections 4; 5; 6; 7; and 8 only.

1. Transfer of Domain Name. Registrant agrees to transfer to Customer all of Registrant's right and interest in, to and associated with the Domain Name upon the terms and conditions set forth in this Agreement.
2. Payment. Customer agrees to pay Registrant in cash, or cash equivalents, the amount of $250,000.00 as the total transfer price for the Domain Name ("Transfer Price"). Customer and Registrant agree that payment and transfer of the Transfer Price shall be performed according to the instructions and procedures set forth in the Escrow provisions set forth below. Customer and Registrant agree to cooperate, to take all steps and execute any documents deemed necessary to affect the transfer of the Domain Name and to otherwise achieve the goals contemplated by this Agreement.
3. No Competition. Registrant shall make no further use of the Domain Name as of the Effective Date, nor shall Registrant challenge, interfere, solicit, encourage or assist others to challenge or otherwise interfere with Customer's interest, right or use of the Domain Name. Registrant will not himself, or enable or allow another to, take any action or refrain from any action or otherwise support any claim that may detrimentally affect the registrability, validity of or commercial value associated with the Domain Name, including the goodwill associated therewith.
4. Representations and Warranties. Registrant represents, warrants and reaffirms those certain representations and warranties pertaining to the Domain Name made by Registrant in connection with the Domain Name and those other services provided to Registrant by GreatDomains, including, without limitation, the GreatDomains Use and Access Agreement, GreatDomains Registrant Listing and Right to Transfer Agreement, forms of which may be accessible on the GreatDomains web site, the GreatDomains Domain Name Dispute Policy, the GreatDomains Privacy Policy and all such other agreements and policies as currently in effect and published upon the GreatDomains web site (Registrant and Customer understand that the agreements actually executed by the other parties with GreatDomains may differ substantially from those form documents provided on the GreatDomains web site),. Registrant further represents, warrants and covenants as follows:
     a. Registrant shall deliver under this agreement free and clear right and interest to the Domain Name.
     b. Registrant has not entered, used or otherwise provided any false or inaccurate information in the listing information (that was completed as part of the GreatDomains Registrant Listing and Right to Transfer Agreement), which Registrant acknowledges forms an integral part of this Agreement.
     c. Registrant has all right and interest in and to the Domain Name, free and clear of any encumbrance.
     d. Registrant has not used, and will not make or use, any fraud, misrepresentation, and false or otherwise inaccurate statement in the process of registration or maintenance of the registration of the Domain Name or in connection with the transaction underlying this Agreement.
     e. No fees are owing to the registrar of the Registrant Domain Name or to any other government agency or other entity or party with regard to the registration or maintenance of the Domain Name. Registrant warrants that, other than as may be warranted under the terms of this Agreement, all registration fees to the registrar of the Domain Name are current and shall remain so until final transfer of the Domain Name under this Agreement.
     f. Registrant has not licensed or otherwise allowed or enabled the use of the Domain Name to any other person or entity, or granted any right with respect to the Domain Name to any other person or entity, that may, in any manner, restrict, impede or adversely effect the consummation of the transaction underlying this Agreement.
     g. The execution and performance of the transaction contemplated under this Agreement does not infringe upon any rule of law or the proprietary or other rights or interest of any third party, including, without limitation, trademark, trade-name, privacy or other rights, and shall not cause any harm, damage, expense or otherwise adverse effect upon or to Customer or GreatDomains.
     h. Registrant is not seeking, and has not sought to use or sell the Domain Name for any unlawful purpose, including, but not limited to, unfair competition.
     i.   Registrant,  and  Registrant's  activities,  does  not  constitute  an infringement under the U.S. Anti-Cybersquatting Act of 1999, as amended from time to time.
     j. Registrant has all legal authority, authorizations and capacity to enter into this Agreement and a transaction for the transfer of the Domain Name and to assume the rights and obligations arising hereby;
     k. Registrant is 18 years of age or older, is competent to assume legally binding obligations, has the resources available to honor obligations undertaken, and to make the representations and warranties made herein.
     l. Registrant acknowledges that it has had the opportunity to avail itself of legal and other professional advice before executing this Agreement, and that no representation has been made to it by GreatDomains as to the legal validity or adequacy of any provision in this document or any related document or transaction.
     m. Registrant acknowledges that any and all services provided by GreatDomains under this Agreement, including form agreements that are provided for the benefit of Registrant and Customer, are provided for the facilitation of the transfer of the Domain Name and shall not be construed as legal or other professional advice in any manner whatsoever.
Customer represents, warrants and reaffirms those certain representations and warranties made by Customer in connection with the services provided to Customer by GreatDomains, including, without limitation, the GreatDomains Use and Access Agreement, GreatDomains Domain Name Dispute Policy, the GreatDomains Privacy Policy and all such other agreements and policies as currently in effect and published upon the GreatDomains web site, which Customer acknowledges are incorporated herein by reference. Customer further represents and warrants that
     a.   Customer is duly authorized to execute and enter into this Agreement;
     b. Customer is 18 years of age or older, is competent to assume legally binding obligations, has the resources available to honor obligations undertaken, and to make the representations and warranties made herein
     c. The execution and performance of the transaction contemplated under this Agreement does not infringe upon any rule of law or the proprietary or other rights or interest of any third party, including, without limitation, trademark, trade-name, privacy or other rights, and shall not cause any harm, damage, expense or otherwise adverse effect upon or to Customer or GreatDomains.
     d. Customer has all the resources necessary to complete the transaction contemplated herein and has the authority to commit such resources for the purpose of this transaction; and
     e. Customer has not and will not make any fraudulent or false statements or misrepresentations in connection with the transaction underlying this Agreement.
     f. Customer will not, and has no intent to, use the Domain Name in any manner that may infringe upon the proprietary rights of any third party or for any unlawful purpose, including, without limitation, unfair competition, or in breach of the U.S. Anti-Cybersquatting Act of 1999, as amended from time to time.
     g. Customer acknowledges that it has had the opportunity to avail itself of legal and other professional advice before executing this Agreement, and that no representation has been made to it by GreatDomains as to the legal validity or adequacy of any provision in this document or any related document or transaction.
     h. Customer acknowledges that any and all services provided by GreatDomains under this Agreement, including form agreements that are provided for the benefit of Customer and Registrant, are provided for the facilitation of the transfer of the Domain Name and shall not be construed as legal or other professional advice in any manner whatsoever.
The parties agree that this Agreement and the services provided hereunder, is subject to all applicable local, state, federal and international laws and regulations. Customer & Registrant agree to provide true and accurate information about themselves and any other information required with regard to the transaction contemplated by this Agreement and the RNCA. Neither Customer nor Registrant shall use or submit any inaccurate or false information or otherwise impersonate any person or entity or user name or alias that they are not authorized to use.

GreatDomains may, at its sole discretion, immediately terminate any services provided hereunder should either party fail to conform to these terms and conditions.
5. Registrant Name Change Agreement. Customer and Registrant shall execute and deliver to GreatDomains any and all documents deemed necessary to further the goals contemplated by this Agreement, as further instructed by GreatDomains, including, without limitation, Registrant Name Change Agreement and all other instruments of transfer and confirmation and take such other action as may reasonably be deemed necessary or desirable by GreatDomains, and within the time frames to be designated by GreatDomains, in order to effectuate and confirm the transfer to Customer of registration of the Domain Name.
6.       Limitation of Liability.
     (i) Customer and Registrant (i) agree that GreatDomains does not, and will not be asked to, enforce the terms of this agreement or of any other agreement by and between Customer and Registrant pertaining to the Domain Name; (ii) irrevocably grant GreatDomains the right to disclose information pertaining to the identity of Customer and Registrant as may be deemed necessary by GreatDomains to further the goals contemplated by this Agreement or protect the rights granted hereunder, subject to the terms and conditions of the GreatDomains Privacy Policy, as published upon the GreatDomains web site.
     (ii) Registrant shall be responsible for any fees payable to any other third party to effectuate the transfer of ownership and registration of the Domain Name, as contemplated under this Agreement, including, without limitation, any fees payable to the registrar of the Domain Name and to GreatDomains in connection herewith. Other than those representations explicitly provided for in this Agreement, and the agreements and documents incorporated herein, rights and interest over the Domain Name are transferred to Customer "As-Is". Each party may act in reliance upon any instructions, instrument or signature reasonably believed to be genuine. Each party may assume that any employee of the other, who gives any written notice, request or instruction under this Agreement, has the authority to do so. No advice or information, whether oral or written, obtained by either party shall create any warranty or representation not expressly made in this Agreement with regard to the subject matter contemplated herein.
     (iii) CUSTOMER EXPRESSLY AGREES THAT IT IS PURCHASING RIGHTS TO THE DOMAIN NAME AT ITS SOLE RISK. OTHER THAT AS PROVIDED IN THIS AGREEMENT, REGISTRANT AND GREATDOMAINS DISCLAIM ALL WARRANTIES OF ANY KIND, WHETHER EXPRESS OR IMPLIED, INCLUDING, BUT NOT LIMITED TO, ANY IMPLIED WARRANTY OF MERCHANTABILITY OR FITNESS FOR ANY PARTICULAR PURPOSE. REGISTRANT AND GREATDOMAINS DO NOT MAKE ANY WARRANTY THAT THE DOMAIN NAME WILL MEET CUSTOMER'S REQUIREMENTS, OR THAT CUSTOMER WILL BE ABLE TO ATTAIN ANY SPECIFIC RESULTS OR VALUE ASSOCIATED WITH THE DOMAIN NAME OR THE USE THEREOF. CUSTOMER AND REGISTRANT TOWARDS EACH OTHER, AND BOTH CUSTOMER & REGISTRANT TOWARDS GREATDOMAINS, AGREE TO INDEMNIFY AND HOLD THE OTHER (INCLUDING ITS SUBSIDIARIES, AFFILIATES, OFFICERS, DIRECTORS, EMPLOYEES, HEIRS, ASSIGNS AND REPRESENTATIVES) HARMLESS FROM ANY CLAIM, DEMAND, COST, EXPENSE OR CHARGE, INCLUDING ATTORNEYS' FEES, MADE BY ANY THIRD PARTY ARISING FROM OR IN CONNECTION WITH ANY BREACH OF ANY OBLIGATION, REPRESENTATION OR WARRANTY PROVIDED FOR UNDER THIS AGREEMENT. IN NO EVENT SHALL GREATDOMAINS' LIABILITY FOR ANY DIRECT, INDIRECT, INCIDENTAL, SPECIAL OR CONSEQUENTIAL DAMAGES RESULTING IN ANY WAY FROM THE USE OR THE INABILITY TO USE THE SERVICES OR FOR THE COST OR PROCUREMENT OF ANY SERVICES, EXCEED THE AMOUNTS RECEIVED BY GREATDOMAINS FOR THE SERVICES IT PROVIDES HEREUNDER.
7. Escrow. By executing this Agreement, Customer and Registrant agree to perform all necessary payments and obligations required under this Agreement as provided for below. GreatDomains shall advise Customer of the account to which the total Transfer Price is to be remitted ("Escrow Account"). Said instructions shall include details of the Escrow Account and terms of transfer, including, without limitation, fees to be paid to GreatDomains for the escrow services provided under this Provision ("Escrow Instructions"). Customer shall remit such funds to the Escrow Account no later than five (5) business days from the date of receipt of the Escrow Instructions. Upon GreatDomains' receiving confirmation from its bank of the deposit and clearing of such funds into the Escrow Account, GreatDomains shall transmit to the Domain Name registrar the Registrant Name Change Agreement as executed by Customer and Registrant ("RNCA") and all other documentation necessary to effect the transfer of registration over the Domain Name from Registrant to Customer as further contemplated by this Agreement. Customer and Registrant will assist GreatDomains as may be further necessary to complete and submit such documentation. Within three (3) business days of the parties' receiving notification confirming transfer of the Domain Name registration from Registrant to Customer, as will be evidenced in the registrar's WhoIs database,

GreatDomains will release the funds deposited in the Escrow Account to Registrant, less any commissions or fees due to GreatDomains or other third parties. Registrant hereby irrevocably authorizes and instructs GreatDomains to withhold any amount owing (including commissions and/or fees) to GreatDomains under this or any other agreement and use such amounts withheld as a setoff against such amounts owing. In no event can this instruction be revoked or withdrawn from this escrow without written approval from GreatDomains.
8. General.
     (i) Unless ordered otherwise and if transfer of the registration as provided for in this Agreement, is not concluded within twelve (12) months of the Effective Date, GreatDomains shall return to Customer any amounts paid into the Escrow Account less any fees owing to GreatDomains.
     (ii) This Agreement is personal to Customer and Registrant, and neither Customer nor Registrant may assign or transfer any of the rights or obligations hereunder without the express written consent of the others.
     (iii) This Agreement shall be governed by and construed in accordance with the laws of the State of California, excluding its conflict of laws provision. If any provision of this Agreement, or part thereof, shall be held to be unenforceable, void or contrary to law, such provision, or part thereof, shall be severed from this Agreement, with the other provisions remaining in full force and effect.
     (iv) The Parties agree that this Agreement may be executed in electronic form, as provided for below, subject to the Uniform Electronic Transactions Act
(1999), as adopted and amended in the State of California. The Parties further agree to execute, acknowledge and deliver all such further instruments, and to do all such other acts, as may be necessary and appropriate in order to effectuate the relationship and allocation of rights contemplated by this Agreement.
     (v) This Agreement constitutes the complete and exclusive agreement between the parties regarding the subject matter hereof, and any and all previous representations, discussions and writings are merged and superseded by this Agreement. This Agreement may be modified only by a written document signed by all the parties hereto.
     (vi) Each party acknowledges that remedies at law may be inadequate to provide the other with full compensation in the event of a breach of any of the provisions of this Agreement, and that the non-breaching party shall therefore be entitled to seek injunctive relief in the event of such material breach, without limiting that parties' right to seek other remedies at law. Both parties represent that they have full and complete authority to enter into this Agreement and perform its obligations and that all actions have been taken necessary to make this a valid and binding contract by the parties hereto.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be
executed  as  of  the  date  first  written  above  by  their  duly   authorized
representatives.


         Registrant:                PlanetRx

                  By:      /s/ John McAlpin
                           -----------------------------------------------------
                  Name:    John McAlpin
                  Title:   President & COO

         Customer:                  Pharmacia Corp

                  By:      /s/ Cynthia B. Summerfield
                           -----------------------------------------------------
                  Name:    Cynthia B. Summerfield
                  Title:   Associate General Counsel


         GREATDOMAINS.COM, Inc., a VeriSign company

                  By:
                           -----------------------------------------------------
                  Name:    Irene Ing
                  Title:   Director, Secondary Market Escrow

Exhibit 10.26
                 DOMAIN NAME PURCHASE AGREEMENT AND BILL OF SALE


         THIS DOMAIN NAME PURCHASE AGREEMENT AND BILL OF SALE (this "Agreement") dated as of the 2nd day of April, 2001 (the "Effective Date") is between PlanetRx.com, Inc., a Delaware corporation with its principal place of business located at 6399 Shelby View Drive, Suite 122, Memphis, Tennessee 38134 ("Registrant"), and Ortho Biotech Products L.P., a New Jersey partnership, with its principal place of business at 700 Route 202 South, Raritan, NJ 08869 ("Purchaser").

                                Recitals of Fact

         WHEREAS, Registrant and Network Solutions, Inc. ("Network Solutions") have entered into a Domain Name Registration Agreement for the registration of the domain name www.cancer.com (the "Domain Name") located on the World Wide Web and Registrant has registered the Domain Name with Network Solutions; and

         WHEREAS, Registrant desires to sell, transfer, grant, convey, assign, and relinquish any and all rights, title and interest in the Domain Name, including all associated intellectual property rights in the Domain Name, if any, to Purchaser and Purchaser desires to obtain full right, title and interest in the Domain name, including any associated intellectual property rights in the Domain Name from Registrant;

         NOW, THEREFORE, in consideration of the premises above, the mutual covenants and agreements set forth herein, Registrant and Purchaser, intending to be legally bound, hereby agree as follows:

                                   SECTION 1

                              CONVEYANCE OF RIGHTS

     1.1 Conveyance of Rights. Upon the satisfaction of all of the conditions and obligations for the closing of the transaction contemplated hereby as such conditions and obligations are described in Section 2.1 herein, Registrant sells, transfers, grants, conveys, assigns, and relinquishes to Purchaser all right, title and interest in and to the Domain Name on an "As Is" basis, except for those representations and warranties, if any, contained in this Agreement.

     1.2 Transfer of Domain Name. On the Effective Date and from time to time as reasonably requested by Purchaser, Registrant shall fully cooperate with Purchaser to transfer the Domain Name to Purchaser on-line through the Network Solutions Web site located on the World Wide Web at www.networksolutions.com and/or in writing, at Registrant's sole discretion, which shall include the providing of any information and the completion of any forms/documents required from Registrant, as the current registered holder of the Domain Name, in connection with the transfer of the Domain Name. Purchaser shall be responsible for completing any and all requirements necessary to transfer the Domain Name to a new registrant and for providing all information required by Network Solutions to transfer the Domain Name to a new registrant, including, but not limited to, the administrative contact, technical contact, zone contact, and billing contact. Purchaser shall be also responsible for its own registration fees and the completion and submission of a servicing agreement with Network Solutions in connection with the transfer of the Domain Name.

     1.3 Acknowledgement of Rights. In furtherance of this Agreement, Registrant hereby acknowledges that, upon the satisfaction of all of the conditions and obligations for closing the transaction contemplated hereby as such conditions and obligations are described in Section 2.1 herein,

     (A) Purchaser has succeeded to all of Registrant's right, title and interest to:

          (i) receive all rights and benefits pertaining to the Domain Name;

          (ii) institute and prosecute all suits and proceedings and take all actions that Purchaser, in its sole discretion, may deem necessary or proper to collect, assert or enforce any claim, right or title of any kind in and to the Domain Name; and

          (iii) defend and compromise any and all such actions, suits or proceedings relating to such transferred and assigned rights, title, interest, and benefits, and do all other such acts and things in relation thereto as Purchaser, in its sole discretion, deems advisable.

     (B) Registrant shall discontinue use of the link which currently exists between www.Nursing.com to www.PlanetRx.com unless other arrangements between the parties are agreed upon.

                                   SECTION 2

                               PAYMENT AND CLOSING

     2.1 Purchase Price: Conditions to Closing. The purchase price for the Domain Name shall be Eight Hundred Thousand Dollars ($800,000.00) (the "Purchase Money"), and, as a condition to closing the transaction contemplated herein, such Purchase Money shall be wired by the Purchaser on the Closing Date herein to using the wiring instructions as shown on Exhibit A attached hereto. A deposit of ten-percent (10%) of the Purchase Price shall be paid to the Registrant with the execution of this Agreement by wire-transfer as soon as is practicable, but no later than April 4, 2001. The date of the payment of this deposit shall be the Effective Date. The Closing Date for payment of the balance of the Purchase Price shall be not later than the sixth (6th) business day following the payment of the Deposit. After payment of the Deposit, Purchaser shall have five (5) business days to conduct reasonable due diligence, and thereafter shall close as provided herein, or if reasonable grounds exist, terminate this Agreement.

     2.2 Closing. Within two (2) business days of the satisfaction of the conditions to closing contained in Section 2.1 above and receipt of the funds by Registrant, Registrant shall deliver a properly completed, executed and notarized Registrant Name Change Agreement ("RNCA") (as provided and required by Networks Solutions), with such RNCA completed only as to those portions required to be completed by Registrant (as the current holder of the Domain Name) to Purchaser for the purpose of transferring the Domain Name. In addition, Registrant shall complete any other documents, which shall be reasonably required in connection with the transfer and registration of the Domain Name. Purchaser shall be responsible for any and all additional steps necessary to complete the transfer of the Domain Name, which shall include, but are not limited to, the payment of its own registration fees and the completion and submission of any servicing agreement necessary in connection with the transfer of the Domain Name.

     2.3 Further Assurances. Notwithstanding the fact that the Purchase Money may be delivered to Registrant by Purchaser (as required by Section 2.1 herein), Registrant agrees to execute and deliver, from time to time after the Effective Date hereof, upon the request of Purchaser, such further conveyance instruments, and take such further actions, as may be reasonably necessary or desirable to evidence more fully the transfer of ownership of the Domain Name to Purchaser. Registrant therefore agrees after the Effective Date hereof to:

          (i) execute,  acknowledge and deliver any affidavits or documents,  in
     writing  or  electronic  form,  of  assignment,   transfer  and  conveyance
     regarding the Domain Name;

          (ii) at Purchaser's cost, provide testimony in connection with any proceeding affecting the right, title, interest, or benefit of Purchaser in and to the Domain Name; and

          (iii) at Purchaser's cost, Perform any other acts reasonably necessary to carry out the intent of this Agreement.

Nothing in this Section 2.3 or in this Agreement (i) requires any other action by the Registrant other than Registrant's execution of this Agreement in order for the Purchase Money to be delivered to the Registrant; and (ii) shall give Purchaser any right to or title in the Domain Name before the satisfaction of all of the conditions and obligations for closing the transaction contemplated hereby as such conditions and obligations are described in Section 2.1 herein.

                                   SECTION 3

                   REGISTRANT'S REPRESENTATIONS AND WARRANTIES

     Registrant hereby represents and warrants that, as of the Effective Date, and without inquiry or investigation:

          (1) to the best of Registrant's actual knowledge, Purchaser shall receive complete and exclusive right, title and interest in and to all tangible and intangible property rights existing in the Domain Name; (2) to the best of Registrant's actual knowledge, the Domain Name is free and clear of all liens, claims, encumbrances, rights, or equities, now or pending, whatsoever of any third party; (3) to the best of Registrant's actual knowledge, there is no pending, threatened or actual legal dispute, legal or non-legal controversy, alternative dispute resolution mechanism, including mediation or arbitration, or any other disagreement relating to or concerning the Domain Name; (4) Registrant's name currently and accurately appears on Network Solutions' registration records for the Domain Name; (5) all fees due Network Solutions relating to the Domain Name have been and are paid in full; and (6) Registrant has full authority to execute this Agreement.

                                   SECTION 4

                             LIMITATION OF LIABILITY

     The liability as a result of, or in respect of, or arising out of any breach of any covenant, representation or warranty made by either party shall not exceed Eight Hundred Thousand Dollars ($800,000.00).

                                   SECTION 5

                                  MISCELLANEOUS

     5.1 This Agreement shall inure to the benefit of, and be binding upon, the parties hereto together with their respective legal representatives, successors, and assigns.

     5.2 This Agreement shall be governed by, and construed in accordance with, the laws of the State of Tennessee, and the exclusive venue for any actions or disputes brought under or pursuant to this Agreement shall be Memphis, Tennessee.

     5.3 This Agreement supersedes all prior and contemporaneous agreements, assurances, representations, and communications between or among the parties hereto concerning the matters set forth herein.

     5.4 Registrant, together with its officers, directors, employees, contractors, attorneys, accountants and all others under its control, shall not, without prior written approval of Purchaser or unless otherwise required by law, publish or otherwise disclose to any others the terms of this Agreement, or that Purchaser or any of its subsidiary organizations are the buyer of the Domain Name. In addition, Registrant shall carefully restrict access to this information to only those professional advisors who have a need to know this information. Registrant may disclose this information if required by any judicial or governmental request, requirement or order, provided that it takes reasonable steps to give Purchaser sufficient prior notice of that request to contest that request, requirement or order.

     Registrant understands and acknowledges that any disclosure or misappropriation of the terms of this Agreement and the identity of Purchaser or any of its subsidiaries as the buyer of the Domain Name may cause irreparable harm, the amount of which may be difficult to ascertain and, therefore, Purchaser shall have the right to apply to a court of competent jurisdiction for an order restraining any further disclosure or misappropriation, and for such other relief as Purchaser shall deem appropriate. This right for injunctive relief shall be in addition to the remedies otherwise available to Purchaser at law or in equity.

     5.5 All fees charged under this Agreement by Registrant shall be inclusive of any sales, use, import or export, excise, value added, withholding or similar tax. Registrant is solely responsible for, and will file, on a timely basis, all tax returns and payments required to be filed with, or made to, any federal, state or local tax authority with respect to this Agreement.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date above.

                                       REGISTRANT:

                                       PlanetRx.com, Inc.

                                       By:  /s/ Paul E. Risner
                                          --------------------------------------
                                          Paul Risner, Sr. VP & General Counsel

                                       PURCHASER:

                                       Ortho Biotech Products, L.P.



                                       By:  /s/ Liz Barrett Scull
                                          --------------------------------------
                                          Liz Barrett Scull for
                                          Ortho Biotech Products, L.P.
                                          By Ortho Biotech Inc., its General
                                          Partner




                                    EXHIBIT A

                           Wire Transfer Instructions



                           Bank Account number:      1499306739
                           Bank Routing (ABA) Number:ABA#121000358
                           Account Name:  PlanetRx.com

                           Bank of America
                           Contact: Jeffrey Douglass
                           Contact phone number: 415-622-0377

Exhibit 10.27

                INTERNET DOMAIN NAME TRANSFER & ESCROW AGREEMENT

This Internet Domain Name Transfer & Escrow Agreement ("Agreement") pertains to the Internet domain name CHOLESTEROL.COM ("Domain Name"), registered by
PlanetRx.com , a legal entity of Memphis, TN US ("Registrant"), who is interested in transferring the Domain Name to Johnson & Johnson, a legal entity of New Brunswick, NJ US ("Customer") using those services provided by GreatDomains.com, Inc., a VeriSign corporation registered under the laws of the state of Delaware ("GreatDomains"), to be effective as of March 16, 2001 ("Effective Date").

         The purpose of this Agreement is to set forth the terms and conditions for the transfer from Registrant to Customer of the Domain Name. It is agreed and understood that GreatDomains shall be deemed to be a party to this Agreement for the purpose of sections 4; 5; 6; 7; and 8 only.

1. Transfer of Domain Name. Registrant agrees to transfer to Customer all of Registrant's right and interest in, to and associated with the Domain Name upon the terms and conditions set forth in this Agreement.
2. Payment. Customer agrees to pay Registrant in cash, or cash equivalents, the amount of $90,000.00 as the total transfer price for the Domain Name ("Transfer Price"). Customer and Registrant agree that payment and transfer of the Transfer Price shall be performed according to the instructions and procedures set forth in the Escrow provisions set forth below. Customer and Registrant agree to cooperate, to take all steps and execute any documents deemed necessary to affect the transfer of the Domain Name and to otherwise achieve the goals contemplated by this Agreement.
3. No Competition. Registrant shall make no further use of the Domain Name as of the Effective Date, nor shall Registrant challenge, interfere, solicit, encourage or assist others to challenge or otherwise interfere with Customer's interest, right or use of the Domain Name. Registrant will not himself, or enable or allow another to, take any action or refrain from any action or otherwise support any claim that may detrimentally affect the registrability, validity of or commercial value associated with the Domain Name, including the goodwill associated therewith.
4. Representations and Warranties. Registrant represents, warrants and reaffirms those certain representations and warranties pertaining to the Domain Name made by Registrant in connection with the Domain Name and those other services provided to Registrant by GreatDomains, including, without limitation, the GreatDomains Use and Access Agreement, GreatDomains Registrant Listing and Right to Transfer Agreement, forms of which may be accessible on the GreatDomains web site, the GreatDomains Registrant Dispute Policy, the GreatDomains Privacy Policy and all such other agreements and policies as currently in effect and published upon the GreatDomains web site (Registrant and Customer understand that the agreements actually executed by the other parties with GreatDomains may differ substantially from those form documents provided on the GreatDomains web site),. Registrant further represents, warrants and covenants as follows:
     a. Registrant shall deliver under this agreement free and clear right and interest to the Domain Name.
     b. Registrant has not entered, used or otherwise provided any false or inaccurate information in the listing information (that was completed as part of the GreatDomains Registrant Listing and Right to Transfer Agreement), which Registrant acknowledges forms an integral part of this Agreement.
     c. Registrant has all right and interest in and to the Domain Name, free and clear of any encumbrance.
     d. Registrant has not used, and will not make or use, any fraud, misrepresentation, and false or otherwise inaccurate statement in the process of registration or maintenance of the registration of the Domain Name or in connection with the transaction underlying this Agreement.
     e. No fees are owing to the registrar of the Registrant Domain Name or to any other government agency or other entity or party with regard to the registration or maintenance of the Domain Name. Registrant warrants that, other than as may be warranted under the terms of this Agreement, all registration fees to the registrar of the Domain Name are current and shall remain so until final transfer of the Domain Name under this Agreement.
     f. Registrant has not licensed or otherwise allowed or enabled the use of the Domain Name to any other person or entity, or granted any right with respect to the Domain Name to any other person or entity, that may, in any manner, restrict, impede or adversely effect the consummation of the transaction underlying this Agreement.
     g. The execution and performance of the transaction contemplated under this Agreement does not infringe upon any rule of law or the proprietary or other rights or interest of any third party, including, without limitation, trademark, trade-name, privacy or other rights, and shall not cause any harm, damage, expense or otherwise adverse effect upon or to Customer or GreatDomains.
     h. Registrant is not seeking, and has not sought to use or sell the Domain Name for any unlawful purpose, including, but not limited to, unfair competition.
     i.   Registrant,  and  Registrant's  activities,  does  not  constitute  an infringement under the U.S. Anti-Cybersquatting Act of 1999, as amended from time to time.
     j. Registrant has all legal authority, authorizations and capacity to enter into this Agreement and a transaction for the transfer of the Domain Name and to assume the rights and obligations arising hereby;
     k. Registrant is 18 years of age or older, is competent to assume legally binding obligations, has the resources available to honor obligations undertaken, and to make the representations and warranties made herein.
     l. Registrant acknowledges that it has had the opportunity to avail itself of legal and other professional advice before executing this Agreement, and that no representation has been made to it by GreatDomains as to the legal validity or adequacy of any provision in this document or any related document or transaction.
     m. Registrant acknowledges that any and all services provided by GreatDomains under this Agreement, including form agreements that are provided for the benefit of Registrant and Customer, are provided for the facilitation of the transfer of the Domain Name and shall not be construed as legal or other professional advice in any manner whatsoever.
Customer represents, warrants and reaffirms those certain representations and warranties made by Customer in connection with the services provided to Customer by GreatDomains, consisting of, without limitation, the User Agreement, Registrant Dispute, the Privacy Policy, which Customer acknowledges are incorporated herein by reference and are attached hereto as Exhibit A. Customer further represents and warrants that
     a.   Customer is duly authorized to execute and enter into this Agreement;
     b. Customer is 18 years of age or older, is competent to assume legally binding obligations, has the resources available to honor obligations undertaken, and to make the representations and warranties made herein
     c. The execution and performance of the transaction contemplated under this Agreement does not infringe upon any rule of law or the proprietary or other rights or interest of any third party, including, without limitation, trademark, trade-name, privacy or other rights, and shall not cause any harm, damage, expense or otherwise adverse effect upon or to Customer or GreatDomains.
     d. Customer has all the resources necessary to complete the transaction contemplated herein and has the authority to commit such resources for the purpose of this transaction; and
     e. Customer has not and will not make any fraudulent or false statements or misrepresentations in connection with the transaction underlying this Agreement.
     f. Customer will not, and has no intent to, use the Domain Name in any manner that may infringe upon the proprietary rights of any third party or for any unlawful purpose, including, without limitation, unfair competition, or in breach of the U.S. Anti-Cybersquatting Act of 1999, as amended from time to time.
     g. Customer acknowledges that it has had the opportunity to avail itself of legal and other professional advice before executing this Agreement, and that no representation has been made to it by GreatDomains as to the legal validity or adequacy of any provision in this document or any related document or transaction.
     h. Customer acknowledges that any and all services provided by GreatDomains under this Agreement, including form agreements that are provided for the benefit of Customer and Registrant, are provided for the facilitation of the transfer of the Domain Name and shall not be construed as legal or other professional advice in any manner whatsoever.
The parties agree that this Agreement and the services provided hereunder, is subject to all applicable local, state, federal and international laws and regulations. Customer & Registrant agree to provide true and accurate information about themselves and any other information required with regard to the transaction contemplated by this Agreement and the RNCA. Neither Customer nor Registrant shall use or submit any inaccurate or false information or otherwise impersonate any person or entity or user name or alias that they are not authorized to use. GreatDomains may, at its sole discretion, immediately terminate any services provided hereunder should either party fail to conform to these terms and conditions.

5. Registrant Name Change Agreement. Customer and Registrant shall execute and deliver to GreatDomains any and all documents deemed necessary to further the goals contemplated by this Agreement, as further instructed by GreatDomains, including, without limitation, Registrant Name Change Agreement and all other instruments of transfer and confirmation and take such other action as may reasonably be deemed necessary or desirable by GreatDomains, and within the time frames to be designated by GreatDomains, in order to effectuate and confirm the transfer to Customer of registration of the Domain Name.
6.       Limitation of Liability.
     (i) Customer and Registrant (i) agree that GreatDomains does not, and will not be asked to, enforce the terms of this agreement or of any other agreement by and between Customer and Registrant pertaining to the Domain Name; (ii) irrevocably grant GreatDomains the right to disclose information pertaining to the identity of Customer and Registrant as may be deemed necessary by GreatDomains to further the goals contemplated by this Agreement or protect the rights granted hereunder, subject to the terms and conditions of the GreatDomains Privacy Policy, as published upon the GreatDomains web site.
     (ii) Registrant shall be responsible for any fees payable to any other third party to effectuate the transfer of ownership and registration of the Domain Name, as contemplated under this Agreement, including, without limitation, any fees payable to the registrar of the Domain Name and to GreatDomains in connection herewith. Other than those representations explicitly provided for in this Agreement, and the agreements and documents incorporated herein, rights and interest over the Domain Name are transferred to Customer "As-Is". Each party may act in reliance upon any instructions, instrument or signature reasonably believed to be genuine. Each party may assume that any employee of the other, who gives any written notice, request or instruction under this Agreement, has the authority to do so. No advice or information, whether oral or written, obtained by either party shall create any warranty or representation not expressly made in this Agreement with regard to the subject matter contemplated herein.
     (iii) CUSTOMER EXPRESSLY AGREES THAT IT IS PURCHASING RIGHTS TO THE DOMAIN NAME AT ITS SOLE RISK. OTHER THAT AS PROVIDED IN THIS AGREEMENT, REGISTRANT AND GREATDOMAINS DISCLAIM ALL WARRANTIES OF ANY KIND, WHETHER EXPRESS OR IMPLIED, INCLUDING, BUT NOT LIMITED TO, ANY IMPLIED WARRANTY OF MERCHANTABILITY OR FITNESS FOR ANY PARTICULAR PURPOSE. REGISTRANT AND GREATDOMAINS DO NOT MAKE ANY WARRANTY THAT THE DOMAIN NAME WILL MEET CUSTOMER'S REQUIREMENTS, OR THAT CUSTOMER WILL BE ABLE TO ATTAIN ANY SPECIFIC RESULTS OR VALUE ASSOCIATED WITH THE DOMAIN NAME OR THE USE THEREOF. CUSTOMER AND REGISTRANT TOWARDS EACH OTHER, AND BOTH CUSTOMER & REGISTRANT TOWARDS GREATDOMAINS, AGREE TO INDEMNIFY AND HOLD THE OTHER (INCLUDING ITS SUBSIDIARIES, AFFILIATES, OFFICERS, DIRECTORS, EMPLOYEES, HEIRS, ASSIGNS AND REPRESENTATIVES) HARMLESS FROM ANY CLAIM, DEMAND, COST, EXPENSE OR CHARGE, INCLUDING ATTORNEYS' FEES, MADE BY ANY THIRD PARTY ARISING FROM OR IN CONNECTION WITH ANY BREACH OF ANY OBLIGATION, REPRESENTATION OR WARRANTY PROVIDED FOR UNDER THIS AGREEMENT. IN NO EVENT SHALL GREATDOMAINS' LIABILITY FOR ANY DIRECT, INDIRECT, INCIDENTAL, SPECIAL OR CONSEQUENTIAL DAMAGES RESULTING IN ANY WAY FROM THE USE OR THE INABILITY TO USE THE SERVICES OR FOR THE COST OR PROCUREMENT OF ANY SERVICES, EXCEED THE AMOUNTS RECEIVED BY GREATDOMAINS FOR THE SERVICES IT PROVIDES HEREUNDER.
7. Escrow. By executing this Agreement, Customer and Registrant agree to perform all necessary payments and obligations required under this Agreement as provided for below. GreatDomains shall advise Customer of the account to which the total Transfer Price is to be remitted ("Escrow Account"). Said instructions shall include details of the Escrow Account and terms of transfer, including, without limitation, fees to be paid to GreatDomains for the escrow services provided under this Provision ("Escrow Instructions"). Customer shall remit such funds to the Escrow Account no later than five (5) business days from the date of receipt of the Escrow Instructions. Upon GreatDomains' receiving confirmation from its bank of the deposit and clearing of such funds into the Escrow Account, GreatDomains shall transmit to the Domain Name registrar the Registrant Name Change Agreement as executed by Customer and Registrant ("RNCA") and all other documentation necessary to effect the transfer of registration over the Domain Name from Registrant to Customer as further contemplated by this Agreement. Customer and Registrant will assist GreatDomains as may be further necessary to complete and submit such documentation. Within three (3) business days of the parties' receiving notification confirming transfer of the Domain Name registration from Registrant to Customer, as will be evidenced in the registrar's WhoIs database, GreatDomains will release the funds deposited in the Escrow Account to Registrant, less any commissions or fees due to GreatDomains or other third parties. Registrant hereby irrevocably authorizes and instructs GreatDomains to withhold any amount owing (including commissions and/or fees) to GreatDomains under this or any other agreement and use such amounts withheld as a setoff against such amounts owing. In no event can this instruction be revoked or withdrawn from this escrow without written approval from GreatDomains.

8. General.
     a. Unless ordered otherwise and if transfer of the registration as provided for in this Agreement, is not concluded within twelve (12) months of the Effective Date, GreatDomains shall return to Customer any amounts paid into the Escrow Account less any fees owing to GreatDomains.
     b. This Agreement is personal to Customer and Registrant, and neither Customer nor Registrant may assign or transfer any of the rights or obligations hereunder without the express written consent of the others.
     c. This Agreement shall be governed by and construed in accordance with the laws of the State of California, excluding its conflict of laws provision. If any provision of this Agreement, or part thereof, shall be held to be unenforceable, void or contrary to law, such provision, or part thereof, shall be severed from this Agreement, with the other provisions remaining in full force and effect.
     d. The Parties agree that this Agreement may be executed in electronic form, as provided for below, subject to the Uniform Electronic Transactions Act (1999), as adopted and amended in the State of California. The Parties further agree to execute, acknowledge and deliver all such further instruments, and to do all such other acts, as may be necessary and appropriate in order to effectuate the relationship and allocation of rights contemplated by this Agreement.
     e. This Agreement constitutes the complete and exclusive agreement between the parties regarding the subject matter hereof, and any and all previous representations, discussions and writings are merged and superseded by this Agreement. This Agreement may be modified only by a written document signed by all the parties hereto.
     f. Each party acknowledges that remedies at law may be inadequate to provide the other with full compensation in the event of a breach of any of the provisions of this Agreement, and that the non-breaching party shall therefore be entitled to seek injunctive relief in the event of such material breach, without limiting that parties' right to seek other remedies at law.
Both parties represent that they have full and complete authority to enter into this Agreement and perform its obligations and that all actions have been taken necessary to make this a valid and binding contract by the parties hereto.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be
executed  as  of  the  date  first  written  above  by  their  duly   authorized
representatives.


         Registrant:                PlanetRx.com

                  By:      /s/ Paul E. Risner
                           -----------------------------------------------------
                  Name:    Paul E. Risner
                  Title:   Sr.VP & Gen. Counsel

         Customer:                  Johnson & Johnson

                  By:      /s/ Richard F. Biribauer
                           -----------------------------------------------------
                  Name:    Richard F. Biribauer
                  Title:   Assistant Secretary, Attorney

         GREATDOMAINS.COM, Inc., a VeriSign company

                  By:
                           -----------------------------------------------------
                  Name:    Irene Ing
                  Title:   Director, Secondary Market Escrow

Exhibit 10.28

                INTERNET DOMAIN NAMES TRANSFER & ESCROW AGREEMENT

This Internet Domain Names Transfer & Escrow Agreement ("Agreement") pertains to the Internet Domain Names DIABETES.COM and DEPRESSION.COM (two Domain Names) ("Domain Names"), registered by PlanetRx_ , a legal entity of Memphis, TN US ("Registrant"), who is interested in transferring the Domain Names to SmithKline Beecham, a legal entity of Philadelphia, PA US ("Customer") using those services provided by GreatDomains.com, Inc., a VeriSign corporation registered under the laws of the state of Delaware ("GreatDomains"), to be effective as of March 12, 2001 ("Effective Date").

         The purpose of this Agreement is to set forth the terms and conditions for the transfer from Registrant to Customer of the Domain Names. It is agreed and understood that GreatDomains shall be deemed to be a party to this Agreement for the purpose of sections 4; 5; 6; 7; and 8 only.

1. Transfer of Domain Names. Registrant agrees to transfer to Customer all of Registrant's right and interest in, to and associated with the Domain Names upon the terms and conditions set forth in this Agreement.
2. Payment. Customer agrees to pay Registrant in cash, or cash equivalents, the amount of $400,000.00 as the total transfer price for the Domain Names ("Transfer Price"). Customer and Registrant agree that payment and transfer of the Transfer Price shall be performed according to the instructions and procedures set forth in the Escrow provisions set forth below. Customer and Registrant agree to cooperate, to take all steps and execute any documents deemed necessary to affect the transfer of the Domain Names and to otherwise achieve the goals contemplated by this Agreement.
3. No Competition. Registrant shall make no further use of the Domain Names as of the Effective Date, nor shall Registrant challenge, interfere, solicit, encourage or assist others to challenge or otherwise interfere with Customer's interest, right or use of the Domain Names. Registrant will not himself, or enable or allow another to, take any action or refrain from any action or otherwise support any claim that may detrimentally affect the registrability, validity of or commercial value associated with the Domain Names, including the goodwill associated therewith.
4. Representations and Warranties. Registrant represents, warrants and reaffirms those certain representations and warranties pertaining to the Domain Names made by Registrant in connection with the Domain Names and those other services provided to Registrant by GreatDomains, including, without limitation, the GreatDomains Use and Access Agreement, GreatDomains Registrant Listing and Right to Transfer Agreement, forms of which may be accessible on the GreatDomains web site, the GreatDomains Domain Names Dispute Policy, the GreatDomains Privacy Policy and all such other agreements and policies as currently in effect and published upon the GreatDomains web site (Registrant and Customer understand that the agreements actually executed by the other parties with GreatDomains may differ substantially from those form documents provided on the GreatDomains web site),. Registrant further represents, warrants and covenants as follows:
     a. Registrant shall deliver under this agreement free and clear right and interest to the Domain Names.
     b. Registrant has not entered, used or otherwise provided any false or inaccurate information in the listing information (that was completed as part of the GreatDomains Registrant Listing and Right to Transfer Agreement), which Registrant acknowledges forms an integral part of this Agreement.
     c. Registrant has all right and interest in and to the Domain Names, free and clear of any encumbrance.
     d. Registrant has not used, and will not make or use, any fraud, misrepresentation, and false or otherwise inaccurate statement in the process of registration or maintenance of the registration of the Domain Names or in connection with the transaction underlying this Agreement.
     e. No fees are owing to the registrar of the Registrant Domain Names or to any other government agency or other entity or party with regard to the registration or maintenance of the Domain Names. Registrant warrants that, other than as may be warranted under the terms of this Agreement, all registration fees to the registrar of the Domain Names are current and shall remain so until final transfer of the Domain Names under this Agreement.
     f. Registrant has not licensed or otherwise allowed or enabled the use of the Domain Names to any other person or entity, or granted any right with respect to the Domain Names to any other person or entity, that may, in any manner, restrict, impede or adversely effect the consummation of the transaction underlying this Agreement.

     g. The execution and performance of the transaction contemplated under this Agreement does not infringe upon any rule of law or the proprietary or other rights or interest of any third party, including, without limitation, trademark, trade-name, privacy or other rights, and shall not cause any harm, damage, expense or otherwise adverse effect upon or to Customer or GreatDomains.
     h. Registrant is not seeking, and has not sought to use or sell the Domain Names for any unlawful purpose, including, but not limited to, unfair competition.
     i.   Registrant,  and  Registrant's  activities,  does  not  constitute  an infringement under the U.S. Anti-Cybersquatting Act of 1999, as amended from time to time.
     j. Registrant has all legal authority, authorizations and capacity to enter into this Agreement and a transaction for the transfer of the Domain Names and to assume the rights and obligations arising hereby;
     k. Registrant is 18 years of age or older, is competent to assume legally binding obligations, has the resources available to honor obligations undertaken, and to make the representations and warranties made herein.
     l. Registrant acknowledges that it has had the opportunity to avail itself of legal and other professional advice before executing this Agreement, and that no representation has been made to it by GreatDomains as to the legal validity or adequacy of any provision in this document or any related document or transaction.
     m. Registrant acknowledges that any and all services provided by GreatDomains under this Agreement, including form agreements that are provided for the benefit of Registrant and Customer, are provided for the facilitation of the transfer of the Domain Names and shall not be construed as legal or other professional advice in any manner whatsoever.
Customer represents, warrants and reaffirms those certain representations and warranties made by Customer in connection with the services provided to Customer by GreatDomains, including, without limitation, the GreatDomains Use and Access Agreement, GreatDomains Domain Names Dispute Policy, the GreatDomains Privacy Policy and all such other agreements and policies as currently in effect and published upon the GreatDomains web site, which Customer acknowledges are incorporated herein by reference. Customer further represents and warrants that
     a.   Customer is duly authorized to execute and enter into this Agreement;
     b. Customer is 18 years of age or older, is competent to assume legally binding obligations, has the resources available to honor obligations undertaken, and to make the representations and warranties made herein
     c. The execution and performance of the transaction contemplated under this Agreement does not infringe upon any rule of law or the proprietary or other rights or interest of any third party, including, without limitation, trademark, trade-name, privacy or other rights, and shall not cause any harm, damage, expense or otherwise adverse effect upon or to Customer or GreatDomains.
     d. Customer has all the resources necessary to complete the transaction contemplated herein and has the authority to commit such resources for the purpose of this transaction; and
     e. Customer has not and will not make any fraudulent or false statements or misrepresentations in connection with the transaction underlying this Agreement.
     f. Customer will not, and has no intent to, use the Domain Names in any manner that may infringe upon the proprietary rights of any third party or for any unlawful purpose, including, without limitation, unfair competition, or in breach of the U.S. Anti-Cybersquatting Act of 1999, as amended from time to time.
     g. Customer acknowledges that it has had the opportunity to avail itself of legal and other professional advice before executing this Agreement, and that no representation has been made to it by GreatDomains as to the legal validity or adequacy of any provision in this document or any related document or transaction.
     h. Customer acknowledges that any and all services provided by GreatDomains under this Agreement, including form agreements that are provided for the benefit of Customer and Registrant, are provided for the facilitation of the transfer of the Domain Names and shall not be construed as legal or other professional advice in any manner whatsoever.
The parties agree that this Agreement and the services provided hereunder, is subject to all applicable local, state, federal and international laws and regulations. Customer & Registrant agree to provide true and accurate information about themselves and any other information required with regard to the transaction contemplated by this Agreement and the RNCA. Neither Customer nor Registrant shall use or submit any inaccurate or false information or otherwise impersonate any person or entity or user name or alias that they are not authorized to use. GreatDomains may, at its sole discretion, immediately terminate any services provided hereunder should either party fail to conform to these terms and conditions.
5. Registrant Name Change Agreement. Customer and Registrant shall execute and deliver to GreatDomains any and all documents deemed necessary to further the goals contemplated by this Agreement, as further instructed by GreatDomains, including, without limitation, Registrant Name Change Agreement and all other instruments of transfer and confirmation and take such other action as may reasonably be deemed necessary or desirable by GreatDomains, and within the time frames to be designated by GreatDomains, in order to effectuate and confirm the transfer to Customer of registration of the Domain Names.
6.       Limitation of Liability.
     (i) Customer and Registrant (i) agree that GreatDomains does not, and will not be asked to, enforce the terms of this agreement or of any other agreement by and between Customer and Registrant pertaining to the Domain Names; (ii) irrevocably grant GreatDomains the right to disclose information pertaining to the identity of Customer and Registrant as may be deemed necessary by GreatDomains to further the goals contemplated by this Agreement or protect the rights granted hereunder, subject to the terms and conditions of the GreatDomains Privacy Policy, as published upon the GreatDomains web site.
     (ii) Registrant shall be responsible for any fees payable to any other third party to effectuate the transfer of ownership and registration of the
Domain Names, as contemplated under this Agreement, including, without limitation, any fees payable to the registrar of the Domain Names and to GreatDomains in connection herewith. Other than those representations explicitly provided for in this Agreement, and the agreements and documents incorporated herein, rights and interest over the Domain Names are transferred to Customer "As-Is". Each party may act in reliance upon any instructions, instrument or signature reasonably believed to be genuine. Each party may assume that any employee of the other, who gives any written notice, request or instruction under this Agreement, has the authority to do so. No advice or information, whether oral or written, obtained by either party shall create any warranty or representation not expressly made in this Agreement with regard to the subject matter contemplated herein.
     (iii) CUSTOMER EXPRESSLY AGREES THAT IT IS PURCHASING RIGHTS TO THE DOMAIN NAMES AT ITS SOLE RISK. OTHER THAT AS PROVIDED IN THIS AGREEMENT, REGISTRANT AND GREATDOMAINS DISCLAIM ALL WARRANTIES OF ANY KIND, WHETHER EXPRESS OR IMPLIED, INCLUDING, BUT NOT LIMITED TO, ANY IMPLIED WARRANTY OF MERCHANTABILITY OR FITNESS FOR ANY PARTICULAR PURPOSE. REGISTRANT AND GREATDOMAINS DO NOT MAKE ANY WARRANTY THAT THE DOMAIN NAMES WILL MEET CUSTOMER'S REQUIREMENTS, OR THAT CUSTOMER WILL BE ABLE TO ATTAIN ANY SPECIFIC RESULTS OR VALUE ASSOCIATED WITH THE DOMAIN NAMES OR THE USE THEREOF. CUSTOMER AND REGISTRANT TOWARDS EACH OTHER, AND BOTH CUSTOMER & REGISTRANT TOWARDS GREATDOMAINS, AGREE TO INDEMNIFY AND HOLD THE OTHER (INCLUDING ITS SUBSIDIARIES, AFFILIATES, OFFICERS, DIRECTORS, EMPLOYEES, HEIRS, ASSIGNS AND REPRESENTATIVES) HARMLESS FROM ANY CLAIM, DEMAND, COST, EXPENSE OR CHARGE, INCLUDING ATTORNEYS' FEES, MADE BY ANY THIRD PARTY ARISING FROM OR IN CONNECTION WITH ANY BREACH OF ANY OBLIGATION, REPRESENTATION OR WARRANTY PROVIDED FOR UNDER THIS AGREEMENT. IN NO EVENT SHALL GREATDOMAINS' LIABILITY FOR ANY DIRECT, INDIRECT, INCIDENTAL, SPECIAL OR CONSEQUENTIAL DAMAGES RESULTING IN ANY WAY FROM THE USE OR THE INABILITY TO USE THE SERVICES OR FOR THE COST OR PROCUREMENT OF ANY SERVICES, EXCEED THE AMOUNTS RECEIVED BY GREATDOMAINS FOR THE SERVICES IT PROVIDES HEREUNDER.
7. Escrow. By executing this Agreement, Customer and Registrant agree to perform all necessary payments and obligations required under this Agreement as provided for below. GreatDomains shall advise Customer of the account to which the total Transfer Price is to be remitted ("Escrow Account"). Said instructions shall include details of the Escrow Account and terms of transfer, including, without limitation, fees to be paid to GreatDomains for the escrow services provided under this Provision ("Escrow Instructions"). Customer shall remit such funds to the Escrow Account no later than five (5) business days from the date of receipt of the Escrow Instructions. Upon GreatDomains' receiving confirmation from its bank of the deposit and clearing of such funds into the Escrow Account, GreatDomains shall transmit to the Domain Names registrar the Registrant Name Change Agreement as executed by Customer and Registrant ("RNCA") and all other documentation necessary to effect the transfer of registration over the Domain Names from Registrant to Customer as further contemplated by this Agreement. Customer and Registrant will assist GreatDomains as may be further necessary to complete and submit such documentation. Within three (3) business days of the
parties'  receiving  notification   confirming  transfer  of  the

Domain Names registration from Registrant to Customer, as will be evidenced in the registrar's WhoIs database, GreatDomains will release the funds deposited in the Escrow Account to Registrant, less any commissions or fees due to GreatDomains or other third parties. Registrant hereby irrevocably authorizes and instructs GreatDomains to withhold any amount owing (including commissions and/or fees) to GreatDomains under this or any other agreement and use such amounts withheld as a setoff against such amounts owing. In no event can this instruction be revoked or withdrawn from this escrow without written approval from GreatDomains.

8. General.
     (i) Unless ordered otherwise and if transfer of the registration as provided for in this Agreement, is not concluded within twelve (12) months of the Effective Date, GreatDomains shall return to Customer any amounts paid into the Escrow Account less any fees owing to GreatDomains.
     (ii) This Agreement is personal to Customer and Registrant, and neither Customer nor Registrant may assign or transfer any of the rights or obligations hereunder without the express written consent of the others.
     (iii) This Agreement shall be governed by and construed in accordance with the laws of the State of California, excluding its conflict of laws provision. If any provision of this Agreement, or part thereof, shall be held to be unenforceable, void or contrary to law, such provision, or part thereof, shall be severed from this Agreement, with the other provisions remaining in full force and effect.
     (iv) The Parties agree that this Agreement may be executed in electronic form, as provided for below, subject to the Uniform Electronic Transactions Act
(1999), as adopted and amended in the State of California. The Parties further agree to execute, acknowledge and deliver all such further instruments, and to do all such other acts, as may be necessary and appropriate in order to effectuate the relationship and allocation of rights contemplated by this Agreement.
     (v) This Agreement constitutes the complete and exclusive agreement between the parties regarding the subject matter hereof, and any and all previous representations, discussions and writings are merged and superseded by this Agreement. This Agreement may be modified only by a written document signed by all the parties hereto.
     (vi) Each party acknowledges that remedies at law may be inadequate to provide the other with full compensation in the event of a breach of any of the provisions of this Agreement, and that the non-breaching party shall therefore be entitled to seek injunctive relief in the event of such material breach, without limiting that parties' right to seek other remedies at law. Both parties represent that they have full and complete authority to enter into this Agreement and perform its obligations and that all actions have been taken necessary to make this a valid and binding contract by the parties hereto.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be
executed  as  of  the  date  first  written  above  by  their  duly   authorized
representatives.


         Registrant:                PlanetRx

                  By:      /s/ Paul E. Risner
                           -----------------------------------------------------
                  Name:    John McAlpin
                  Title:   President & COO by: Paul E. Risner VP/General Counsel
                           -----------------------------------------------------

         Customer:                  SmithKline Beecham

                  By:      /s/ David Stout
                           -----------------------------------------------------
                  Name:    D. Stout
                  Title:   President

         GREATDOMAINS.COM, Inc., a VeriSign company

                  By:      /s/ Irene Ing
                           -----------------------------------------------------
                  Name:    Irene Ing
                  Title:   Director, Secondary Market Escrow

Exhibit 10.29

                INTERNET DOMAIN NAME TRANSFER & ESCROW AGREEMENT

This Internet Domain Name Transfer & Escrow Agreement ("Agreement") pertains to the Internet domain name EPILEPSY.COM ("Domain Name"), registered by PlanetRx.com, a legal entity of Memphis, Tennessee, US ("Registrant"), who is interested in transferring the Domain Name to F.A.C.E.S., a legal entity of New York, New York, US ("Customer") using those services provided by GreatDomains.com, Inc., a VeriSign corporation registered under the laws of the state of Delaware ("GreatDomains"), to be effective as of March 5, 2001 ("Effective Date").

         The purpose of this Agreement is to set forth the terms and conditions for the transfer from Registrant to Customer of the Domain Name. It is agreed and understood that GreatDomains shall be deemed to be a party to this Agreement for the purpose of sections 4; 5; 6; 7; and 8 only.

1. Transfer of Domain Name. Registrant agrees to transfer to Customer all of Registrant's right and interest in, to and associated with the Domain Name upon the terms and conditions set forth in this Agreement.
2. Payment. Customer agrees to pay Registrant in cash, or cash equivalents, the amount of $60,000.00 as the total transfer price for the Domain Name ("Transfer Price"). Customer and Registrant agree that payment and transfer of the Transfer Price shall be performed according to the instructions and procedures set forth in the Escrow provisions set forth below. Customer and Registrant agree to cooperate, to take all steps and execute any documents deemed necessary to affect the transfer of the Domain Name and to otherwise achieve the goals contemplated by this Agreement.
3. No Competition. Registrant shall make no further use of the Domain Name as of the Effective Date, nor shall Registrant challenge, interfere, solicit, encourage or assist others to challenge or otherwise interfere with Customer's interest, right or use of the Domain Name. Registrant will not himself, or enable or allow another to, take any action or refrain from any action or otherwise support any claim that may detrimentally affect the registrability, validity of or commercial value associated with the Domain Name, including the goodwill associated therewith.
4. Representations and Warranties. Registrant represents, warrants and reaffirms those certain representations and warranties pertaining to the Domain Name made by Registrant in connection with the Domain Name and those other services provided to Registrant by GreatDomains, including, without limitation, the GreatDomains Use and Access Agreement, GreatDomains Registrant Listing and Right to Transfer Agreement, forms of which may be accessible on the GreatDomains web site, the GreatDomains Domain Name Dispute Policy, the GreatDomains Privacy Policy and all such other agreements and policies as currently in effect and published upon the GreatDomains web site (Registrant and Customer understand that the agreements actually executed by the other parties with GreatDomains may differ substantially from those form documents provided on the GreatDomains web site),. Registrant further represents, warrants and covenants as follows:
     a. Registrant shall deliver under this agreement free and clear right and interest to the Domain Name.
     b. Registrant has not entered, used or otherwise provided any false or inaccurate information in the listing information (that was completed as part of the GreatDomains Registrant Listing and Right to Transfer Agreement), which Registrant acknowledges forms an integral part of this Agreement.
     c. Registrant has all right and interest in and to the Domain Name, free and clear of any encumbrance.
     d. Registrant has not used, and will not make or use, any fraud, misrepresentation, and false or otherwise inaccurate statement in the process of registration or maintenance of the registration of the Domain Name or in connection with the transaction underlying this Agreement.
     e. No fees are owing to the registrar of the Registrant Domain Name or to any other government agency or other entity or party with regard to the registration or maintenance of the Domain Name. Registrant warrants that, other than as may be warranted under the terms of this Agreement, all registration fees to the registrar of the Domain Name are current and shall remain so until final transfer of the Domain Name under this Agreement.
     f. Registrant has not licensed or otherwise allowed or enabled the use of the Domain Name to any other person or entity, or granted any right with respect to the Domain Name to any other person or entity, that may, in any manner, restrict, impede or adversely effect the consummation of the transaction underlying this Agreement.
     g. The execution and performance of the transaction contemplated under this Agreement does not infringe upon any rule of law or the proprietary or other rights or interest of any third party, including, without limitation, trademark, trade-name, privacy or other rights, and shall not cause any harm, damage, expense or otherwise adverse effect upon or to Customer or GreatDomains.
     h. Registrant is not seeking, and has not sought to use or sell the Domain Name for any unlawful purpose, including, but not limited to, unfair competition.
     i.   Registrant,  and  Registrant's  activities,  does  not  constitute  an infringement under the U.S. Anti-Cybersquatting Act of 1999, as amended from time to time.
     j. Registrant has all legal authority, authorizations and capacity to enter into this Agreement and a transaction for the transfer of the Domain Name and to assume the rights and obligations arising hereby;
     k. Registrant is 18 years of age or older, is competent to assume legally binding obligations, has the resources available to honor obligations undertaken, and to make the representations and warranties made herein.
     l. Registrant acknowledges that it has had the opportunity to avail itself of legal and other professional advice before executing this Agreement, and that no representation has been made to it by GreatDomains as to the legal validity or adequacy of any provision in this document or any related document or transaction.
     m. Registrant acknowledges that any and all services provided by GreatDomains under this Agreement, including form agreements that are provided for the benefit of Registrant and Customer, are provided for the facilitation of the transfer of the Domain Name and shall not be construed as legal or other professional advice in any manner whatsoever.
Customer represents, warrants and reaffirms those certain representations and warranties made by Customer in connection with the services provided to Customer by GreatDomains, including, without limitation, the GreatDomains Use and Access Agreement, GreatDomains Domain Name Dispute Policy, the GreatDomains Privacy Policy and all such other agreements and policies as currently in effect and published upon the GreatDomains web site, which Customer acknowledges are incorporated herein by reference. Customer further represents and warrants that
     a.   Customer is duly authorized to execute and enter into this Agreement;
     b. Customer is 18 years of age or older, is competent to assume legally binding obligations, has the resources available to honor obligations undertaken, and to make the representations and warranties made herein
     c. The execution and performance of the transaction contemplated under this Agreement does not infringe upon any rule of law or the proprietary or other rights or interest of any third party, including, without limitation, trademark, trade-name, privacy or other rights, and shall not cause any harm, damage, expense or otherwise adverse effect upon or to Customer or GreatDomains.
     d. Customer has all the resources necessary to complete the transaction contemplated herein and has the authority to commit such resources for the purpose of this transaction; and
     e. Customer has not and will not make any fraudulent or false statements or misrepresentations in connection with the transaction underlying this Agreement.
     f. Customer will not, and has no intent to, use the Domain Name in any manner that may infringe upon the proprietary rights of any third party or for any unlawful purpose, including, without limitation, unfair competition, or in breach of the U.S. Anti-Cybersquatting Act of 1999, as amended from time to time.
     g. Customer acknowledges that it has had the opportunity to avail itself of legal and other professional advice before executing this Agreement, and that no representation has been made to it by GreatDomains as to the legal validity or adequacy of any provision in this document or any related document or transaction.
     h. Customer acknowledges that any and all services provided by GreatDomains under this Agreement, including form agreements that are provided for the benefit of Customer and Registrant, are provided for the facilitation of the transfer of the Domain Name and shall not be construed as legal or other professional advice in any manner whatsoever.

The parties agree that this Agreement and the services provided hereunder, is subject to all applicable local, state, federal and international laws and regulations. Customer & Registrant agree to provide true and accurate information about themselves and any other information required with regard to the transaction contemplated by this Agreement and the RNCA. Neither Customer nor Registrant shall use or submit any inaccurate or false information or otherwise impersonate any person or entity or user name or alias that they are not authorized to use.

GreatDomains may, at its sole discretion, immediately terminate any services provided hereunder should either party fail to conform to these terms and conditions.
5. Registrant Name Change Agreement. Customer and Registrant shall execute and deliver to GreatDomains any and all documents deemed necessary to further the goals contemplated by this Agreement, as further instructed by GreatDomains, including, without limitation, Registrant Name Change Agreement and all other instruments of transfer and confirmation and take such other action as may reasonably be deemed necessary or desirable by GreatDomains, and within the time frames to be designated by GreatDomains, in order to effectuate and confirm the transfer to Customer of registration of the Domain Name.
6. Limitation of Liability.
     (i) Customer and Registrant (i) agree that GreatDomains does not, and will not be asked to, enforce the terms of this agreement or of any other agreement by and between Customer and Registrant pertaining to the Domain Name; (ii) irrevocably grant GreatDomains the right to disclose information pertaining to the identity of Customer and Registrant as may be deemed necessary by GreatDomains to further the goals contemplated by this Agreement or protect the rights granted hereunder, subject to the terms and conditions of the GreatDomains Privacy Policy, as published upon the GreatDomains web site.
     (ii) Registrant shall be responsible for any fees payable to any other third party to effectuate the transfer of ownership and registration of the Domain Name, as contemplated under this Agreement, including, without limitation, any fees payable to the registrar of the Domain Name and to GreatDomains in connection herewith. Other than those representations explicitly provided for in this Agreement, and the agreements and documents incorporated herein, rights and interest over the Domain Name are transferred to Customer "As-Is". Each party may act in reliance upon any instructions, instrument or signature reasonably believed to be genuine. Each party may assume that any employee of the other, who gives any written notice, request or instruction under this Agreement, has the authority to do so. No advice or information, whether oral or written, obtained by either party shall create any warranty or representation not expressly made in this Agreement with regard to the subject matter contemplated herein.
     (iii) CUSTOMER EXPRESSLY AGREES THAT IT IS PURCHASING RIGHTS TO THE DOMAIN NAME AT ITS SOLE RISK. OTHER THAT AS PROVIDED IN THIS AGREEMENT, REGISTRANT AND GREATDOMAINS DISCLAIM ALL WARRANTIES OF ANY KIND, WHETHER EXPRESS OR IMPLIED, INCLUDING, BUT NOT LIMITED TO, ANY IMPLIED WARRANTY OF MERCHANTABILITY OR FITNESS FOR ANY PARTICULAR PURPOSE. REGISTRANT AND GREATDOMAINS DO NOT MAKE ANY WARRANTY THAT THE DOMAIN NAME WILL MEET CUSTOMER'S REQUIREMENTS, OR THAT CUSTOMER WILL BE ABLE TO ATTAIN ANY SPECIFIC RESULTS OR VALUE ASSOCIATED WITH THE DOMAIN NAME OR THE USE THEREOF. CUSTOMER AND REGISTRANT TOWARDS EACH OTHER, AND BOTH CUSTOMER & REGISTRANT TOWARDS GREATDOMAINS, AGREE TO INDEMNIFY AND HOLD THE OTHER (INCLUDING ITS SUBSIDIARIES, AFFILIATES, OFFICERS, DIRECTORS, EMPLOYEES, HEIRS, ASSIGNS AND REPRESENTATIVES) HARMLESS FROM ANY CLAIM, DEMAND, COST, EXPENSE OR CHARGE, INCLUDING ATTORNEYS' FEES, MADE BY ANY THIRD PARTY ARISING FROM OR IN CONNECTION WITH ANY BREACH OF ANY OBLIGATION, REPRESENTATION OR WARRANTY PROVIDED FOR UNDER THIS AGREEMENT. IN NO EVENT SHALL GREATDOMAINS' LIABILITY FOR ANY DIRECT, INDIRECT, INCIDENTAL, SPECIAL OR CONSEQUENTIAL DAMAGES RESULTING IN ANY WAY FROM THE USE OR THE INABILITY TO USE THE SERVICES OR FOR THE COST OR PROCUREMENT OF ANY SERVICES, EXCEED THE AMOUNTS RECEIVED BY GREATDOMAINS FOR THE SERVICES IT PROVIDES HEREUNDER.
7. Escrow. By executing this Agreement, Customer and Registrant agree to perform all necessary payments and obligations required under this Agreement as provided for below. GreatDomains shall advise Customer of the account to which the total Transfer Price is to be remitted ("Escrow Account"). Said instructions shall include details of the Escrow Account and terms of transfer, including, without limitation, fees to be paid to GreatDomains for the escrow services provided under this Provision ("Escrow Instructions"). Customer shall remit such funds to the Escrow Account no later than five (5) business days from the date of receipt of the Escrow Instructions. Upon GreatDomains' receiving confirmation from its bank of the deposit and clearing of such funds into the Escrow Account, GreatDomains shall transmit to the Domain Name registrar the Registrant Name Change Agreement as executed by Customer and Registrant ("RNCA") and all other documentation necessary to effect the transfer of registration over the Domain Name from Registrant to Customer as further contemplated by this Agreement. Customer and Registrant will assist GreatDomains as may be further necessary to complete and submit such documentation. Within three (3) business days of the parties' receiving notification confirming transfer of the Domain Name registration from Registrant to Customer, as will be evidenced in the registrar's WhoIs database,

GreatDomains will release the funds deposited in the Escrow Account to Registrant, less any commissions or fees due to GreatDomains or other third parties. Registrant hereby irrevocably authorizes and instructs GreatDomains to withhold any amount owing (including commissions and/or fees) to GreatDomains under this or any other agreement and use such amounts withheld as a setoff against such amounts owing. In no event can this instruction be revoked or withdrawn from this escrow without written approval from GreatDomains.
8. General.
     (i) Unless ordered otherwise and if transfer of the registration as provided for in this Agreement, is not concluded within twelve (12) months of the Effective Date, GreatDomains shall return to Customer any amounts paid into the Escrow Account less any fees owing to GreatDomains.
     (ii) This Agreement is personal to Customer and Registrant, and neither Customer nor Registrant may assign or transfer any of the rights or obligations hereunder without the express written consent of the others.
     (iii) This Agreement shall be governed by and construed in accordance with the laws of the State of California, excluding its conflict of laws provision. If any provision of this Agreement, or part thereof, shall be held to be unenforceable, void or contrary to law, such provision, or part thereof, shall be severed from this Agreement, with the other provisions remaining in full force and effect.
     (iv) The Parties agree that this Agreement may be executed in electronic form, as provided for below, subject to the Uniform Electronic Transactions Act
(1999), as adopted and amended in the State of California. The Parties further agree to execute, acknowledge and deliver all such further instruments, and to do all such other acts, as may be necessary and appropriate in order to effectuate the relationship and allocation of rights contemplated by this Agreement.
     (v) This Agreement constitutes the complete and exclusive agreement between the parties regarding the subject matter hereof, and any and all previous representations, discussions and writings are merged and superseded by this Agreement. This Agreement may be modified only by a written document signed by all the parties hereto.
     (vi) Each party acknowledges that remedies at law may be inadequate to provide the other with full compensation in the event of a breach of any of the provisions of this Agreement, and that the non-breaching party shall therefore be entitled to seek injunctive relief in the event of such material breach, without limiting that parties' right to seek other remedies at law. Both parties represent that they have full and complete authority to enter into this Agreement and perform its obligations and that all actions have been taken necessary to make this a valid and binding contract by the parties hereto.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be
executed  as  of  the  date  first  written  above  by  their  duly   authorized
representatives.


         Registrant:                PlanetRx

                  By:      /s/ John McAlpin
                           -----------------------------------------------------
                  Name:    John McAlpin
                  Title:   President

         Customer:                  F.A.C.E.S.

                  By:      /s/ Donna Clovis
                           -----------------------------------------------------
                  Name:    Donna Clovis
                  Title:   President

         GREATDOMAINS.COM, Inc., a VeriSign company

                  By:
                           -----------------------------------------------------
                  Name:    Irene Ing
                  Title:   Director, Secondary Market Escrow

Exhibit 10.30

                INTERNET DOMAIN NAME TRANSFER & ESCROW AGREEMENT

This Internet Domain Name Transfer & Escrow Agreement ("Agreement") pertains to the Internet domain name IMPOTENCE.COM ("Domain Name"), registered by PlanetRx.com, a legal entity of Memphis, TN US ("Registrant"), who is interested in transferring the Domain Name to Simstar Internet Solutions, a legal entity of Princeton, NJ US ("Customer") using those services provided by GreatDomains.com, Inc., a VeriSign corporation registered under the laws of the state of Delaware ("GreatDomains"), to be effective as of May 2, 2001 ("Effective Date").

         The purpose of this Agreement is to set forth the terms and conditions for the transfer from Registrant to Customer of the Domain Name. It is agreed and understood that GreatDomains shall be deemed to be a party to this Agreement for the purpose of sections 4; 5; 6; 7; and 8 only.

1. Transfer of Domain Name. Registrant agrees to transfer to Customer all of Registrant's right and interest in, to and associated with the Domain Name upon the terms and conditions set forth in this Agreement.
2. Payment. Customer agrees to pay Registrant in cash, or cash equivalents, the amount of $50,000.00 as the total transfer price for the Domain Name ("Transfer Price"). Customer and Registrant agree that payment and transfer of the Transfer Price shall be performed according to the instructions and procedures set forth in the Escrow provisions set forth below. Customer and Registrant agree to cooperate, to take all steps and execute any documents deemed necessary to affect the transfer of the Domain Name and to otherwise achieve the goals contemplated by this Agreement.
3. No Competition. Registrant shall make no further use of the Domain Name as of the Effective Date, nor shall Registrant challenge, interfere, solicit, encourage or assist others to challenge or otherwise interfere with Customer's interest, right or use of the Domain Name. Registrant will not himself, or enable or allow another to, take any action or refrain from any action or otherwise support any claim that may detrimentally affect the registrability, validity of or commercial value associated with the Domain Name, including the goodwill associated therewith.
4. Representations and Warranties. Registrant represents, warrants and reaffirms those certain representations and warranties pertaining to the Domain Name made by Registrant in connection with the Domain Name and those other services provided to Registrant by GreatDomains, including, without limitation, the GreatDomains Use and Access Agreement, GreatDomains Registrant Listing and Right to Transfer Agreement, forms of which may be accessible on the GreatDomains web site, the GreatDomains Registrant Dispute Policy, the GreatDomains Privacy Policy and all such other agreements and policies as currently in effect and published upon the GreatDomains web site (Registrant and Customer understand that the agreements actually executed by the other parties with GreatDomains may differ substantially from those form documents provided on the GreatDomains web site),. Registrant further represents, warrants and covenants as follows:
     a. Registrant shall deliver under this agreement free and clear right and interest to the Domain Name.
     b. Registrant has not entered, used or otherwise provided any false or inaccurate information in the listing information (that was completed as part of the GreatDomains Registrant Listing and Right to Transfer Agreement), which Registrant acknowledges forms an integral part of this Agreement.
     c. Registrant has all right and interest in and to the Domain Name, free and clear of any encumbrance.
     d. Registrant has not used, and will not make or use, any fraud, misrepresentation, and false or otherwise inaccurate statement in the process of registration or maintenance of the registration of the Domain Name or in connection with the transaction underlying this Agreement.
     e. No fees are owing to the registrar of the Registrant Domain Name or to any other government agency or other entity or party with regard to the registration or maintenance of the Domain Name. Registrant warrants that, other than as may be warranted under the terms of this Agreement, all registration fees to the registrar of the Domain Name are current and shall remain so until final transfer of the Domain Name under this Agreement.
     f. Registrant has not licensed or otherwise allowed or enabled the use of the Domain Name to any other person or entity, or granted any right with respect to the Domain Name to any other person or entity, that may, in any manner, restrict, impede or adversely effect the consummation of the transaction underlying this Agreement.
     g. The execution and performance of the transaction contemplated under this Agreement does not infringe upon any rule of law or the proprietary or other rights or interest of any third party, including, without limitation, trademark, trade-name, privacy or other rights, and shall not cause any harm, damage, expense or otherwise adverse effect upon or to Customer or GreatDomains.
     h. Registrant is not seeking, and has not sought to use or sell the Domain Name for any unlawful purpose, including, but not limited to, unfair competition.
     i.   Registrant,  and  Registrant's  activities,  does  not  constitute  an infringement under the U.S. Anti-Cybersquatting Act of 1999, as amended from time to time.
     j. Registrant has all legal authority, authorizations and capacity to enter into this Agreement and a transaction for the transfer of the Domain Name and to assume the rights and obligations arising hereby;
     k. Registrant is 18 years of age or older, is competent to assume legally binding obligations, has the resources available to honor obligations undertaken, and to make the representations and warranties made herein.
     l. Registrant acknowledges that it has had the opportunity to avail itself of legal and other professional advice before executing this Agreement, and that no representation has been made to it by GreatDomains as to the legal validity or adequacy of any provision in this document or any related document or transaction.
     m. Registrant acknowledges that any and all services provided by GreatDomains under this Agreement, including form agreements that are provided for the benefit of Registrant and Customer, are provided for the facilitation of the transfer of the Domain Name and shall not be construed as legal or other professional advice in any manner whatsoever.
Customer represents, warrants and reaffirms those certain representations and warranties made by Customer in connection with the services provided to Customer by GreatDomains, including, without limitation, the GreatDomains Use and Access Agreement, GreatDomains Registrant Dispute Policy, the GreatDomains Privacy Policy and all such other agreements and policies as currently in effect and published upon the GreatDomains web site, which Customer acknowledges are incorporated herein by reference. Customer further represents and warrants that
     a.   Customer is duly authorized to execute and enter into this Agreement;
     b. Customer is 18 years of age or older, is competent to assume legally binding obligations, has the resources available to honor obligations undertaken, and to make the representations and warranties made herein
     c. The execution and performance of the transaction contemplated under this Agreement does not infringe upon any rule of law or the proprietary or other rights or interest of any third party, including, without limitation, trademark, trade-name, privacy or other rights, and shall not cause any harm, damage, expense or otherwise adverse effect upon or to Customer or GreatDomains.
     d. Customer has all the resources necessary to complete the transaction contemplated herein and has the authority to commit such resources for the purpose of this transaction; and
     e. Customer has not and will not make any fraudulent or false statements or misrepresentations in connection with the transaction underlying this Agreement.
     f. Customer will not, and has no intent to, use the Domain Name in any manner that may infringe upon the proprietary rights of any third party or for any unlawful purpose, including, without limitation, unfair competition, or in breach of the U.S. Anti-Cybersquatting Act of 1999, as amended from time to time.
     g. Customer acknowledges that it has had the opportunity to avail itself of legal and other professional advice before executing this Agreement, and that no representation has been made to it by GreatDomains as to the legal validity or adequacy of any provision in this document or any related document or transaction.
     h. Customer acknowledges that any and all services provided by GreatDomains under this Agreement, including form agreements that are provided for the benefit of Customer and Registrant, are provided for the facilitation of the transfer of the Domain Name and shall not be construed as legal or other professional advice in any manner whatsoever.
     i. The parties agree that this Agreement and the services provided hereunder, is subject to all applicable local, state, federal and international laws and regulations. Customer & Registrant agree to provide true and accurate information about themselves and any other information required with regard to the transaction contemplated by this Agreement and the RNCA. Neither Customer nor Registrant shall use or submit any inaccurate or false information or otherwise impersonate any person or entity or user name or alias that they are not authorized to use.

          GreatDomains may, at its sole discretion, immediately terminate any services provided hereunder should either party fail to conform to these terms and conditions.
5. Registrant Name Change Agreement. Customer and Registrant shall execute and deliver to GreatDomains any and all documents deemed necessary to further the goals contemplated by this Agreement, as further instructed by GreatDomains, including, without limitation, Registrant Name Change Agreement and all other instruments of transfer and confirmation and take such other action as may reasonably be deemed necessary or desirable by GreatDomains, and within the time frames to be designated by GreatDomains, in order to effectuate and confirm the transfer to Customer of registration of the Domain Name.
6. Limitation of Liability.
     (i) Customer and Registrant (i) agree that GreatDomains does not, and will not be asked to, enforce the terms of this agreement or of any other agreement by and between Customer and Registrant pertaining to the Domain Name; (ii) irrevocably grant GreatDomains the right to disclose information pertaining to the identity of Customer and Registrant as may be deemed necessary by GreatDomains to further the goals contemplated by this Agreement or protect the rights granted hereunder, subject to the terms and conditions of the GreatDomains Privacy Policy, as published upon the GreatDomains web site.
     (ii) Registrant shall be responsible for any fees payable to any other third party to effectuate the transfer of ownership and registration of the Domain Name, as contemplated under this Agreement, including, without limitation, any fees payable to the registrar of the Domain Name and to GreatDomains in connection herewith. Other than those representations explicitly provided for in this Agreement, and the agreements and documents incorporated herein, rights and interest over the Domain Name are transferred to Customer "As-Is". Each party may act in reliance upon any instructions, instrument or signature reasonably believed to be genuine. Each party may assume that any employee of the other, who gives any written notice, request or instruction under this Agreement, has the authority to do so. No advice or information, whether oral or written, obtained by either party shall create any warranty or representation not expressly made in this Agreement with regard to the subject matter contemplated herein.
     (iii) CUSTOMER EXPRESSLY AGREES THAT IT IS PURCHASING RIGHTS TO THE DOMAIN NAME AT ITS SOLE RISK. OTHER THAT AS PROVIDED IN THIS AGREEMENT, REGISTRANT AND GREATDOMAINS DISCLAIM ALL WARRANTIES OF ANY KIND, WHETHER EXPRESS OR IMPLIED, INCLUDING, BUT NOT LIMITED TO, ANY IMPLIED WARRANTY OF MERCHANTABILITY OR FITNESS FOR ANY PARTICULAR PURPOSE. REGISTRANT AND GREATDOMAINS DO NOT MAKE ANY WARRANTY THAT THE DOMAIN NAME WILL MEET CUSTOMER'S REQUIREMENTS, OR THAT CUSTOMER WILL BE ABLE TO ATTAIN ANY SPECIFIC RESULTS OR VALUE ASSOCIATED WITH THE DOMAIN NAME OR THE USE THEREOF. CUSTOMER AND REGISTRANT TOWARDS EACH OTHER, AND BOTH CUSTOMER & REGISTRANT TOWARDS GREATDOMAINS, AGREE TO INDEMNIFY AND HOLD THE OTHER (INCLUDING ITS SUBSIDIARIES, AFFILIATES, OFFICERS, DIRECTORS, EMPLOYEES, HEIRS, ASSIGNS AND REPRESENTATIVES) HARMLESS FROM ANY CLAIM, DEMAND, COST, EXPENSE OR CHARGE, INCLUDING ATTORNEYS' FEES, MADE BY ANY THIRD PARTY ARISING FROM OR IN CONNECTION WITH ANY BREACH OF ANY OBLIGATION, REPRESENTATION OR WARRANTY PROVIDED FOR UNDER THIS AGREEMENT. IN NO EVENT SHALL GREATDOMAINS' LIABILITY FOR ANY DIRECT, INDIRECT, INCIDENTAL, SPECIAL OR CONSEQUENTIAL DAMAGES RESULTING IN ANY WAY FROM THE USE OR THE INABILITY TO USE THE SERVICES OR FOR THE COST OR PROCUREMENT OF ANY SERVICES, EXCEED THE AMOUNTS RECEIVED BY GREATDOMAINS FOR THE SERVICES IT PROVIDES HEREUNDER.
7. Escrow. By executing this Agreement, Customer and Registrant agree to perform all necessary payments and obligations required under this Agreement as provided for below. GreatDomains shall advise Customer of the account to which the total Transfer Price is to be remitted ("Escrow Account"). Said instructions shall include details of the Escrow Account and terms of transfer, including, without limitation, fees to be paid to GreatDomains for the escrow services provided under this Provision ("Escrow Instructions"). Customer shall remit such funds to the Escrow Account no later than five (5) business days from the date of receipt of the Escrow Instructions. Upon GreatDomains' receiving confirmation from its bank of the deposit and clearing of such funds into the Escrow Account, GreatDomains shall transmit to the Domain Name registrar the Registrant Name Change Agreement as executed by Customer and Registrant ("RNCA") and all other documentation necessary to effect the transfer of registration over the Domain Name from Registrant to Customer as further contemplated by this Agreement. Customer and Registrant will assist GreatDomains as may be further necessary to complete and submit such documentation. Within three (3) business days of the parties' receiving notification confirming transfer of the Domain Name registration from Registrant to Customer, as will be evidenced in the registrar's WhoIs database,

GreatDomains will release the funds deposited in the Escrow Account to Registrant, less any commissions or fees due to GreatDomains or other third parties. Registrant hereby irrevocably authorizes and instructs GreatDomains to withhold any amount owing (including commissions and/or fees) to GreatDomains under this or any other agreement and use such amounts withheld as a setoff against such amounts owing. In no event can this instruction be revoked or withdrawn from this escrow without written approval from GreatDomains.
8. General.
     (i) Unless ordered otherwise and if transfer of the registration as provided for in this Agreement, is not concluded within twelve (12) months of the Effective Date, GreatDomains shall return to Customer any amounts paid into the Escrow Account less any fees owing to GreatDomains.
     (ii) This Agreement is personal to Customer and Registrant, and neither Customer nor Registrant may assign or transfer any of the rights or obligations hereunder without the express written consent of the others.
     (iii) This Agreement shall be governed by and construed in accordance with the laws of the State of California, excluding its conflict of laws provision. If any provision of this Agreement, or part thereof, shall be held to be unenforceable, void or contrary to law, such provision, or part thereof, shall be severed from this Agreement, with the other provisions remaining in full force and effect.
     (iv) The Parties agree that this Agreement may be executed in electronic form, as provided for below, subject to the Uniform Electronic Transactions Act
(1999), as adopted and amended in the State of California. The Parties further agree to execute, acknowledge and deliver all such further instruments, and to do all such other acts, as may be necessary and appropriate in order to effectuate the relationship and allocation of rights contemplated by this Agreement.
     (v) This Agreement constitutes the complete and exclusive agreement between the parties regarding the subject matter hereof, and any and all previous representations, discussions and writings are merged and superseded by this Agreement. This Agreement may be modified only by a written document signed by all the parties hereto.
     (vi) Each party acknowledges that remedies at law may be inadequate to provide the other with full compensation in the event of a breach of any of the provisions of this Agreement, and that the non-breaching party shall therefore be entitled to seek injunctive relief in the event of such material breach, without limiting that parties' right to seek other remedies at law.
Both parties represent that they have full and complete authority to enter into this Agreement and perform its obligations and that all actions have been taken necessary to make this a valid and binding contract by the parties hereto.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be
executed  as  of  the  date  first  written  above  by  their  duly   authorized
representatives.


         Registrant:                PlanetRx

                  By:      /s/ Paul E. Risner
                           -----------------------------------------------------
                  Name:    Paul Risner
                  Title:   Sr. V.P. and General Counsel

         Customer:                  Simstar Internet Solutions

                  By:
                           -----------------------------------------------------
                  Name:    Douglas H. Kato
                  Title:   V.P. Finance

         GREATDOMAINS.COM, Inc., a VeriSign company

                  By:
                           -----------------------------------------------------
                  Name:    Irene Ing
                  Title:   Director, Secondary Market Escrow

Exhibit 10.31

                INTERNET DOMAIN NAMES TRANSFER & ESCROW AGREEMENT

This Internet Domain Names Transfer & Escrow Agreement ("Agreement") pertains to the Internet Domain Names INFERTILITY.COM, FERTILITY.COM, and ALZHEIMERS.COM (three Domain Names) ("Domain Names"), registered by PlanetRx.com, Inc., a legal entity of Memphis, TN US ("Registrant"), who is interested in transferring the Domain Names to Serono, Inc., a legal entity of Norwell, MA US ("Customer") using those services provided by GreatDomains.com, Inc., a VeriSign corporation registered under the laws of the state of Delaware ("GreatDomains"), to be effective as of March 15, 2001 ("Effective Date").

         The purpose of this Agreement is to set forth the terms and conditions for the transfer from Registrant to Customer of the Domain Names. It is agreed and understood that GreatDomains shall be deemed to be a party to this Agreement for the purpose of sections 4; 5; 6; 7; and 8 only.

1. Transfer of Domain Names. Registrant agrees to transfer to Customer all of Registrant's right and interest in, to and associated with the Domain Names upon the terms and conditions set forth in this Agreement.
2. Payment. Customer agrees to pay Registrant in cash, or cash equivalents, the amount of $300,000.00 as the total transfer price for the Domain Names ("Transfer Price"). Customer and Registrant agree that payment and transfer of the Transfer Price shall be performed according to the instructions and procedures set forth in the Escrow provisions set forth below. Customer and Registrant agree to cooperate, to take all steps and execute any documents deemed necessary to affect the transfer of the Domain Names and to otherwise achieve the goals contemplated by this Agreement.
3. No Competition. Registrant shall make no further use of the Domain Names as of the Effective Date, nor shall Registrant challenge, interfere, solicit, encourage or assist others to challenge or otherwise interfere with Customer's interest, right or use of the Domain Names. Registrant will not itself, or enable or allow another to, take any action or refrain from any action or otherwise support any claim that may detrimentally affect the registrability, validity of or commercial value associated with the Domain Names, including the goodwill associated therewith.
4. Representations and Warranties. Registrant represents, warrants and reaffirms those certain representations and warranties pertaining to the Domain Names made by Registrant in connection with the Domain Names and those other services provided to Registrant by GreatDomains, including, without limitation, the GreatDomains Use and Access Agreement, GreatDomains Registrant Listing and Right to Transfer Agreement, the GreatDomains Registrant Dispute Policy, and the GreatDomains Privacy Policy. Registrant further represents, warrants and covenants as follows:
     a. Registrant shall deliver under this agreement free and clear right and interest to the Domain Names.
     b. Registrant has not entered, used or otherwise provided any false or inaccurate information in the listing information (that was completed as part of the GreatDomains Registrant Listing and Right to Transfer Agreement), which Registrant acknowledges forms an integral part of this Agreement.
     c. Registrant has all right and interest in and to the Domain Names, free and clear of any encumbrance.
     d. Registrant has not used, and will not make or use, any fraud, misrepresentation, and false or otherwise inaccurate statement in the process of registration or maintenance of the registration of the Domain Names or in connection with the transaction underlying this Agreement.
     e. No fees are owing to the registrar of the Registrant Domain Names or to any other government agency or other entity or party with regard to the registration or maintenance of the Domain Names. Registrant warrants that, other than as may be warranted under the terms of this Agreement, all registration fees to the registrar of the Domain Names are current and shall remain so until final transfer of the Domain Names under this Agreement.
     f. Registrant has not licensed or otherwise allowed or enabled the use of the Domain Names to any other person or entity, or granted any right with respect to the Domain Names to any other person or entity.
     g. The execution and performance of the transaction contemplated under this Agreement does not infringe upon any rule of law or the proprietary or other rights or interest of any third party, including, without limitation, trademark, trade-name, privacy or other rights, and shall not cause any harm, damage, expense or otherwise adverse effect upon or to Customer or GreatDomains.
     h. Registrant is not seeking, and has not sought to use or sell the Domain Names for any unlawful purpose, including, but not limited to, unfair competition.

     i.   Registrant,  and  Registrant's  activities,  does  not  constitute  an infringement under the U.S. Anti-Cybersquatting Act of 1999, as amended from time to time.
     j. Registrant has all legal authority, authorizations and capacity to enter into this Agreement and a transaction for the transfer of the Domain Names and to assume the rights and obligations arising hereby;
     k. Registrant is competent to assume legally binding obligations, has the resources available to honor obligations undertaken, and to make the representations and warranties made herein.
     l. Registrant acknowledges that it has had the opportunity to avail itself of legal and other professional advice before executing this Agreement, and that no representation has been made to it by GreatDomains as to the legal validity or adequacy of any provision in this document or any related document or transaction.
     m. Registrant acknowledges that any and all services provided by GreatDomains under this Agreement, including form agreements that are provided for the benefit of Registrant and Customer, are provided for the facilitation of the transfer of the Domain Names and shall not be construed as legal or other professional advice in any manner whatsoever.
Customer represents, warrants and reaffirms those certain representations and warranties made by Customer in connection with the services provided to Customer by GreatDomains, including, without limitation, the GreatDomains Use and Access Agreement, GreatDomains Domain Names Dispute Policy, the GreatDomains Privacy Policy and all such other agreements and policies as currently in effect and published upon the GreatDomains web site, which Customer acknowledges are incorporated herein by reference. Customer further represents and warrants that
     a.   Customer is duly authorized to execute and enter into this Agreement;
     b. Customer is competent to assume legally binding obligations, has the resources available to honor obligations undertaken, and to make the representations and warranties made herein. To the best of Customer's knowledge and information, the execution and performance of the transaction contemplated under this Agreement, by Customer, does not infringe upon any rule of law or the proprietary or other rights or interest of any third party, including, without limitation, trademark, trade-name, privacy or other rights, and shall not cause any harm, damage, expense or otherwise adverse effect upon or to Customer or GreatDomains.
     c. Customer has all the resources necessary to complete the transaction contemplated herein and has the authority to commit such resources for the purpose of this transaction; and
     d. Customer has not and will not make any fraudulent or false statements or misrepresentations in connection with the transaction underlying this Agreement.
     e. Customer will not, and has no intent to, use the Domain Names in any manner that may infringe upon the proprietary rights of any third party or for any unlawful purpose, including, without limitation, unfair competition, or in breach of the U.S. Anti-Cybersquatting Act of 1999, as amended from time to time.
     f. Customer acknowledges that it has had the opportunity to avail itself of legal and other professional advice before executing this Agreement, and that no representation has been made to it by GreatDomains as to the legal validity or adequacy of any provision in this document or any related document or transaction.
     g. Customer acknowledges that any and all services provided by GreatDomains under this Agreement, including form agreements that are provided for the benefit of Customer and Registrant, are provided for the facilitation of the transfer of the Domain Names and shall not be construed as legal or other professional advice in any manner whatsoever.
The parties agree that this Agreement and the services provided hereunder, is subject to all applicable local, state, federal and international laws and regulations. Customer & Registrant agree to provide true and accurate information about themselves and any other information required with regard to the transaction contemplated by this Agreement and the RNCA. Neither Customer nor Registrant shall use or submit any inaccurate or false information or otherwise impersonate any person or entity or user name or alias that they are not authorized to use. GreatDomains may, at its sole discretion, immediately terminate any services provided hereunder should either party fail to conform to these terms and conditions.
5. Registrant Name Change Agreement. Customer and Registrant shall execute and deliver to GreatDomains any and all documents deemed necessary to further the goals contemplated by this Agreement, as further instructed by GreatDomains, including, without limitation, Registrant Name Change Agreement attached hereto and the Trademark Assignment attached hereto as Exhibit C (the "Trademark Assignment") and all other instruments of transfer and confirmation and take such other action as may reasonably be deemed necessary or desirable by GreatDomains, and within the time frames to be designated by GreatDomains, in order to effectuate and confirm the transfer to Customer of registration of the Domain Names.
6. Limitation of Liability.
     (i) Customer and Registrant (i) agree that GreatDomains does not, and will not be asked to, enforce the terms of this agreement or of any other agreement by and between Customer and Registrant pertaining to the Domain Names; (ii) irrevocably grant GreatDomains the right to disclose information pertaining to the identity of Customer and Registrant as may be deemed necessary by GreatDomains to further the goals contemplated by this Agreement or protect the rights granted hereunder, subject to the terms and conditions of the GreatDomains Privacy Policy, as published upon the GreatDomains web site. GreatDomains shall not disclose the price paid by Customer for the Domain Names.
     (ii) Registrant shall be responsible for any fees payable to any other third party to effectuate the transfer of ownership and registration of the
Domain Names, as contemplated under this Agreement, including, without limitation, any fees payable to the registrar of the Domain Names and to GreatDomains in connection herewith. Other than those representations explicitly provided for in this Agreement, and the agreements and documents incorporated herein, rights and interest over the Domain Names are transferred to Customer "As-Is". Each party may act in reliance upon any instructions, instrument or signature reasonably believed to be genuine. Each party may assume that any employee of the other, who gives any written notice, request or instruction under this Agreement, has the authority to do so. No advice or information, whether oral or written, obtained by either party shall create any warranty or representation not expressly made in this Agreement with regard to the subject matter contemplated herein.
     (iii) CUSTOMER EXPRESSLY AGREES THAT IT IS PURCHASING RIGHTS TO THE DOMAIN NAMES AT ITS SOLE RISK. OTHER THAT AS PROVIDED IN THIS AGREEMENT, REGISTRANT AND GREATDOMAINS DISCLAIM ALL WARRANTIES OF ANY KIND, WHETHER EXPRESS OR IMPLIED, INCLUDING, BUT NOT LIMITED TO, ANY IMPLIED WARRANTY OF MERCHANTABILITY OR FITNESS FOR ANY PARTICULAR PURPOSE. REGISTRANT AND GREATDOMAINS DO NOT MAKE ANY WARRANTY THAT THE DOMAIN NAMES WILL MEET CUSTOMER'S REQUIREMENTS, OR THAT CUSTOMER WILL BE ABLE TO ATTAIN ANY SPECIFIC RESULTS OR VALUE ASSOCIATED WITH THE DOMAIN NAMES OR THE USE THEREOF. CUSTOMER AND REGISTRANT TOWARDS EACH OTHER, AND BOTH CUSTOMER & REGISTRANT TOWARDS GREATDOMAINS, AGREE TO INDEMNIFY AND HOLD THE OTHER (INCLUDING ITS SUBSIDIARIES, AFFILIATES, OFFICERS, DIRECTORS, EMPLOYEES, HEIRS, ASSIGNS AND REPRESENTATIVES) HARMLESS FROM ANY CLAIM, DEMAND, COST, EXPENSE OR CHARGE, INCLUDING ATTORNEYS' FEES, MADE BY ANY THIRD PARTY ARISING FROM OR IN CONNECTION WITH ANY BREACH OF ANY OBLIGATION, REPRESENTATION OR WARRANTY PROVIDED FOR UNDER THIS AGREEMENT. IN NO EVENT SHALL GREATDOMAINS' LIABILITY FOR ANY DIRECT, INDIRECT, INCIDENTAL, SPECIAL OR CONSEQUENTIAL DAMAGES RESULTING IN ANY WAY FROM THE USE OR THE INABILITY TO USE THE SERVICES OR FOR THE COST OR PROCUREMENT OF ANY SERVICES, EXCEED THE AMOUNTS RECEIVED BY GREATDOMAINS FOR THE SERVICES IT PROVIDES HEREUNDER.

7. Escrow. By executing this Agreement, Customer and Registrant agree to perform all necessary payments and obligations required under this Agreement as provided for below. GreatDomains shall advise Customer of the account to which the total Transfer Price is to be remitted ("Escrow Account"). Said instructions shall include details of the Escrow Account and terms of transfer, including, without limitation, fees to be paid to GreatDomains for the escrow services provided under this Provision ("Escrow Instructions"). Customer shall remit such funds to the Escrow Account no later than five (5) business days from the date of receipt of the Escrow Instructions. Upon GreatDomains' receiving confirmation from its bank of the deposit and clearing of such funds into the Escrow Account, GreatDomains shall transmit to the Domain Names registrar the Registrant Name Change Agreement as executed by Customer and Registrant ("RNCA") and all other documentation necessary to effect the transfer of registration over the Domain Names from Registrant to Customer as further contemplated by this Agreement. Customer and Registrant will assist GreatDomains as may be further necessary to complete and submit such documentation. Within three (3) business days of the parties' receiving notification confirming transfer of the Domain Names registration from Registrant to Customer, as will be evidenced in the registrar's WhoIs database, GreatDomains will release the funds deposited in the Escrow Account to Registrant, less any commissions or fees due to GreatDomains or other third parties, and deliver to Customer the original Trademark Assignment. Registrant hereby irrevocably authorizes and instructs GreatDomains to withhold any amount owing (including commissions and/or fees) to GreatDomains under this or any other agreement and use such amounts withheld as a setoff against such amounts owing. In no event can this instruction be revoked or withdrawn from this escrow without written approval from GreatDomains.
8. General.
     (i) Unless ordered otherwise and if transfer of the registration as provided for in this Agreement, is not concluded within sixty (60) days of the Effective Date, GreatDomains shall return to Customer any amounts paid into the Escrow Account less any fees set forth in the Escrow Instructions owing to GreatDomains.
     (ii) This Agreement is personal to Customer and Registrant, and neither Customer nor Registrant may assign or transfer any of the rights or obligations hereunder without the express written consent of the others until final transfer to Customer named herein has been confirmed by the public Whols.
     (iii) This Agreement shall be governed by and construed in accordance with the laws of the State of California, excluding its conflict of laws provision. If any provision of this Agreement, or part thereof, shall be held to be unenforceable, void or contrary to law, such provision, or part thereof, shall be severed from this Agreement, with the other provisions remaining in full force and effect.
     (iv) The Parties further agree to execute, acknowledge and deliver all such further instruments, and to do all such other acts, as may be necessary and appropriate in order to effectuate the relationship and allocation of rights contemplated by this Agreement.
     (v) This Agreement constitutes the complete and exclusive agreement between the parties regarding the subject matter hereof, and any and all previous representations, discussions and writings are merged and superseded by this Agreement. This Agreement may be modified only by a written document signed by all the parties hereto.
     (vi) Each party acknowledges that remedies at law may be inadequate to provide the other with full compensation in the event of a breach of any of the provisions of this Agreement, and that the non-breaching party shall therefore be entitled to seek injunctive relief in the event of such material breach, without limiting that parties' right to seek other remedies at law.
Both parties represent that they have full and complete authority to enter into this Agreement and perform its obligations and that all actions have been taken necessary to make this a valid and binding contract by the parties hereto.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be
executed  as  of  the  date  first  written  above  by  their  duly   authorized
representatives.

         Registrant:                PlanetRx.com, Inc.

                  By:      /s/ Paul E. Risner
                           -----------------------------------------------------
                  Name:    Paul E. Risner
                  Title:   Sr. VP

         Customer:                  Serono, Inc.

                  By:      /s/ Thomas Lang
                           -----------------------------------------------------
                  Name:    Thomas Lang
                  Title:   President

         GREATDOMAINS.COM, Inc., a VeriSign company

                  By:      /s/ Irene Ing
                           -----------------------------------------------------
                  Name:    Irene Ing
                  Title:   Director, Secondary Market Escrow

Exhibit 10.32

                 DOMAIN NAME PURCHASE AGREEMENT AND BILL OF SALE


         THIS DOMAIN NAME PURCHASE AGREEMENT AND BILL OF SALE (this "Agreement") dated as of the 14th day of March, 2001 (the "Effective Date") is between PlanetRx.com, Inc., a Delaware corporation with its principal place of business located at 6399 Shelby View Drive, Suite 122, Memphis, Tennessee 38134 ("Registrant"), and U.S. Nursing Corporation, a Colorado corporation, with its principal place of business at 3888 E. Mexican Avenue, Suite 120, Denver, Colorado 80210 ("Purchaser").

                                Recitals of Fact

         WHEREAS, Registrant and Network Solutions, Inc. ("Network Solutions") have entered into a Domain Name Registration Agreement for the registration of the domain name www.nursing.com (the "Domain Name") located on the World Wide Web and Registrant has registered the Domain Name with Network Solutions; and

         WHEREAS, Registrant desires to sell, transfer, grant, convey, assign, and relinquish any and all rights, title and interest in the Domain Name, including all associated intellectual property rights in the Domain Name, if any, to Purchaser and Purchaser desires to obtain full right, title and interest in the Domain name, including any associated intellectual property rights in the Domain Name from Registrant;

         NOW, THEREFORE, in consideration of the premises above, the mutual covenants and agreements set forth herein, Registrant and Purchaser, intending to be legally bound, hereby agree as follows:

                                   SECTION 1

                              CONVEYANCE OF RIGHTS

     1.1 Conveyance of Rights. Upon the satisfaction of all of the conditions and obligations for the closing of the transaction contemplated hereby as such conditions and obligations are described in Section 2.1 herein, Registrant sells, transfers, grants, conveys, assigns, and relinquishes to Purchaser all right, title and interest in and to the Domain Name on an "As Is" basis, except for those representations and warranties, if any, contained in this Agreement.

     1.2 Transfer of Domain Name. On the Effective Date and from time to time as reasonably requested by Purchaser, Registrant shall fully cooperate with Purchaser to transfer the Domain Name to Purchaser on-line through the Network Solutions Web site located on the World Wide Web at www.networksolutions.com and/or in writing, at Registrant's sole discretion, which shall include the providing of any information and the completion of any forms/documents required from Registrant, as the current registered holder of the Domain Name, in connection with the transfer of the Domain Name. Purchaser shall be responsible for completing any and all requirements necessary to transfer the Domain Name to a new registrant and for providing all information required by Network Solutions to transfer the Domain Name to a new registrant, including, but not limited to, the administrative contact, technical contact, zone contact, and billing contact. Purchaser shall be also responsible for its own registration fees and the completion and submission of a servicing agreement with Network Solutions in connection with the transfer of the Domain Name.

     1.3 Acknowledgement of Rights. In furtherance of this Agreement, Registrant hereby acknowledges that, upon the satisfaction of all of the conditions and obligations for closing the transaction contemplated hereby as such conditions and obligations are described in Section 2.1 herein,

     (A) Purchaser has succeeded to all of Registrant's right, title and interest to:

          (i) receive all rights and benefits pertaining to the Domain Name;

          (ii) institute and prosecute all suits and proceedings and take all actions that Purchaser, in its sole discretion, may deem necessary or proper to collect, assert or enforce any claim, right or title of any kind in and to the Domain Name; and

          (iii) defend and compromise any and all such actions, suits or proceedings relating to such transferred and assigned rights, title, interest, and benefits, and do all other such acts and things in relation thereto as Purchaser, in its sole discretion, deems advisable.

     (B) Registrant shall discontinue use of the link which currently exists between www.Nursing.com to www.PlanetRx.com unless other arrangements between the parties are agreed upon.

                                   SECTION 2

                               PAYMENT AND CLOSING

     2.1 Purchase Price: Conditions to Closing. The purchase price for the Domain Name shall be One Hundred Thousand Dollars ($100,000.00) (the "Purchase Money"), and, as a condition to closing the transaction contemplated herein, such Purchase Money shall be wired by the Purchaser on the Effective Date herein to Baker, Donelson, Bearman & Caldwell, P.C. using the wiring instructions as shown on Exhibit A attached hereto.

     2.2 Closing. Within two (2) business days of the satisfaction of the conditions to closing contained in Section 2.1 above, Registrant shall deliver a properly completed, executed and notarized Registrant Name Change Agreement ("RNCA") (as provided and required by Networks Solutions), with such RNCA completed only as to those portions required to be completed by Registrant (as the current holder of the Domain Name) to Purchaser for the purpose of transferring the Domain Name. In addition, Registrant shall complete any other documents which shall be reasonably required in connection with the transfer and registration of the Domain Name. Purchaser shall be responsible for any and all additional steps necessary to complete the transfer of the Domain Name, which shall include, but are not limited to, the payment of its own registration fees and the completion and submission of any servicing agreement necessary in connection with the transfer of the Domain Name.

     2.3 Further Assurances. Notwithstanding the fact that the Purchase Money may be delivered to Registrant by Baker, Donelson, Bearman & Caldwell, P.C. immediately after the wiring of such Purchase Money to Baker, Donelson, Bearman & Caldwell, P.C. by Purchaser (as required by Section 2.1 herein), Registrant agrees to execute and deliver, from time to time after the Effective Date hereof, upon the request of Purchaser, such further conveyance instruments, and take such further actions, as may be reasonably necessary or desirable to evidence more fully the transfer of ownership of the Domain Name to Purchaser. Registrant therefore agrees after the Effective Date hereof to:

          (i) execute,  acknowledge and deliver any affidavits or documents,  in
     writing  or  electronic  form,  of  assignment,   transfer  and  conveyance
     regarding the Domain Name;

          (ii) at Purchaser's cost, provide testimony in connection with any proceeding affecting the right, title, interest, or benefit of Purchaser in and to the Domain Name; and

          (iii) at Purchaser's cost, Perform any other acts reasonably necessary to carry out the intent of this Agreement.

Nothing in this Section 2.3 or in this Agreement (i) requires any other action by the Registrant or Baker, Donelson, Bearman & Caldwell, P.C. other than Registrant's execution of this Agreement in order for the Purchase Money to be delivered to the Registrant by Baker, Donelson, Bearman & Caldwell, P.C.; and
(ii) shall give Purchaser any right to or title in the Domain Name before the satisfaction of all of the conditions and obligations for closing the transaction contemplated hereby as such conditions and obligations are described in Section 2.1 herein.

                                   SECTION 3

                   REGISTRANT'S REPRESENTATIONS AND WARRANTIES

     Registrant hereby represents and warrants that, as of the Effective Date, and without inquiry or investigation:

          (1) to the best of Registrant's actual knowledge, Purchaser shall receive complete and exclusive right, title and interest in and to all tangible and intangible property rights existing in the Domain Name; (2) to the best of Registrant's actual knowledge, the Domain Name is free and clear of all liens, claims, encumbrances, rights, or equities, now or pending, whatsoever of any third party; (3) to the best of Registrant's actual knowledge, there is no pending, threatened or actual legal dispute, legal or non-legal controversy, alternative dispute resolution mechanism, including mediation or arbitration, or any other disagreement relating to or concerning the Domain Name; (4) Registrant's name currently and accurately appears on Network Solutions' registration records for the Domain Name; (5) all fees due Network Solutions relating to the Domain Name have been and are paid in full; and (6) Registrant has full authority to execute this Agreement.

                                   SECTION 4

                             LIMITATION OF LIABILITY

     The liability as a result of, or in respect of, or arising out of any breach of any covenant, representation or warranty made by either party shall not exceed One Hundred Thousand Dollars ($100,000.00).

                                   SECTION 5

                                  MISCELLANEOUS

     5.1 This Agreement shall inure to the benefit of, and be binding upon, the parties hereto together with their respective legal representatives, successors, and assigns.

     5.2 This Agreement shall be governed by, and construed in accordance with, the laws of the State of Tennessee, and the exclusive venue for any actions or disputes brought under or pursuant to this Agreement shall be Memphis, Tennessee.

     5.3 This Agreement supersedes all prior and contemporaneous agreements, assurances, representations, and communications between or among the parties hereto concerning the matters set forth herein.

     5.4 Registrant, together with its officers, directors, employees, contractors, attorneys, accountants and all others under its control, shall not, without prior written approval of Purchaser or unless otherwise required by law, publish or otherwise disclose to any others the terms of this Agreement, or that Purchaser or any of its subsidiary organizations are the buyer of the Domain Name. In addition, Registrant shall carefully restrict access to this information to only those professional advisors who have a need to know this information. Registrant may disclose this information if required by any judicial or governmental request, requirement or order, provided that it takes reasonable steps to give Purchaser sufficient prior notice of that request to contest that request, requirement or order.

     Registrant understands and acknowledges that any disclosure or misappropriation of the terms of this Agreement and the identity of Purchaser or any of its subsidiaries as the buyer of the Domain Name may cause irreparable harm, the amount of which may be difficult to ascertain and, therefore, Purchaser shall have the right to apply to a court of competent jurisdiction for an order restraining any further disclosure or misappropriation, and for such other relief as Purchaser shall deem appropriate. This right for injunctive relief shall be in addition to the remedies otherwise available to Purchaser at law or in equity.

     5.5 All fees charged under this Agreement by Registrant shall be inclusive of any sales, use, import or export, excise, value added, withholding or similar tax. Registrant is solely responsible for, and will file, on a timely basis, all tax returns and payments required to be filed with, or made to, any federal, state or local tax authority with respect to this Agreement.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the date above.

                                        REGISTRANT:

                                        PlanetRx.com, Inc.

                                        By:  /s/ John McAlpin
                                             -----------------------------------
                                             John McAlpin
                                             President & Chief Operating Officer

                                        PURCHASER:

                                        U.S. Nursing Corporation

                                        By:  /s/ Gregory L. Mikkelsen
                                             -----------------------------------
                                             Gregory L. Mikkelsen,
                                             Chief Operating Officer

                                    EXHIBIT A

                           Wire Transfer Instructions



         First Tennessee Bank
         Baker, Donelson, Bearman & Caldwell Trust Account
         ABA No. 084000026
         Trust Account # 00-0105015
         Client No.: 789281-00010

Exhibit 10.33

                INTERNET DOMAIN NAME TRANSFER & ESCROW AGREEMENT

This Internet Domain Name Transfer & Escrow Agreement ("Agreement") pertains to the Internet domain name OBESITY.COM ("Domain Name"), registered by PlanetRx.com, a legal entity of Memphis, Tennessee, US ("Registrant"), who is interested in transferring the Domain Name to JOHNSON & JOHNSON, a legal entity of New Brunswick, New Jersey, US ("Customer") using those services provided by GreatDomains.com, Inc., a VeriSign corporation registered under the laws of the state of Delaware ("GreatDomains"), to be effective as of March 14, 2001 ("Effective Date").

         The purpose of this Agreement is to set forth the terms and conditions for the transfer from Registrant to Customer of the Domain Name. It is agreed and understood that GreatDomains shall be deemed to be a party to this Agreement for the purpose of sections 4; 5; 6; 7; and 8 only.

1. Transfer of Domain Name. Registrant agrees to transfer to Customer all of Registrant's right and interest in, to and associated with the Domain Name upon the terms and conditions set forth in this Agreement.
2. Payment. Customer agrees to pay Registrant in cash, or cash equivalents, the amount of $75,000.00 as the total transfer price for the Domain Name ("Transfer Price"). Customer and Registrant agree that payment and transfer of the Transfer Price shall be performed according to the instructions and procedures set forth in the Escrow provisions set forth below. Customer and Registrant agree to cooperate, to take all steps and execute any documents deemed necessary to affect the transfer of the Domain Name and to otherwise achieve the goals contemplated by this Agreement.
3. No Competition. Registrant shall make no further use of the Domain Name as of the Effective Date, nor shall Registrant challenge, interfere, solicit, encourage or assist others to challenge or otherwise interfere with Customer's interest, right or use of the Domain Name. Registrant will not himself, or enable or allow another to, take any action or refrain from any action or otherwise support any claim that may detrimentally affect the registrability, validity of or commercial value associated with the Domain Name, including the goodwill associated therewith.
4. Representations and Warranties. Registrant represents, warrants and reaffirms those certain representations and warranties pertaining to the Domain Name made by Registrant in connection with the Domain Name and those other services provided to Registrant by GreatDomains, including, without limitation, the GreatDomains Use and Access Agreement, GreatDomains Registrant Listing and Right to Transfer Agreement, forms of which may be accessible on the GreatDomains web site, the GreatDomains Registrant Dispute Policy, the GreatDomains Privacy Policy and all such other agreements and policies as currently in effect and published upon the GreatDomains web site (Registrant and Customer understand that the agreements actually executed by the other parties with GreatDomains may differ substantially from those form documents provided on the GreatDomains web site),. Registrant further represents, warrants and covenants as follows:
     a. Registrant shall deliver under this agreement free and clear right and interest to the Domain Name.
     b. Registrant has not entered, used or otherwise provided any false or inaccurate information in the listing information (that was completed as part of the GreatDomains Registrant Listing and Right to Transfer Agreement), which Registrant acknowledges forms an integral part of this Agreement.
     c. Registrant has all right and interest in and to the Domain Name, free and clear of any encumbrance.
     d. Registrant has not used, and will not make or use, any fraud, misrepresentation, and false or otherwise inaccurate statement in the process of registration or maintenance of the registration of the Domain Name or in connection with the transaction underlying this Agreement.
     e. No fees are owing to the registrar of the Registrant Domain Name or to any other government agency or other entity or party with regard to the registration or maintenance of the Domain Name. Registrant warrants that, other than as may be warranted under the terms of this Agreement, all registration fees to the registrar of the Domain Name are current and shall remain so until final transfer of the Domain Name under this Agreement.
     f. Registrant has not licensed or otherwise allowed or enabled the use of the Domain Name to any other person or entity, or granted any right with respect to the Domain Name to any other person or entity, that may, in any manner, restrict, impede or adversely effect the consummation of the transaction underlying this Agreement.
     g. The execution and performance of the transaction contemplated under this Agreement does not infringe upon any rule of law or the proprietary or other rights or interest of any third party, including, without limitation, trademark, trade-name, privacy or other rights, and shall not cause any harm, damage, expense or otherwise adverse effect upon or to Customer or GreatDomains.
     h. Registrant is not seeking, and has not sought to use or sell the Domain Name for any unlawful purpose, including, but not limited to, unfair competition.
     i.   Registrant,  and  Registrant's  activities,  does  not  constitute  an infringement under the U.S. Anti-Cybersquatting Act of 1999, as amended from time to time.
     j. Registrant has all legal authority, authorizations and capacity to enter into this Agreement and a transaction for the transfer of the Domain Name and to assume the rights and obligations arising hereby;
     k. Registrant is 18 years of age or older, is competent to assume legally binding obligations, has the resources available to honor obligations undertaken, and to make the representations and warranties made herein.
     l. Registrant acknowledges that it has had the opportunity to avail itself of legal and other professional advice before executing this Agreement, and that no representation has been made to it by GreatDomains as to the legal validity or adequacy of any provision in this document or any related document or transaction.
     m. Registrant acknowledges that any and all services provided by GreatDomains under this Agreement, including form agreements that are provided for the benefit of Registrant and Customer, are provided for the facilitation of the transfer of the Domain Name and shall not be construed as legal or other professional advice in any manner whatsoever.
Customer represents, warrants and reaffirms those certain representations and warranties made by Customer in connection with the services provided to Customer by GreatDomains, consisting of, without limitation, the User Agreement, Registrant Dispute Policy, the Privacy Policy, which Customer acknowledges are incorporated herein by reference and are attached hereto as Exhibit A. Customer further represents and warrants that
     a.   Customer is duly authorized to execute and enter into this Agreement;
     b. Customer is 18 years of age or older, is competent to assume legally binding obligations, has the resources available to honor obligations undertaken, and to make the representations and warranties made herein
     c. The execution and performance of the transaction contemplated under this Agreement does not infringe upon any rule of law or the proprietary or other rights or interest of any third party, including, without limitation, trademark, trade-name, privacy or other rights, and shall not cause any harm, damage, expense or otherwise adverse effect upon or to Customer or GreatDomains.
     d. Customer has all the resources necessary to complete the transaction contemplated herein and has the authority to commit such resources for the purpose of this transaction; and
     e. Customer has not and will not make any fraudulent or false statements or misrepresentations in connection with the transaction underlying this Agreement.
     f. Customer will not, and has no intent to, use the Domain Name in any manner that may infringe upon the proprietary rights of any third party or for any unlawful purpose, including, without limitation, unfair competition, or in breach of the U.S. Anti-Cybersquatting Act of 1999, as amended from time to time.
     g. Customer acknowledges that it has had the opportunity to avail itself of legal and other professional advice before executing this Agreement, and that no representation has been made to it by GreatDomains as to the legal validity or adequacy of any provision in this document or any related document or transaction.
     h. Customer acknowledges that any and all services provided by GreatDomains under this Agreement, including form agreements that are provided for the benefit of Customer and Registrant, are provided for the facilitation of the transfer of the Domain Name and shall not be construed as legal or other professional advice in any manner whatsoever.
The parties agree that this Agreement and the services provided hereunder, is subject to all applicable local, state, federal and international laws and regulations. Customer & Registrant agree to provide true and accurate information about themselves and any other information required with regard to the transaction contemplated by this Agreement and the RNCA. Neither Customer nor Registrant shall use or submit any inaccurate or false information or otherwise impersonate any person or entity or user name or alias that they are not authorized to use.
5. Registrant Name Change Agreement. Customer and Registrant shall execute and deliver to GreatDomains any and all documents deemed necessary to further the goals contemplated by this Agreement, as further instructed by GreatDomains, including, without limitation, Registrant Name Change Agreement and all other instruments of transfer and confirmation and take such other action as may reasonably be deemed necessary or desirable by GreatDomains, and within the time frames to be designated by GreatDomains, in order to effectuate and confirm the transfer to Customer of registration of the Domain Name.
6. Limitation of Liability.
     (i) Customer and Registrant (i) agree that GreatDomains does not, and will not be asked to, enforce the terms of this agreement or of any other agreement by and between Customer and Registrant pertaining to the Domain Name; (ii) irrevocably grant GreatDomains the right to disclose information pertaining to the identity of Customer and Registrant as may be deemed necessary by GreatDomains to further the goals contemplated by this Agreement or protect the rights granted hereunder, subject to the terms and conditions of the GreatDomains Privacy Policy, as published upon the GreatDomains web site.
     (ii) Registrant shall be responsible for any fees payable to any other third party to effectuate the transfer of ownership and registration of the Domain Name, as contemplated under this Agreement, including, without limitation, any fees payable to the registrar of the Domain Name and to GreatDomains in connection herewith. Other than those representations explicitly provided for in this Agreement, and the agreements and documents incorporated herein, rights and interest over the Domain Name are transferred to Customer "As-Is". Each party may act in reliance upon any instructions, instrument or signature reasonably believed to be genuine. Each party may assume that any employee of the other, who gives any written notice, request or instruction under this Agreement, has the authority to do so. No advice or information, whether oral or written, obtained by either party shall create any warranty or representation not expressly made in this Agreement with regard to the subject matter contemplated herein.
     (iii) CUSTOMER EXPRESSLY AGREES THAT IT IS PURCHASING RIGHTS TO THE DOMAIN NAME AT ITS SOLE RISK. OTHER THAT AS PROVIDED IN THIS AGREEMENT, REGISTRANT AND GREATDOMAINS DISCLAIM ALL WARRANTIES OF ANY KIND, WHETHER EXPRESS OR IMPLIED, INCLUDING, BUT NOT LIMITED TO, ANY IMPLIED WARRANTY OF MERCHANTABILITY OR FITNESS FOR ANY PARTICULAR PURPOSE. REGISTRANT AND GREATDOMAINS DO NOT MAKE ANY WARRANTY THAT THE DOMAIN NAME WILL MEET CUSTOMER'S REQUIREMENTS, OR THAT CUSTOMER WILL BE ABLE TO ATTAIN ANY SPECIFIC RESULTS OR VALUE ASSOCIATED WITH THE DOMAIN NAME OR THE USE THEREOF. CUSTOMER AND REGISTRANT TOWARDS EACH OTHER, AND BOTH CUSTOMER & REGISTRANT TOWARDS GREATDOMAINS, AGREE TO INDEMNIFY AND HOLD THE OTHER (INCLUDING ITS SUBSIDIARIES, AFFILIATES, OFFICERS, DIRECTORS, EMPLOYEES, HEIRS, ASSIGNS AND REPRESENTATIVES) HARMLESS FROM ANY CLAIM, DEMAND, COST, EXPENSE OR CHARGE, INCLUDING ATTORNEYS' FEES, MADE BY ANY THIRD PARTY ARISING FROM OR IN CONNECTION WITH ANY BREACH OF ANY OBLIGATION, REPRESENTATION OR WARRANTY PROVIDED FOR UNDER THIS AGREEMENT. IN NO EVENT SHALL GREATDOMAINS' LIABILITY FOR ANY DIRECT, INDIRECT, INCIDENTAL, SPECIAL OR CONSEQUENTIAL DAMAGES RESULTING IN ANY WAY FROM THE USE OR THE INABILITY TO USE THE SERVICES OR FOR THE COST OR PROCUREMENT OF ANY SERVICES, EXCEED THE AMOUNTS RECEIVED BY GREATDOMAINS FOR THE SERVICES IT PROVIDES HEREUNDER.
7. Escrow. By executing this Agreement, Customer and Registrant agree to perform all necessary payments and obligations required under this Agreement as provided for below. GreatDomains shall advise Customer of the account to which the total Transfer Price is to be remitted ("Escrow Account"). Said instructions shall include details of the Escrow Account and terms of transfer, including, without limitation, fees to be paid to GreatDomains for the escrow services provided under this Provision ("Escrow Instructions"). Customer shall remit such funds to the Escrow Account no later than five (5) business days from the date of receipt of the Escrow Instructions. Upon GreatDomains' receiving confirmation from its bank of the deposit and clearing of such funds into the Escrow Account, GreatDomains shall transmit to the Domain Name registrar the Registrant Name Change Agreement as executed by Customer and Registrant ("RNCA") and all other documentation necessary to effect the transfer of registration over the Domain Name from Registrant to Customer as further contemplated by this Agreement. Customer and Registrant will assist GreatDomains as may be further necessary to complete and submit such documentation. Within three (3) business days of the parties' receiving notification confirming transfer of the Domain Name registration from Registrant to Customer, as will be evidenced in the registrar's WhoIs database, GreatDomains will release the funds deposited in the Escrow Account to Registrant, less any commissions or fees due to GreatDomains or other third parties. Registrant hereby irrevocably authorizes and instructs GreatDomains to withhold any amount owing (including commissions and/or fees) to GreatDomains under this or any other agreement and use such amounts withheld as a setoff against such amounts owing. In no event can this instruction be revoked or withdrawn from this escrow without written approval from GreatDomains.

8. General.
     a. Unless ordered otherwise and if transfer of the registration as provided for in this Agreement, is not concluded within twelve (12) months of the Effective Date, GreatDomains shall return to Customer any amounts paid into the Escrow Account less any fees owing to GreatDomains.
     b. This Agreement is personal to Customer and Registrant, and neither Customer nor Registrant may assign or transfer any of the rights or obligations hereunder without the express written consent of the others.
     c. This Agreement shall be governed by and construed in accordance with the laws of the State of California, excluding its conflict of laws provision. If any provision of this Agreement, or part thereof, shall be held to be unenforceable, void or contrary to law, such provision, or part thereof, shall be severed from this Agreement, with the other provisions remaining in full force and effect.
     d. The Parties agree that this Agreement may be executed in electronic form, as provided for below, subject to the Uniform Electronic Transactions Act (1999), as adopted and amended in the State of California. The Parties further agree to execute, acknowledge and deliver all such further instruments, and to do all such other acts, as may be necessary and appropriate in order to effectuate the relationship and allocation of rights contemplated by this Agreement.
     e. This Agreement constitutes the complete and exclusive agreement between the parties regarding the subject matter hereof, and any and all previous representations, discussions and writings are merged and superseded by this Agreement. This Agreement may be modified only by a written document signed by all the parties hereto.
     f. Each party acknowledges that remedies at law may be inadequate to provide the other with full compensation in the event of a breach of any of the provisions of this Agreement, and that the non-breaching party shall therefore be entitled to seek injunctive relief in the event of such material breach, without limiting that parties' right to seek other remedies at law.
Both parties represent that they have full and complete authority to enter into this Agreement and perform its obligations and that all actions have been taken necessary to make this a valid and binding contract by the parties hereto.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be
executed  as  of  the  date  first  written  above  by  their  duly   authorized
representatives.

         Registrant:                PlanetRx.com

                  By:      /s/ Paul E. Risner
                           -----------------------------------------------------
                  Name:    Paul E. Risner
                  Title:   Sr. VP & General Counsel

         Customer:                  JOHNSON & JOHNSON

                  By:      /s/ Richard F. Biribauer
                           -----------------------------------------------------
                  Name:    Richard F. Biribauer
                  Title:   Assistant Secretary

         GREATDOMAINS.COM, Inc., a VeriSign company

                  By:
                           -----------------------------------------------------
                  Name:    Irene Ing
                  Title:   Director, Secondary Market Escrow

Exhibit 10.34

                INTERNET DOMAIN NAME TRANSFER & ESCROW AGREEMENT

This Internet Domain Name Transfer & Escrow Agreement ("Agreement") pertains to the Internet domain name PHYSICIANS.COM ("Domain Name"), registered by PlanetRx , a legal entity of Memphis, TN US ("Registrant"), who is interested in transferring the Domain Name to Richard Gabriel, an individual of Pine Brook, NJ US ("Customer") using those services provided by GreatDomains.com, Inc., a VeriSign corporation registered under the laws of the state of Delaware ("GreatDomains"), to be effective as of March 30, 2001 ("Effective Date").

         The purpose of this Agreement is to set forth the terms and conditions for the transfer from Registrant to Customer of the Domain Name. It is agreed and understood that GreatDomains shall be deemed to be a party to this Agreement for the purpose of sections 4; 5; 6; 7; and 8 only.

1. Transfer of Domain Name. Registrant agrees to transfer to Customer all of Registrant's right and interest in, to and associated with the Domain Name upon the terms and conditions set forth in this Agreement.
2. Payment. Customer agrees to pay Registrant in cash, or cash equivalents, the amount of $100,000.00 as the total transfer price for the Domain Name ("Transfer Price"). Customer and Registrant agree that payment and transfer of the Transfer Price shall be performed according to the instructions and procedures set forth in the Escrow provisions set forth below. Customer and Registrant agree to cooperate, to take all steps and execute any documents deemed necessary to affect the transfer of the Domain Name and to otherwise achieve the goals contemplated by this Agreement.
3. No Competition. Registrant shall make no further use of the Domain Name as of the Effective Date, nor shall Registrant challenge, interfere, solicit, encourage or assist others to challenge or otherwise interfere with Customer's interest, right or use of the Domain Name. Registrant will not himself, or enable or allow another to, take any action or refrain from any action or otherwise support any claim that may detrimentally affect the registrability, validity of or commercial value associated with the Domain Name, including the goodwill associated therewith.
4. Representations and Warranties. Registrant represents, warrants and reaffirms those certain representations and warranties pertaining to the Domain Name made by Registrant in connection with the Domain Name and those other services provided to Registrant by GreatDomains, including, without limitation, the GreatDomains Use and Access Agreement, GreatDomains Registrant Listing and Right to Transfer Agreement, forms of which may be accessible on the GreatDomains web site, the GreatDomains Registrant Dispute Policy, the GreatDomains Privacy Policy and all such other agreements and policies as currently in effect and published upon the GreatDomains web site (Registrant and Customer understand that the agreements actually executed by the other parties with GreatDomains may differ substantially from those form documents provided on the GreatDomains web site),. Registrant further represents, warrants and covenants as follows:
     a. Registrant shall deliver under this agreement free and clear right and interest to the Domain Name.
     b. Registrant has not entered, used or otherwise provided any false or inaccurate information in the listing information (that was completed as part of the GreatDomains Registrant Listing and Right to Transfer Agreement), which Registrant acknowledges forms an integral part of this Agreement.
     c. Registrant has all right and interest in and to the Domain Name, free and clear of any encumbrance.
     d. Registrant has not used, and will not make or use, any fraud, misrepresentation, and false or otherwise inaccurate statement in the process of registration or maintenance of the registration of the Domain Name or in connection with the transaction underlying this Agreement.
     e. No fees are owing to the registrar of the Registrant Domain Name or to any other government agency or other entity or party with regard to the registration or maintenance of the Domain Name. Registrant warrants that, other than as may be warranted under the terms of this Agreement, all registration fees to the registrar of the Domain Name are current and shall remain so until final transfer of the Domain Name under this Agreement.
     f. Registrant has not licensed or otherwise allowed or enabled the use of the Domain Name to any other person or entity, or granted any right with respect to the Domain Name to any other person or entity, that may, in any manner, restrict, impede or adversely effect the consummation of the transaction underlying this Agreement.
     g. The execution and performance of the transaction contemplated under this Agreement does not infringe upon any rule of law or the proprietary or other rights or interest of any third party, including, without limitation, trademark, trade-name, privacy or other rights, and shall not cause any harm, damage, expense or otherwise adverse effect upon or to Customer or GreatDomains.
     h. Registrant is not seeking, and has not sought to use or sell the Domain Name for any unlawful purpose, including, but not limited to, unfair competition.
     i.   Registrant,  and  Registrant's  activities,  does  not  constitute  an infringement under the U.S. Anti-Cybersquatting Act of 1999, as amended from time to time.
     j. Registrant has all legal authority, authorizations and capacity to enter into this Agreement and a transaction for the transfer of the Domain Name and to assume the rights and obligations arising hereby;
     k. Registrant is 18 years of age or older, is competent to assume legally binding obligations, has the resources available to honor obligations undertaken, and to make the representations and warranties made herein.
     l. Registrant acknowledges that it has had the opportunity to avail itself of legal and other professional advice before executing this Agreement, and that no representation has been made to it by GreatDomains as to the legal validity or adequacy of any provision in this document or any related document or transaction.
     m. Registrant acknowledges that any and all services provided by GreatDomains under this Agreement, including form agreements that are provided for the benefit of Registrant and Customer, are provided for the facilitation of the transfer of the Domain Name and shall not be construed as legal or other professional advice in any manner whatsoever.
Customer represents, warrants and reaffirms those certain representations and warranties made by Customer in connection with the services provided to Customer by GreatDomains, including, without limitation, the GreatDomains Use and Access Agreement, GreatDomains Registrant Dispute Policy, the GreatDomains Privacy Policy and all such other agreements and policies as currently in effect and published upon the GreatDomains web site, which Customer acknowledges are incorporated herein by reference. Customer further represents and warrants that
     a. Customer is duly authorized to execute and enter into this Agreement;
     b. Customer is 18 years of age or older, is competent to assume legally binding obligations, has the resources available to honor obligations undertaken, and to make the representations and warranties made herein
     c. The execution and performance of the transaction contemplated under this Agreement does not infringe upon any rule of law or the proprietary or other rights or interest of any third party, including, without limitation, trademark, trade-name, privacy or other rights, and shall not cause any harm, damage, expense or otherwise adverse effect upon or to Customer or GreatDomains.
     d. Customer has all the resources necessary to complete the transaction contemplated herein and has the authority to commit such resources for the purpose of this transaction; and
     e. Customer has not and will not make any fraudulent or false statements or misrepresentations in connection with the transaction underlying this Agreement.
     f. Customer will not, and has no intent to, use the Domain Name in any manner that may infringe upon the proprietary rights of any third party or for any unlawful purpose, including, without limitation, unfair competition, or in breach of the U.S. Anti-Cybersquatting Act of 1999, as amended from time to time.
     g. Customer acknowledges that it has had the opportunity to avail itself of legal and other professional advice before executing this Agreement, and that no representation has been made to it by GreatDomains as to the legal validity or adequacy of any provision in this document or any related document or transaction.
     h. Customer acknowledges that any and all services provided by GreatDomains under this Agreement, including form agreements that are provided for the benefit of Customer and Registrant, are provided for the facilitation of the transfer of the Domain Name and shall not be construed as legal or other professional advice in any manner whatsoever.

The parties agree that this Agreement and the services provided hereunder, is subject to all applicable local, state, federal and international laws and regulations. Customer & Registrant agree to provide true and accurate information about themselves and any other information required with regard to the transaction contemplated by this Agreement and the RNCA. Neither Customer nor Registrant shall use or submit any inaccurate or false information or otherwise impersonate any person or entity or user name or alias that they are not authorized to use.

GreatDomains may, at its sole discretion, immediately terminate any services provided hereunder should either party fail to conform to these terms and conditions.
5. Registrant Name Change Agreement. Customer and Registrant shall execute and deliver to GreatDomains any and all documents deemed necessary to further the goals contemplated by this Agreement, as further instructed by GreatDomains, including, without limitation, Registrant Name Change Agreement and all other instruments of transfer and confirmation and take such other action as may reasonably be deemed necessary or desirable by GreatDomains, and within the time frames to be designated by GreatDomains, in order to effectuate and confirm the transfer to Customer of registration of the Domain Name.
6. Limitation of Liability.
     (i) Customer and Registrant (i) agree that GreatDomains does not, and will not be asked to, enforce the terms of this agreement or of any other agreement by and between Customer and Registrant pertaining to the Domain Name; (ii) irrevocably grant GreatDomains the right to disclose information pertaining to the identity of Customer and Registrant as may be deemed necessary by GreatDomains to further the goals contemplated by this Agreement or protect the rights granted hereunder, subject to the terms and conditions of the GreatDomains Privacy Policy, as published upon the GreatDomains web site.
     (ii) Registrant shall be responsible for any fees payable to any other third party to effectuate the transfer of ownership and registration of the Domain Name, as contemplated under this Agreement, including, without limitation, any fees payable to the registrar of the Domain Name and to GreatDomains in connection herewith. Other than those representations explicitly provided for in this Agreement, and the agreements and documents incorporated herein, rights and interest over the Domain Name are transferred to Customer "As-Is". Each party may act in reliance upon any instructions, instrument or signature reasonably believed to be genuine. Each party may assume that any employee of the other, who gives any written notice, request or instruction under this Agreement, has the authority to do so. No advice or information, whether oral or written, obtained by either party shall create any warranty or representation not expressly made in this Agreement with regard to the subject matter contemplated herein.
     (iii) CUSTOMER EXPRESSLY AGREES THAT IT IS PURCHASING RIGHTS TO THE DOMAIN NAME AT ITS SOLE RISK. OTHER THAT AS PROVIDED IN THIS AGREEMENT, REGISTRANT AND GREATDOMAINS DISCLAIM ALL WARRANTIES OF ANY KIND, WHETHER EXPRESS OR IMPLIED, INCLUDING, BUT NOT LIMITED TO, ANY IMPLIED WARRANTY OF MERCHANTABILITY OR FITNESS FOR ANY PARTICULAR PURPOSE. REGISTRANT AND GREATDOMAINS DO NOT MAKE ANY WARRANTY THAT THE DOMAIN NAME WILL MEET CUSTOMER'S REQUIREMENTS, OR THAT CUSTOMER WILL BE ABLE TO ATTAIN ANY SPECIFIC RESULTS OR VALUE ASSOCIATED WITH THE DOMAIN NAME OR THE USE THEREOF. CUSTOMER AND REGISTRANT TOWARDS EACH OTHER, AND BOTH CUSTOMER & REGISTRANT TOWARDS GREATDOMAINS, AGREE TO INDEMNIFY AND HOLD THE OTHER (INCLUDING ITS SUBSIDIARIES, AFFILIATES, OFFICERS, DIRECTORS, EMPLOYEES, HEIRS, ASSIGNS AND REPRESENTATIVES) HARMLESS FROM ANY CLAIM, DEMAND, COST, EXPENSE OR CHARGE, INCLUDING ATTORNEYS' FEES, MADE BY ANY THIRD PARTY ARISING FROM OR IN CONNECTION WITH ANY BREACH OF ANY OBLIGATION, REPRESENTATION OR WARRANTY PROVIDED FOR UNDER THIS AGREEMENT. IN NO EVENT SHALL GREATDOMAINS' LIABILITY FOR ANY DIRECT, INDIRECT, INCIDENTAL, SPECIAL OR CONSEQUENTIAL DAMAGES RESULTING IN ANY WAY FROM THE USE OR THE INABILITY TO USE THE SERVICES OR FOR THE COST OR PROCUREMENT OF ANY SERVICES, EXCEED THE AMOUNTS RECEIVED BY GREATDOMAINS FOR THE SERVICES IT PROVIDES HEREUNDER.
7. Escrow. By executing this Agreement, Customer and Registrant agree to perform all necessary payments and obligations required under this Agreement as provided for below. GreatDomains shall advise Customer of the account to which the total Transfer Price is to be remitted ("Escrow Account"). Said instructions shall include details of the Escrow Account and terms of transfer, including, without limitation, fees to be paid to GreatDomains for the escrow services provided under this Provision ("Escrow Instructions"). Customer shall remit such funds to the Escrow Account no later than five (5) business days from the date of receipt of the Escrow Instructions. Upon GreatDomains' receiving confirmation from its bank of the deposit and clearing of such funds into the Escrow Account, GreatDomains shall transmit to the Domain Name registrar the Registrant Name Change Agreement as executed by Customer and Registrant ("RNCA") and all other documentation necessary to effect the transfer of registration over the Domain Name from Registrant to Customer as further contemplated by this Agreement. Customer and Registrant will assist GreatDomains as may be further necessary to complete and submit such documentation. Within three (3) business days of the parties' receiving notification confirming transfer of the Domain Name registration from Registrant to Customer, as will be evidenced in the registrar's WhoIs database,

GreatDomains will release the funds deposited in the Escrow Account to Registrant, less any commissions or fees due to GreatDomains or other third parties. Registrant hereby irrevocably authorizes and instructs GreatDomains to withhold any amount owing (including commissions and/or fees) to GreatDomains under this or any other agreement and use such amounts withheld as a setoff against such amounts owing. In no event can this instruction be revoked or withdrawn from this escrow without written approval from GreatDomains.
8. General.
     (i) Unless ordered otherwise and if transfer of the registration as provided for in this Agreement, is not concluded within twelve (12) months of the Effective Date, GreatDomains shall return to Customer any amounts paid into the Escrow Account less any fees owing to GreatDomains.
     (ii) This Agreement is personal to Customer and Registrant, and neither Customer nor Registrant may assign or transfer any of the rights or obligations hereunder without the express written consent of the others.
     (iii) This Agreement shall be governed by and construed in accordance with the laws of the State of California, excluding its conflict of laws provision. If any provision of this Agreement, or part thereof, shall be held to be unenforceable, void or contrary to law, such provision, or part thereof, shall be severed from this Agreement, with the other provisions remaining in full force and effect.
     (iv) The Parties agree that this Agreement may be executed in electronic form, as provided for below, subject to the Uniform Electronic Transactions Act
(1999), as adopted and amended in the State of California. The Parties further agree to execute, acknowledge and deliver all such further instruments, and to do all such other acts, as may be necessary and appropriate in order to effectuate the relationship and allocation of rights contemplated by this Agreement.
     (v) This Agreement constitutes the complete and exclusive agreement between the parties regarding the subject matter hereof, and any and all previous representations, discussions and writings are merged and superseded by this Agreement. This Agreement may be modified only by a written document signed by all the parties hereto.
     (vi) Each party acknowledges that remedies at law may be inadequate to provide the other with full compensation in the event of a breach of any of the provisions of this Agreement, and that the non-breaching party shall therefore be entitled to seek injunctive relief in the event of such material breach, without limiting that parties' right to seek other remedies at law.
Both parties represent that they have full and complete authority to enter into this Agreement and perform its obligations and that all actions have been taken necessary to make this a valid and binding contract by the parties hereto.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be
executed  as  of  the  date  first  written  above  by  their  duly   authorized
representatives.


         Registrant:                PlanetRx

                  By:      /s/ Paul E. Risner
                           -----------------------------------------------------
                  Name:    Paul E. Risner
                  Title:   Sr. VP & General Counsel

         Customer:                  Richard Gabriel

                  By:      /s/ Richard Gabriel
                           -----------------------------------------------------
                  Name:    Richard Gabriel
                  Title:   Owner

         GREATDOMAINS.COM, Inc., a VeriSign company

                  By:      /s/ Irene Ing
                           -----------------------------------------------------
                  Name:    Irene Ing
                  Title:   Director, Secondary Market Escrow