Form 10-K
period 2001-12-31
PLANETRX COM
filed 2002-04-16
CIK 1089979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO

                        COMMISSION FILE NUMBER 000-27437

                               PLANETRX.COM, INC.

             (Exact name of registrant as specified in its charter)


                Delaware                                     94-3227733
      (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                     Identification No.)

         6419 Shelby View Drive                                 38134
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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by  non-affiliates of the registrant as of March 31, 2002.......................................$250,930

Number of shares of common stock outstanding as of March 31, 2002......6,119,115

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant's definitive proxy statement to be filed in connection with its 2002 annual meeting of stockholders or Form 10-K/A to be filed by April 30, 2002, are incorporated by reference into Part III of this Form 10-K where indicated.

                                     PART I


ITEM 1. BUSINESS

EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DESCRIPTION OF PLANETRX.COM'S BUSINESS CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED. THESE INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS REGARDING PLANETRX.COM'S EXPECTATIONS, BELIEFS, INTENTIONS, PLANS, GOALS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD-LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED UPON INFORMATION AVAILABLE TO PLANETRX.COM AS OF THE DATE HEREOF, AND PLANETRX.COM ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE INCLUDE, BUT ARE NOT LIMITED TO, RISKS ASSOCIATED WITH THE CESSATION OF ACTIVE BUSINESS, CHANGES IN ECONOMIC CONDITIONS AFFECTING PLANETRX.COM, DECISIONS OF COURTS, REGULATORS AND GOVERNMENTAL BODIES, AND OTHER FACTORS OR RISKS RELATING TO PLANETRX.COM AS SET FORTH IN THIS DOCUMENT, INCLUDING (WITHOUT LIMITATION) UNDER THE CAPTIONS, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "RISK FACTORS". NOTHING CAN OR SHOULD BE INFERRED ABOUT PLANETRX.COM'S FUTURE REVENUES OR FINANCIAL RESULTS FROM THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS DOCUMENT.

Overview

PlanetRx.com, Inc. (sometimes referred to as "PlanetRx.com," "the Company," or "we") was a leading online healthcare destination for commerce, content and community. In October 1999, we completed our initial public offering. Our e-commerce website, www.PlanetRx.com, launched on March 18, 1999, provided a convenient, private and informative shopping experience. We offered products in six categories: prescription drugs; non-prescription drugs; personal care;
beauty and spa; vitamins, herbs and nutrition; and medical supplies. Our eCenters, located within the PlanetRx.com website, incorporated content that addressed a variety of health-related topics. In addition, we owned and operated a network of satellite websites targeting specific healthcare conditions by providing relevant content and a destination for online communities. These condition-specific websites, which included diabetes.com, depression.com, obesity.com and alzheimers.com, were linked to the PlanetRx.com website.

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

Disposition of the Company

In April 2001, our Board of Directors authorized management to prepare a plan of liquidation and dissolution of the Company for review by the Board.
Subsequently, in an effort to realize as much value as possible for our stockholders, the Board of Directors also directed management to explore and evaluate various strategic options for the Company, including a possible merger or sale, while taking steps to monetize assets and settle obligations in a manner consistent with the consummation of either a merger or sale or the liquidation and dissolution of the Company. These steps have included the sale of assets, the assignment or negotiated cancellation of leases and other contracts, the payment or settlement of liabilities and obligations, and the reduction of personnel to three key managers. We intend to continue these steps to monetize assets and, to the extent possible, use the proceeds, together with available cash, to pay our obligations and liabilities. No assurance can be given that available cash and amounts received from the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims.

Description of Business

Prior to February 2001, our market consisted of prescription drugs, non-prescription drugs, personal care products, beauty and spa, vitamins, herbs and nutrition and medical supplies. In the past, these products had been sold primarily through chain drugstores such as CVS, Eckerd, RiteAid and Walgreen's, mass market retailers such as Kmart, Target and Wal-Mart, supermarkets, warehouse clubs, mail-order companies and independent drugstores and pharmacies. However, a significant number of consumers were beginning to use the Internet to shop for healthcare products and as a source for health and medical information.

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

We implemented a wide range of secure, scalable services and systems for the PlanetRx.com website and our satellite websites, as well as for our distribution center. These services and systems included website management, advanced searching tools, customer account management, transaction processing, order management, pharmacy services and operations, store and catalog, inventory control, purchasing, community message boards, OnLine Analytical Processing, payment services and a variety of marketing applications. A subset of these systems formed the core set of software applications that we used for accepting and validating our customer orders, organizing, placing and managing orders with our vendors, receiving product and assigning it to customer orders, and managing shipment of products to customers.

We developed proprietary technologies to augment those that we licensed from vendors, such as Microsoft, IBM and Sun Microsystems. We focused our internal development efforts on creating and enhancing our proprietary software. Our core merchandise catalog, customer interaction, order collection, fulfillment and back-end systems were all proprietary to PlanetRx.com. Our software platform and architecture were integrated with relational database servers such as IBM UDB as well as Microsoft SQL server. Our system was designed to include an open application-programming interface that provided real-time connectivity to our distribution center systems for both pharmacy and non-pharmacy products. These systems included a perpetual inventory system, real-time order tracking system, executive information system and inventory replenishment system. The employment of multiple web servers, application servers, and database servers, allowed our systems to be resilient and redundant. Our Internet servers used SSL to help conduct secure communications and transactions.

The online commerce market is new, rapidly evolving and intensely competitive. In particular, the health and personal care categories are intensely competitive and are also highly fragmented, and there was no clear dominant leader in any of our market segments. Our competitors could be divided into several groups: chain drugstores, such as Walgreen's, RiteAid, CVS and Eckerd; mass market retailers such as Wal-Mart, Kmart and Target; supermarkets, such as Safeway, Albertson's and Kroger; warehouse clubs; online retailers of health, beauty, wellness, personal care and/or pharmaceutical products, such as drugstore.com and CVS.com; mail order pharmacies, such as Express Scripts and Merck-Medco; Internet portals and online service providers that feature shopping services such as AOL, Yahoo!, Excite@Home and Lycos; and cosmetics departments at major department stores, such as Nordstrom, Macy's and Bloomingdale's and hair salons. Most of these competitors operate within one or more of our market segments.

Our business was subject to extensive federal, state and local regulations, many of which are specific to pharmacies and the sale of over-the-counter drugs. For example, under the Omnibus Budget Reconciliation Act of 1990 and related state and local regulations, our pharmacists were required to offer counseling to our customers about medication, dosage, delivery systems, common side effects, adverse effects or interactions and therapeutic contraindications, proper storage, prescription refill, and other information deemed significant by the pharmacists. We were also subject to federal, state and local licensing and registration regulations with respect to, among other things, our pharmacy operations and the pharmacists we employed.

We were subject to requirements under the Controlled Substances Act and federal Drug Enforcement Agency regulations, as well as related state and local laws and regulations, relating to our pharmacy operations, including registration, security, record keeping, and reporting requirements related to the purchase, storage and dispensing of controlled substances, prescription drugs, and some over-the-counter drugs. "Compendial standards" which can also be called "official compendium" means the standards for drugs related to strength, purity, weight, quality, labeling and packing contained in the official Pharmacopeia of the United States, official National Formulary, or any supplement to any of them. Under the Food, Drug and Cosmetic Act of 1938, a drug recognized by the Homeopathic Pharmacopeia of the United States must meet all compendial standards and labeling requirements contained therein, or it will be considered adulterated (e.g., lacking appropriate strength, quality, or purity; or containing poisonous or unsanitary ingredients) or misbranded (e.g., having a false or misleading label; or label containing inaccurate description of contents). While homeopathic remedies accounted for less than one percent (1%) of our revenues, we were still required to comply with the Food, Drug and Cosmetic Act. The distribution of adulterated or misbranded homeopathic remedies or other drugs is prohibited under the Food, Drug and Cosmetic Act, and violations could result in substantial fines and other monetary penalties, seizure of the misbranded or adulterated items, and/or criminal sanctions. We were required to comply with the Dietary Supplement Health and Education Act when selling dietary supplements and vitamins.

Intellectual Property

We relied on a combination of copyright, trademark, and trade secret laws and our contractual obligations with employees and third parties to protect our proprietary rights. We do not own any issued patents, and other protection of our intellectual property is limited. Despite our efforts to protect our proprietary rights, it may be possible for a third party to copy or obtain and use our intellectual property without our authorization. In addition, other parties may breach confidentiality agreements or other protective contracts we have entered into, and we may not be able to enforce our rights in the event of these breaches.

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

The domain names owned by  PlanetRx.com  as of December 31, 2002  included,  but
were   not   limited    to:    anorexia.com;    osteopathy.com;    podiatry.com;
pollenwatch.com; rxnet.com; and weightloss2000.com.

Employees

As of December 31, 2000, PlanetRx.com had 193 employees. During the first quarter of 2001, in connection with the rapid change in business strategy at PlanetRx.com, we began to reduce our workforce further. As of March 31, 2002, PlanetRx.com had 3 employees.

                                  RISK FACTORS

Risks Relating to Liquidation and Dissolution

Potential Stockholder Liability to Creditors of the Company

If a Plan of Liquidation and Dissolution should be approved by our Board of Directors and stockholders, the Company would file a certificate of dissolution with the Secretary of State of the State of Delaware to dissolve the Company. Under the Delaware General Board of Directors and Corporation Law (the "DGCL"), the Company would continue to exist for three years after the dissolution becomes effective (or for such longer period as the Delaware Court of Chancery would direct), during which time the Company would prosecute and defend lawsuits, gradually dispose of its property, and to the extent possible, discharge its liabilities and distribute to its stockholders any remaining assets.

The Company would establish a contingency reserve to pay its expenses and liabilities during this three-year period. If the contingency reserve should be inadequate to pay the Company's expenses and liabilities, under the DGCL each stockholder could be held liable to the Company's creditors for payment of the stockholder's pro rata share of amounts owed to creditors in excess of the contingency reserve. A stockholder's liability would be limited to the amounts previously received as distributions from the Company (and from any liquidating trust) pursuant to the dissolution. If the contingency reserve is inadequate, a stockholder could be required to return all distributions previously received from the Company pursuant to the dissolution, in which case a stockholder might receive nothing from the Company under the Plan. Furthermore, if a stockholder has paid taxes on distributions previously received pursuant to the dissolution, the requirement to repay all or part of those distributions could result in a net tax cost to the stockholder if the repayment does not cause a commensurate reduction in taxes payable.

There  can be no  assurance  that any  contingency  reserve  established  by the
Company  would  be  adequate  to  cover  any  expenses  and   liabilities.   See
"Contingency Reserves" for more information.

Amount of Distributions

Uncertainties as to the net value of the Company's non-cash assets and the ultimate amount of its liabilities make it impracticable to predict the aggregate net value, if any, that ultimately will be distributed to stockholders. Claims, liabilities and expenses from operations (including operating costs, salaries, income taxes, payroll and local taxes, legal and accounting fees and miscellaneous office expenses) would continue to be incurred following approval of the Plan. These expenses will reduce the amount of or possibly eliminate assets available for ultimate distribution to stockholders. No assurances can be given that available cash and amounts received on the sale of assets would be adequate to provide for the Company's obligations, liabilities, expenses and claims and to make cash distributions to stockholders.

Risks Relating to Sales or Merger

We have been evaluating possible sale or merger transactions involving the Company. There can be no assurance that we will be able to enter into such a transaction, or if we do enter into such a transaction, that we will be able to successfully integrate any acquired business without substantial expenses, delays or other problems. In addition, there can be no assurance that if the Company does enter into such a transaction, that it will produce anticipated revenues and earnings.

Any agreement for a sale or merger of the Company would likely contain a number of conditions precedent to closing the transaction. There could be no assurance that the Company would be able to meet all of the conditions precedent which are its responsibility. Furthermore, any such transaction might fail to close for any number of reasons, such as a failure by the other party to meet its obligations, a material adverse change in the condition of either party, or other unforeseen reasons.

If a sale or merger involving the Company were to be successfully concluded, there could be no assurance that the Company would be able to profitably manage or successfully integrate the new business without substantial expenses, delays or other operational or financial problems. Furthermore, such a transaction might involve additional risks or effects, including dilution of our stockholders' interest in the Company, various one-time or ongoing acquisition related expenses, and unanticipated events or circumstances, some or all of which could have a material adverse effect on the Company's business, operating results and financial condition. There could be no assurance that, even if successful, such a transaction would result in the generation of anticipated revenues and earnings.

ITEM 2. PROPERTIES

PlanetRx.com's principal executive offices are located in Memphis, Tennessee and are occupied under a tenancy at will.

ITEM 3. LEGAL PROCEEDINGS

On March 27, 2001, SDR Investors, LP filed a lawsuit against PlanetRx.com, certain underwriters of the Company's initial public offering in October 1999 (the "IPO"), and certain former and current directors of the Company. Named as additional defendants in the suit, which was filed in the United States District Court for the Southern District of New York, are The Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and Salomon Smith Barney, Inc., each of which was an underwriter of the IPO; William J. Razzouk and Christos M. Cotsakos, who are former directors of the Company; and David M. Beirne and Michael Moritz, who were current directors of the Company at the time the complaint was filed, but are now former directors of the Company. Between April 19, 2001 and May 4, 2001, five virtually identical additional complaints were filed. One of the additional complaints also names as defendants Hambrecht & Quist LLC, William Blair & Co. LLC, Bear Stearns & Co., Inc., additional underwriters of the IPO, Morgan Stanley Dean Witter & Co. Incorporated and Credit Suisse First Boston Corp., which were not underwriters of the IPO, and Steve Valenzuela, a former officer of the Company. The suits generally allege that the defendants violated federal securities laws by not disclosing certain actions allegedly taken by the underwriter defendants in connection with the IPO. The suits allege specifically that the underwriter defendants, in exchange for the allocation to their customers of shares of the Company's common stock sold in the IPO, solicited and received from their customers undisclosed commissions on transactions in other securities and required their customers to purchase additional shares of the Company's common stock in the aftermarket at pre-determined prices that were above the IPO price. The suits seek unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company's common stock between October 6, 1999, and March 24, 2001. The complaints have been consolidated into a single action, which is being coordinated with over three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York. No date has been set for any response to the complaint. As of the date hereof, we are unable to predict the outcome of the suit and its ultimate effect, if any, on the Company's financial condition.

On June 19, 2001, vTraction, Inc. filed a complaint for breach of contract in the Chancery Court of Tennessee for the Thirtieth Judicial District at Memphis alleging that PlanetRx.com entered into an oral agreement with vTraction to sell certain equipment and later reneged, and claiming damages in an amount including, but not limited to, the difference between the price agreed to in the alleged oral contract and the market price of the equipment. PlanetRx.com has filed an answer asserting the affirmative defenses of failure of consideration and statute of frauds and denying the existence of an oral contract.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

        Fiscal 1999 - Quarter Ended                                                 High                   Low
        -----------------------------------                                   ----------------       ---------------
        October 1 - December 31                                                 $       208.00         $      116.00


        Fiscal 2000 - Quarter Ended
        January 1 - March 31                                                    $       146.00         $       57.00
        April 1- June 30                                                        $        50.00         $       11.75
        July 1 - September 30                                                   $        14.00         $        3.50
        October 1 - December 31                                                 $         3.75         $        0.25


        Fiscal 2001 - Quarter Ended
        January 1 - March 31                                                    $         0.56         $        0.27
        April 1- June 30                                                        $         0.31         $        0.27
        July 1 - September 30                                                   $         0.28         $        0.09
        October 1 - December 31                                                 $         0.11         $        0.04


As of March 31, 2002 there were 378 stockholders of record of our common stock.

Dividends

The Company has never declared or paid cash dividends on its common stock. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------
                                                            2001       2000       1999     1998   1997
                                                         ---------   --------   -------   -----   ----
STATEMENT OF OPERATIONS DATA:
Net revenue:
  e-commerce...........................................  $   3,957  $  31,463   $ 7,856   $  --   $ --
  Sponsorship..........................................      1,817      4,702     1,143      --     --
                                                         ---------   --------   -------   -----   ----
                                                             5,774     36,165     8,999      --     --
                                                         ---------   --------   -------   -----   ----
Cost of net revenue:
  e-commerce...........................................      4,039     27,223     6,200      --     --
  Sponsorship..........................................         --        373       100      --     --
                                                         ---------   --------   -------   -----   ----
                                                             4,039     27,596     6,300      --     --
                                                         ---------   --------   -------   -----   ----
Gross profit...........................................      1,735      8,569     2,699      --     --
Operating expenses:
  Marketing and sales..................................        513     49,287    44,568     907     --
  Shipping, handling and related costs.................      3,594     24,476    11,905      --     --
  Product development..................................      1,335     18,261    12,946   1,025    113
  General and administrative...........................      5,364     11,399     6,448     541     23
  Amortization of intangible assets....................         --     40,860     9,627      --     --
  Stock-based compensation.............................      1,799      6,330    15,647   1,650     --
  Contract termination and severance charges...........         --      4,466        --      --     --
  Restructuring charges................................         --      3,737        --      --     --
  Impairment loss......................................      2,388    163,712        --      --     --
                                                         ---------   --------   -------   -----   ----
         Total operating expenses......................     14,993    322,528   101,141   4,123    136
                                                         ---------   --------   -------   -----   ----
Operating loss.........................................    (13,258)  (313,959)  (98,442) (4,123)  (136)
Other income...........................................      2,203         --        --      --     --
Interest income........................................        125      3,183     2,691      38     --
Interest expense.......................................       (571)      (894)   (2,263)     (2)    (1)
                                                         ---------   --------   -------   -----   ----
Net loss...............................................  $ (11,501) $(311,670) $(98,014)$(4,087) $(137)
                                                         =========   ========   =======   =====   ====
Extraordinary gain on the early extinguishment of debt,
net of taxes of $0.....................................        177         --        --      --     --

Effect of anti-dilution provisions of Series B
  Preferred Stock......................................         --         --    (1,009)     --     --
                                                         ---------   --------   -------   -----   ----
Net loss available to Common stockholders..............  $ (11,324) $(311,670) $(99,023)$(4,087)$(137)
                                                         =========   ========   =======   =====   ====
Basic and diluted net loss per share...................  $   (1.85) $  (51.84) $ (61.93)$(72.98)$  --
                                                         =========   ========   =======   =====   ====
Weighted average shares used to compute basic and
  diluted net loss per share...........................      6,121      6,012     1,599      56    --
                                                         =========   ========   =======   =====   ====




                                                                         DECEMBER 31,
                                                         ---------------------------------------------
                                                             2001       2000      1999     1998   1997
                                                         ---------   --------   -------   -----   ----
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..............................  $     147  $   8,700  $116,748 $   935  $  15
Working capital (deficit)..............................        153      2,077   122,595     581    (19)
Total assets...........................................        477     21,142   338,515   5,707     36
Borrowings and capital lease obligations, long-term....         --         --     6,847       2     10
Total stockholders' equity (deficit)...................        253      9,856   315,645   3,469     (8)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These include, but are not limited to, statements regarding PlanetRx.com's expectations, beliefs, intentions, plans, goals or strategies regarding the future. All forward-looking statements included in this document are based upon information available to PlanetRx.com as of the date hereof, and PlanetRx.com assumes no obligation to update any such forward-looking statements. Forward-looking statements involve risks and uncertainties which could cause actual results to differ materially from those projected. These include, but are not limited to, risks associated with the cessation of active business, changes in economic conditions affecting PlanetRx.com, decisions of courts, regulators and governmental bodies, and other factors or risks relating to PlanetRx.com as set forth in this document, including (without limitation) under the caption "Risk Factors". Nothing can or should be inferred about PlanetRx.com's future revenues or financial results from the forward-looking statements contained in this document.

Disposition of the Company

In April 2001, our Board of Directors authorized management to prepare a plan of liquidation and dissolution of the Company for review by the Board.
Subsequently, in an effort to realize as much value as possible for our stockholders, the Board of Directors also directed management to explore and evaluate various strategic options for the Company, including a possible merger or sale, while taking steps to monetize assets and settle obligations in a manner consistent with the consummation of either a merger or sale or the liquidation and dissolution of the Company. These steps have included the sale of assets, the assignment or negotiated cancellation of leases and other contracts, the payment or settlement of liabilities and obligations, and the reduction of personnel to three key managers. We intend to continue these steps to monetize assets and, to the extent possible, use the proceeds, together with available cash, to pay our obligations and liabilities. No assurance can be given that available cash and amounts received from the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims.

Overview

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

On October 15, 2001, we sold certain automated pharmacy equipment assets to a third party for approximately $200,000. The net proceeds approximated the book value of the assets at the time of sale.

In August 2001, we entered into a one-year licensing agreement with Revelation America Incorporated (Revelation). Under the terms of the agreement, the two companies have co-branded and marketed certain products and services using media advertising credits (Advertising) we owned. During the fourth quarter of 2000 and the first quarter of 2001, we used $4 million of the Advertising to promote a debit Mastercard issued pursuant to an agreement between Revelation and Merrick Bank Corporation (the Cash Card) and Revelation products, including PlanetRx products associated with the Cash Card. Revelation has established a toll-free PlanetRx number to be used in the Advertising. For each Cash Card issued and activated by using the toll-free number or a click-through from the PlanetRx.com website, Revelation will pay us a royalty. Royalty revenue of $31,640 was recorded in sponsorship revenue for the year ended December 31, 2001.

Based upon the rapid changes in business conditions and its expected future cash flows, the Company determined an impairment of its fixed assets had occurred. Therefore, the Company wrote down fixed assets of approximately $2.3 million during the first six months of 2001 and $8.0 million during the fourth quarter ending December 31, 2000. After the impairment loss and subsequent sales, the Company's net book value of fixed assets approximated $12,000 at December 31, 2001. The remaining fixed assets have been written down to their net realizable value and are currently classified as held for sale.

Based upon the rapid changes in business conditions and its expected future cash flows, the Company determined an impairment of certain of its domain name assets had occurred. Therefore, the Company wrote down intangible assets associated with these domain names of $425,000 during the fourth quarter ending December 31, 2000, approximately $92,000 during the second quarter ending June 30, 2001, and approximately $56,000 during the fourth quarter ending December 31, 2001.. Additionally, as part of management's plan to liquidate the company, PlanetRx.com began to sell domain name assets during the first quarter of 2001. Associated with the sale of these assets, the Company recorded other income of approximately $2.2 million for the year ended December 31, 2001. See "Item I-Description of Business" for information about the current status of our domain names.

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

On July 1, 2001, we sold certain computer and telecommunication assets to a third party for approximately $358,000. The net proceeds approximated the book value of the assets at the time of sale.

On April 27, 2001, we sold certain warehouse equipment assets to a third party for approximately $1.4 million. The net proceeds approximated the book value of the assets at the time of sale. The proceeds were used to make additional principal payments to Comdisco under the Subordinated Loan and Security Agreement dated as of January 15, 1999.

On March 27, 2001, SDR Investors, LP filed a lawsuit against PlanetRx.com, certain underwriters of the Company's initial public offering in October 1999 (the "IPO"), and certain former and current directors of the Company. Named as additional defendants in the suit, which was filed in the United States District Court for the Southern District of New York, are The Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and Salomon Smith Barney, Inc., each of which was an underwriter of the IPO; William J. Razzouk and Christos M. Cotsakos, who are former directors of the Company; and David M. Beirne and Michael Moritz, who were current directors of the Company at the time the complaint was filed, but are now former directors of the company. Between April 19, 2001 and May 4, 2001, five virtually identical additional complaints were filed. One of the additional complaints also names as defendants Hambrecht & Quist LLC, William Blair & Co. LLC, Bear Stearns & Co., Inc., additional underwriters of the IPO, Morgan Stanley Dean Witter & Co. Incorporated and Credit Suisse First Boston Corp., which were not underwriters of the IPO, and Steve Valenzuela, a former officer of the Company. The suits generally allege that the defendants violated federal securities laws by not disclosing certain actions allegedly taken by the underwriter defendants in connection with the IPO. The suits allege specifically that the underwriter defendants, in exchange for the allocation to their customers of shares of the Company's common stock sold in the IPO, solicited and received from their customers undisclosed commissions on transactions in other securities and required their customers to purchase additional shares of the Company's common stock in the aftermarket at pre-determined prices that were above the IPO price. The suits seek unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company's common stock between October 6, 1999, and March 24, 2001. The complaints have been consolidated into a single action, which is being coordinated with over three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York. No date has been set for any response to the complaint. As of the date hereof, we are unable to predict the outcome of the suit and its ultimate effect, if any, on the Company's financial condition.

On June 19, 2001, vTraction, Inc. filed a complaint for breach of contract in the Chancery Court of Tennessee for the Thirtieth Judicial District at Memphis alleging that PlanetRx.com entered into an oral agreement with vTraction to sell certain equipment and later reneged, and claiming damages in an amount including, but not limited to, the difference between the price agreed to in the alleged oral contract and the market price of the equipment. PlanetRx.com has filed an answer asserting the affirmative defenses of failure of consideration and statute of frauds and denying the existence of an oral contract.

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

In October 1999, we completed a series of agreements with Express Scripts, Inc. and its wholly owned subsidiary, YourPharmacy.com. We issued 1,296,000 shares of our common stock, valued at approximately $168.0 million, to Express Scripts, in exchange for selected assets totaling $86,000 and liabilities totaling $3.4 million of YourPharmacy.com. The total purchase price of approximately $190.0 million also consisted of the estimated fair value of 226,000 options to purchase our common stock in exchange for outstanding YourPharmacy.com options, as well as direct acquisition costs. The allocation of the purchase price resulted in an excess purchase consideration over tangible net liabilities of approximately $193.4 million, which has been allocated to intangible assets being amortized over 5 years. We amortized approximately $8.4 million and $38.7 million for the year ended December 31, 1999 and 2000, respectively. Based upon the rapid changes in business conditions and its expected future cash flows, the Company determined an impairment of the goodwill associated with the YourPharmacy.com acquisition had occurred and no future benefit is expected. Therefore, the Company wrote down intangible assets associated with the YourPharmacy.com goodwill of $146.3 million. In June 2000, we restructured our agreement with Express Scripts, Inc. Under the new agreement, which eliminates our annual $14.6 million payments to Express Scripts, we paid only the second quarter marketing expenses of $3.7 million, as well as a one-time contract termination fee of $4.3 million. We were to remain the preferred Internet pharmacy in the Express Scripts network for a period of five years, subject to certain exceptions, with the right to participate in the Express Scripts network for a period of five years, and Express Scripts retained ownership of its shares of PlanetRx.com common stock. In April, 2001, we gave notice to Express Scripts that the Company had terminated the agreements due to Express Scripts' non-payment of certain sums due the Company under the agreements. The Company subsequently sued Express Scripts over the unpaid sums due to the company (Case No.01CC-696, In the Circuit Court of St. Louis County, Missouri, Express Scripts vs. PlanetRx.com, Inc.). On January 22, 2002, the Case settled prior to trial with the Company recovering substantially the amount of the unpaid sums from Express Scripts. As part of the Settlement Agreement, the Company and Express Scripts settled all other business claims between the two parties and severed all remaining business relationships, with the exception of Express Scripts' status as shareholder of the Company.

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

                   RESULTS OF OPERATIONS - FISCAL YEARS ENDED
                     DECEMBER 31, 2001 AND DECEMBER 31, 2000

Net Revenue

Net revenues were $5.8 million and $36.2 million for the year ended December 31, 2001 and 2000, respectively. e-commerce revenues were $4.0 million and $31.5 million and sponsorship revenues were $1.8 million and $4.7 million for the year ended December 31, 2001 and 2000, respectively. On February 12, 2001, we stopped accepting new prescriptions, and on March 12, 2001, we closed our on-line store.

Cost of Net Revenue

Cost of net revenues were $4.0 million and $27.6 million for the year ended December 31, 2001 and 2000, respectively. We had negative gross margins on e-commerce of 2% and positive gross margins on e-commerce of 13% for the year ended December 31, 2001 and 2000, respectively. Our sponsorship margin was 100% and 92% for the year ended December 31, 2001 and 2000, respectively. On February 12, 2001, we stopped accepting new prescriptions, and on March 12, 2001, we closed our on-line store.

Operating Expenses

Marketing and Sales. For the year ended December 31, 2001, marketing and sales expense was approximately $513,000 as compared to $49.3 million for the year ended December 31, 2000. The decrease is due primarily to the absence of marketing and promotional campaigns and decreased headcount associated with the closure of retail operations in 2001.

Shipping, Handling and Related Costs. For the year ended December 31, 2001, shipping, handling and related costs were $3.6 million as compared to $24.5 million for the year ended December 31, 2000. This decrease is due to the closure of retail operations in 2001.

Product Development. For the year ended December 31, 2001, product development expense was $1.3 million as compared to $18.3 million for the year ended December 31, 2000. This decrease is related to the closure of our retail stores and the related decline in the maintenance of our websites and internal systems.

General and Administrative. For the year ended December 31, 2001, general and administrative expenses were $5.4 million as compared to $11.4 million for the year ended December 31, 2000. This decrease is due to the closure of retail operations in 2001.

Amortization of Intangible Assets. Amortization of intangible assets was zero for the year ended December 31, 2001 as compared to $40.9 million for the year ended December 31, 2000. The amortization recorded is attributable to the amortization of intellectual property related to domain names and intangible assets resulting from the purchase of selected assets and liabilities of YourPharmacy.com in October 1999. These assets were impaired during 2000 and 2001 and are classified as held for sale.

Stock-Based Compensation. We recorded the recapture of deferred stock-based compensation of approximately $2.9 million for the year ended December 31, 2001, and $17.0 million for year ended December 31, 2000, in connection with stock options forfeited during the period. Our stock-based compensation expense, net totaled $1.8 million for the year ended December 31, 2001 as compared to $6.3 million for the year ended December 31, 2000. The remaining deferred stock compensation balance of approximately $1.1 million will be amortized through 2004.

Impairment Loss. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," the Company recorded a charge of approximately $2.3 million for the year ending December 31, 2001 for the impairment in the asset value of property and equipment.

Interest Income and Expense. Interest income consists of earnings on our cash, cash equivalents, and marketable securities and interest expense consists of interest associated with our notes payable, borrowings, and capital lease obligations. Interest income, net of interest expense, for the year ended December 31, 2001, decreased over the corresponding period of 2000 due to lower interest-bearing asset balances in 2001.

Income Taxes. At December 31, 2001, we had a fully reserved deferred tax asset of $73.0 million. We have incurred losses from inception through December 31, 2001 and believe, based upon the history of such losses and other factors, that the weight of available evidence indicates that it is more likely than not that we will not be able to realize our deferred tax assets and thus a full valuation reserve has been recorded through December 31, 2001. See Note 9 of Notes to Financial Statements.

Other Income

As part of management's plan to liquidate the Company, PlanetRx.com began to sell domain name assets during the first quarter of 2001. Associated with the sale of these assets, the Company recorded other income of approximately $2.2 million for the year ended December 31, 2001.

Extraordinary Gain on the Early Extinguishment of Debt

In July 2001, we reached a settlement with Comdisco, Inc. related to a Subordinated Loan and Security Agreement dated as of January 15, 2001 (the "Loan Agreement"), pursuant to which we borrowed the original principal amount of $7,000,000, and the Master Lease Agreement dated as of January 15, 1999 (the "Lease Agreement"), pursuant to which we leased equipment from Comdisco. Upon such settlement we recorded an extraordinary gain on the early extinguishment of debt, net of taxes, in the amount of $177,000. See Liquidity and Capital Resources.

                   RESULTS OF OPERATIONS - FISCAL YEARS ENDED
                     DECEMBER 31, 2000 AND DECEMBER 31, 1999

Net Revenue

Net revenues were $36.2 million and $9.0 million for the year ended December 31, 2000 and 1999, respectively. e-commerce revenues were $31.5 million and $7.9 million and sponsorship revenues were $4.7 million and $1.1 million for the year ended December 31, 2000 and 1999, respectively. We launched our website in March of 1999 and during 1999 we increased the breadth of our product offerings, expanded our on-line information resources and identified and executed strategic partnerships. The increase in net revenue was the result of the culmination of certain of these activities in 2000.

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

Amortization of Intangible Assets. Amortization of intangible assets was $40.9 million for the year ended December 31, 2000 as compared to $9.6 million for the year ended December 31, 1999. The amortization recorded is attributable to the amortization of intellectual property related to domain names and intangible assets resulting from the purchase of selected assets and liabilities of YourPharmacy.com in October 1999, for which we amortized approximately $8.4 milion and $38.7 million for the year ended December 31, 1999 and 2000 respectively. See also "Contract termination and severance charges" and "Impairment Loss."

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

Contract  termination and severance  charges.  In June 2000 we restructured  our
agreement  with  Express  Scripts,   Inc.  and  recorded  a  one-time   contract
termination fee of $4.3 million.

Impairment Loss

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

In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," the Company recorded a charge of approximately $8.0 million for the year ending December 31, 2000 for the impairment in the asset value of property and equipment.

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

Liquidity and Capital Resources

PlanetRx.com invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. Prior to our initial public offering, which closed in October 1999 and provided net proceeds of approximately $101.0 million, we financed our operations primarily through private sales of convertible preferred stock and common stock. At December 31, 2001, we had cash and cash equivalents and investments in marketable debt securities totaling approximately $147,000 compared to $8.7 million at December 31, 2000 and $116.7 at December 31, 1999.

In April 2001, our Board of Directors authorized management to prepare a plan of liquidation and dissolution of the Company for review by the Board.
Subsequently, in an effort to realize as much value as possible for our stockholders, the Board of Directors also directed management to explore and evaluate various strategic options for the Company, including a possible merger or sale, while taking steps to monetize assets and settle obligations in a manner consistent with the consummation of either a merger or sale or the liquidation and dissolution of the Company. These steps have included the sale of assets, the assignment or negotiated cancellation of leases and other contracts, the payment or settlement of liabilities and obligations, and the reduction of personnel to three key managers. We intend to continue these steps to monetize assets and, to the extent possible, use the proceeds, together with available cash, to pay our obligations and liabilities. No assurance can be given that available cash and amounts received from the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims.

Net cash used in operating activities was $5.0 million during the year ended December 31, 2001, primarily a result of quarterly net losses as well as decreases in accounts payables, accrued expenses, and accrued restructuring charges, partially offset by decreases in accounts receivables, inventories, prepaid expenses and other assets and non-cash charges for depreciation, amortization, and impairment losses. Net cash used in operating activities was $98.8 million during the year ended December 31, 2000, primarily a result of quarterly net losses as well as an increase in accounts receivable and a decrease in accounts payable and accrued expenses, partially offset by decreases in prepaid expenses and other assets and non-cash charges for depreciation, amortization, restructuring, and impairment losses. Net cash used in operating activities was $72.1 million during the year ended December 31, 1999 primarily as a result of net losses as well as increases in prepaid expenses and inventories, partially offset by increases in accounts payable, accrued expenses, and non-cash charges for depreciation and amortization.

Net cash provided by investing activities was approximately $4.9 million during the year ended December 31, 2001, primarily consisting of proceeds from the sale of intangible assets and property and equipment. Net cash provided by investing activities was approximately $57.0 million during the year ended December 31, 2000, primarily consisting of the sale of short-term investments partially offset by the acquisition of equipment and systems, including computer and warehouse equipment. Net cash used in investing activities was $75.0 million during the year ended December 31, 1999 and consisted of net purchases of short-term investments of approximately $65.1 million and purchases of property and equipment of $9.9 million.

Net cash used in financing activities was approximately $8.5 million during the year ended December 31, 2001 and primarily consisted of principal payments on borrowings and capital lease obligations and the repurchase of unvested Common Stock options. Net cash used in financing activities was approximately $1.2 million during the year ended December 31, 2000 and primarily consisted of the repurchase of unvested common stock options. Net cash provided by financing activities of $197.8 million year ended December 31, 1999, was primarily attributable to the October 1999 initial public offering of approximately 862,000 shares of common stock for net proceeds of approximately $101.0 million and other issuances of preferred and common stock.

As of December 31, 2001, we had no principal commitments or obligations outstanding under operating leases or long-term debt.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The company implemented SFAS No. 141 on July 1, 2001 and does not expect this statement to have a material effect on the company's consolidated financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and other indefinite-lived intangible assets will cease upon adoption of this statement. The company is required to implement SFAS No. 142 on January 1, 2002 and does not expect this statement to have a material effect on the company's consolidated financial position or results of operations.

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective for years beginning after December 15, 2001. This Statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, but retains the fundamental provision of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be held for sale. The statement requires that whenever events or changes in circumstances indicate that a long-lived asset's carrying value may not be recoverable, the asset should be tested for recoverability. The statement also requires that a long-lived asset classified as held for sale should be carried at the lower of its carrying value or fair value, less cost to sell. Management does not expect this statement to have a material effect on the company's consolidated financial position or results of operations.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

On an ongoing basis, we evaluate our estimates, including those related to bad debts, carrying value of property and equipment and intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We  believe  the  following  critical   accounting   policies  affect  our  more
significant judgments and estimates used in the preparation of our consolidated financial statements.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

We record an impairment charge when we believe an investment in property and equipment and intangible assets has been impaired such that future undiscounted cash flows would not recover the book basis of the investment in the property and equipment or intangible asset. Future adverse changes in market conditions or poor operating results of the company could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's carrying value, thereby possibly requiring an impairment charge in the future.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. Should we determine that we will be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be recognized in income in the periods such determination was made.

At December 31, 2001, certain suits have been filed against the Company, which exceed insurance coverage. Although it is impossible at this time to predict with certainty the ultimate outcome of this litigation, the Company believes it has meritorious defenses and intends to vigorously defend these suits. It is reasonably possible that recorded reserves may not be adequate to cover the future payment to conclude these suits. Adjustments, if any, to estimates recorded resulting from the ultimate conclusion of these suits will be reflected in operations in the period in which such adjustments are known.

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



                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PlanetRx.com, Inc.

In our opinion, the accompanying financial statements listed in the accompanying index present fairly, in all material respects, the financial position of PlanetRx.com, Inc. at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has made a decision to cease operations and proposes to liquidate the Company's assets, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to the proposed liquidation are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.








/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Atlanta, Georgia
March 27, 2002

                               PLANETRX.COM, INC.
                                 BALANCE SHEETS
                    (in thousands, except per share amounts)



                                                                                 December 31,
                                                                             2000           2001
                                                                          ------------------------
ASSETS
Current assets:
         Cash and cash equivalents                                        $   8,700      $     147
         Accounts receivable, net                                             1,887             76
         Inventories                                                          1,557             --
         Prepaid expenses and other current assets                            1,219            154
                                                                          ------------------------
                  Total current assets                                       13,363            377
Property and equipment, net                                                   6,633             12
Intangible assets, net                                                          515             88
Other assets                                                                    631             --
                                                                          ------------------------
                                                                          $  21,142      $     477
                                                                          ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                                 $   1,752      $     127
         Accrued expenses                                                       787             28
         Accrued restructuring charge                                           179             69
         Borrowings, current                                                  6,496             --
         Capital lease obligations, current                                   2,072             --
                                                                          ------------------------
                  Total current liabilities                                  11,286            224
                                                                          ------------------------
                                                                             11,286            224


Commitments and contingencies (Note 11)

 Stockholders' equity:
         Preferred Stock:  issuable in series, $0.0001 per value;
         5,000 shares authorized; no shares issued and outstanding               --             --
         Common Stock:  $0.0001 par value; 200,000 shares authorized;
         6,157 and 6,119 shares issued and outstanding, respectively             --             --
         Additional paid-in capital                                         430,690        427,672
         Deferred stock-based compensation                                   (5,888)        (1,149)
         Accumulated deficit                                               (414,946)      (426,270)
                                                                          ------------------------
Total stockholder's equity                                                    9,856            253
                                                                          ------------------------
                                                                          $  21,142      $     477
                                                                          ========================



The accompanying notes are an integral part of these financial statements.

                               PLANETRX.COM, INC.
                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                                        Year Ended December 31,
                                                                 -----------------------------------
                                                                    1999         2000         2001
                                                                 -----------------------------------
Net revenue:
         e-commerce                                              $   7,856    $  31,463    $   3,957
         Sponsorship                                                 1,143        4,702        1,817
                                                                 -----------------------------------
                                                                     8,999       36,165        5,774
                                                                 -----------------------------------
Cost of net revenue:
         e-commerce                                                  6,200       27,223        4,039
         Sponsorship                                                   100          373           --
                                                                 -----------------------------------
                                                                     6,300       27,596        4,039
                                                                 -----------------------------------
Gross profit                                                         2,699        8,569        1,735
                                                                 -----------------------------------
Operating expenses:
         Marketing and sales                                        44,568       49,287          513
         Shipping, handling and related costs                       11,905       24,476        3,594
         Product development                                        12,946       18,261        1,335
         General and administrative                                  6,448       11,399        5,364
         Amortization of intangible assets                           9,627       40,860           --
         Stock-based compensation                                   15,647        6,330        1,799
         Contract termination and severance charges                     --        4,466           --
         Restructuring charges                                          --        3,737           --
         Impairment loss                                                --      163,712        2,388
                                                                 -----------------------------------
                  Total operating expenses                          101,141     322,528       14,993
                                                                 -----------------------------------
Operating loss                                                      (98,442)   (313,959)     (13,258)
Other income                                                             --          --        2,203
Interest income                                                       2,691       3,183          125
Interest expense                                                     (2,263)       (894)        (571)
                                                                 -----------------------------------
Net loss                                                         $  (98,014)  $(311,670)   $ (11,501)
Extraordinary gain on the early extinguishment of debt,
         net of taxes of $0                                              --          --          177
Effect of anti-dilution provisions of Series B Preferred Stock       (1,009)         --           --
                                                                 -----------------------------------
Net loss available to common stockholders                        $  (99,023)  $(311,670)   $ (11,324)
                                                                 ===================================
Basic and diluted net loss per share                             $   (61.93)  $  (51.84)   $  (1.85)
                                                                 ===================================
Weighted average shares used to compute basic and diluted
         net loss per share                                           1,599        6,012       6,121
                                                                 ===================================



The accompanying notes are an integral part of these financial statements.

                               PLANETRX.COM, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    (in thousands, except per share amounts)


                                                                 Preferred Stock     Common Stock      Additional
                                                                ------------------------------------    Paid-in
                                                                 Shares    Amount   Shares    Amount    Capital
                                                                -------------------------------------------------
Balance as of December 31, 1998                                   1,381        --      825        --     11,439
Issuance of Series A Preferred Stock for services                     3        --       --        --         77
Issuance of Series A Preferred Stock in connection
   with a warrant exercise                                           25        --       --        --        100

Issuance of Series B Preferred Stock at $40.00, net
   of issuance costs of $43                                         650        --       --        --     25,957
Issuance of Series B Preferred Stock in connection
   with a purchase option exercise                                   88        --       --        --      3,500
Issuance of Series C Preferred Stock at $70.04, net
   of issuance costs of $61                                         740        --       --        --     51,766
Issuance of Series C Preferred Stock for advertising                107        --       --        --      7,500
Issuance of Series D Preferred Stock at $161.68                      46        --       --        --      7,500
Issuance of Common Stock in initial public offering
   at $128.00, net of issuance costs of $1,612                       --        --      862        --    101,011
Conversion of Preferred Stock into Common Stock                  (3,040)       --    3,080        --         --
Issuance of Common Stock for charitable contribution                 --        --       25        --      3,200
Issuance of Common Stock for selected assets and
   liabilities of yourPharmacy.com, Inc.                             --        --    1,296        --    190,020
Issuance of Common Stock for intellectual property                   --        --       43        --      3,762
Issuance of Common Stock and options for services                    --        --       --        --      1,045
Issuance of Common Stock for cash in connection with
   stock option exercise, net                                        --        --      400        --      1,567
Issuance of Common Stock for services in connection
   with stock option exercises                                       --        --        5        --         21
Issuance of Series B Preferred Stock purchase
   option and warrant for financing                                  --        --       --        --      1,842
Deferred stock-based compensation                                    --        --       --        --     33,094
Amortization of stock-based compensation                             --        --       --        --         --
Effect of antidilution provisions of Series B
   Preferred Stock                                                   --        --       --        --      1,009
Net loss                                                             --        --       --        --         --
                                                                -------------------------------------------------

Balance at December 31, 1999                                         --        --    6,536        --    444,410
Repurchase of unvested Common Stock form prior
   exercises of stock options and from Founder                       --        --     (406)       --       (966)
Issuance of Common Stock pursuant to Employee Stock
   Purchase Plan                                                     --        --       27        --        481
Recapture of deferred stock-based compensation, net                  --        --       --        --    (17,016)
Deferred stock-based compensation                                    --        --       --        --      3,781
Amortization of stock-based compensation                             --        --       --        --         --
Recapture of amortization                                            --        --       --        --         --
Net Loss                                                             --        --       --        --         --
Repayment of note receivable from stockholder                        --        --       --        --         --
                                                                -------------------------------------------------
Balance at December 31, 2000                                         --     $  --    6,157     $  --   $430,690
Repurchase of unvested Common Stock from prior
   exercises of stock options and from Founder                       --        --      (38)       --        (78)
Issuance of Common Stock pursuant to Employee Stock
   Purchase Plan                                                     --        --       --        --         --
Recapture of deferred stock-based compensation, net                  --        --       --        --     (2,940)
Deferred stock-based compensation                                    --        --       --        --         --
Amortization of stock-based compensation                             --        --       --        --         --
Recapture of amortization                                            --        --       --        --         --
Net Loss                                                             --        --       --        --         --
Repayment of note receivable from stockholder                        --        --       --        --         --
                                                                -------------------------------------------------
Balance at December 31, 2001                                         --     $  --    6,119     $  --   $427,672
                                                                =================================================


                                                                         Notes
                                                                       Receivable      Deferred                      Total Stock
                                                                          from        stock-based     Accumulated   holders' Equity
                                                                      Stock-holders   Compensation      Deficit        (Deficit)
Balance at December 31, 1998                                               (35)        (3,682)         (4,253)          3,469
Issuance of Series A Preferred Stock for services                           --             --              --              77
Issuance of Series A Preferred Stock in connection with a
   warrant exercise                                                         --             --              --             100
Issuance of Series B Preferred Stock at $40.00 net
   of issuance costs of $43                                                 --             --              --          25,957
Issuance of Series B Preferred Stock in connection with a
   purchase option exercise                                                 --             --              --           3,500
Issuance of Series C Preferred Stock at $70.04, net of
   issuance costs of $61                                                    --             --              --          51,766
Issuance of Series C Preferred Stock for advertising                        --             --              --           7,500
Issuance of Series D Preferred Stock at $161.68                             --             --              --           7,500
Issuance of Common Stock in initial public offering at
   $128.00, net of issuance costs of $1,612                                 --             --              --         101,011
Conversion of Preferred Stock into Common Stock                             --             --              --              --
Issuance of Common Stock for charitable contribution                        --             --              --           3,200
Issuance of Common Stock for selected assets and
   liabilities of yourPharmacy.com, Inc.                                    --             --              --         190,020
Issuance of Common Stock for intellectual property                          --             --              --           3,762
Issuance of Common Stock and options for services                           --             --              --           1,045
Issuance of Common Stock for cash in connection with
   stock option exercises, net                                              --             --              --           1,567
Issuance of Common Stock for services I connection with
   stock option exercises                                                   --             --              --              21
Issuance of Series B Preferred Stock purchase option and
   warrant for financing                                                    --             --              --           1,842
Deferred stock-based compensation                                           --        (33,094)             --              --
Amortization of stock-based compensation                                    --         11,322              --          11,322
Effect of anti-dilution provisions of Series B Preferred Stock              --             --          (1,009)             --
Net loss                                                                    --             --         (98,014)        (98,014)
                                                                     ------------------------------------------------------------
Balance at December 31, 1999                                               (35)       (25,454)       (103,276)        315,645
Repurchases of unvested Common Stock from prior
   exercises of stock options and from Founder                              --             --              --            (966)
Issuance of Common Stock pursuant to Employee Stock
   Purchase Plan                                                            --             --              --             481
Recapture of deferred stock-based compensation, net                         --         17,016              --              --
Deferred stock-based compensation                                           --         (3,781)             --              --
Amortization of stock-based compensation                                               13,401              --          13,401
Recapture of amortization                                                   --         (7,070)             --          (7,070)
Net Loss                                                                    --             --        (311,670)       (311,670)
Repayment of note receivable from stockholder                               35             --              --              35
                                                                     ------------------------------------------------------------
Balance at December 31, 2000                                              $  --       $ (5,888)     $(414,946)      $   9,856
Repurchases of unvested Common Stock from prior
   exercises of stock options and from Founder                              --             --              --            (78)
Issuance of Common Stock pursuant to Employee Stock
   Purchase Plan                                                            --             --              --              --
Recapture of deferred stock-based compensation, net                         --          2,940              --              --
Amortization of stock-based compensation                                                1,799              --           1,799
Net Loss                                                                    --             --         (11,324)        (11,324)
                                                                     ------------------------------------------------------------
Balance at December 31, 2001                                              $  --       $ (1,149)     $(426,270)      $     253
                                                                     ============================================================



The accompanying notes are an integral part of these financial statements.

                               PlanetRx.com, Inc.
                            Statements of Cash Flows
                                 (in thousands)


                                                                                                  Year Ended December 31,
                                                                                         -----------------------------------------
                                                                                             1999           2000           2001
                                                                                         -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                  $(98,014)     $(311,670)      $(11,324)
Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation and amortization                                                    2,214          5,235          1,860
            Allowance for doubtful accounts                                                    218            512             --
            Non-cash interest charges related to purchase option and warrant                 1,812             --             --
            Stock-based compensation                                                        15,665          6,330          1,799
            Amortization of intangible assets                                                9,627         40,861             --
            Non-cash restructuring charges                                                      --          1,110             --
            Impairment loss                                                                     --        163,712          2,388
            Gain on early extinguishment of debt                                                --             --           (177)
            Gain on sale of intangible assets                                                   --             --
(2,114)
            Changes in operating assets and liabilities:
                        Inventories                                                         (2,258)           (48)         1,557
                        Accounts receivable                                                   (218)        (2,399)         1,811
                        Prepaid expenses and other current assets                          (10,814)        10,169          1,065
                        Other assets                                                          (817)           267            631
                        Accounts payable                                                     5,499         (5,347)        (1,625)
                        Accrued expenses                                                     4,985         (7,657)          (759)
                        Accrued restructuring charges                                           --            179           (110)
                        Deferred revenue                                                         8             (8)            --
                                                                                         -----------------------------------------
                                    Net cash used in operating activities                  (72,093)       (98,754)        (4,998)
                                                                                         -----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                         (9,885)        (8,094)            --
Sale of property and equipment                                                                  --             --          2,521
Purchases of short-term investments                                                        (65,119)            --             --
Sales of short-term investments                                                                 --         65,119             --
Proceeds from sale of intangible assets                                                         --             --          2,393
                                                                                         -----------------------------------------
                        Net cash provided by (used in) investing activities                (75,004)        57,025          4,914
                                                                                         -----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock for cash, net                                              189,834            482             --
Proceeds from exercises of Common Stock options                                              1,567             --             --
Repurchase of unvested Common Stock options                                                     --           (966)           (78)
Proceeds from borrowings                                                                     6,400             --             --
Repayment of notes receivable from stockholders                                                 --             35             --
Principal payments on borrowings                                                                --           (504)        (6,319)
Principal payments on capital lease obligations                                                (10)          (247)        (2,072)
                                                                                         -----------------------------------------
                        Net cash provided by (used in) financing activities                197,791         (1,200)        (8,469)
                                                                                         -----------------------------------------
Increase (decrease) in cash and cash equivalents                                            50,694        (42,929)        (8,553)
Cash and cash equivalents at beginning of period                                               935         51,629          8,700
                                                                                         -----------------------------------------
Cash and cash equivalents at end of period                                                 $51,629      $   8,700      $     147
                                                                                         =========================================
Supplemental cash flow information:
Cash paid for interest                                                                     $   451      $     888      $     553
                                                                                         =========================================
Supplemental non-cash investing and financing activity:
Property and equipment acquired under capital leases                                       $   318      $   2,000      $      --
                                                                                         =========================================
Issuance of common stock in exchange for services,
reclassification of a prepaid asset to an intangible asset in 1999                         $   614      $      --      $      --
                                                                                         =========================================
Issuance of purchase option and warrant for Series B Preferred Stock for financing         $ 1,842      $      --      $      --
                                                                                         =========================================




                                                                                                  Year Ended December 31,
                                                                                         -----------------------------------------
                                                                                             1999           2000           2001
                                                                                         -----------------------------------------
Effect of anti-dilution provision of Series B Preferred Stock                               $ 1,009      $     --          $  --
                                                                                         =========================================
Issuance of Series C Preferred Stock for advertising                                        $ 7,500      $     --          $  --
                                                                                         =========================================
Issuance of Common Stock in exchange for intangible assets                                  $ 3,762      $     --          $  --
                                                                                         =========================================
Issuance of Common Stock for selected assets and liabilities of YourPharmacy.com, Inc.    $ 190,020      $     --          $  --
                                                                                         =========================================



The accompanying notes are an integral part of these financial statements.




NOTE 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

PlanetRx.com, Inc. ("PlanetRx" or the "Company"), was incorporated in Delaware on March 31, 1995 and was in the development stage through December 31, 1998. Until March 12, 2001, the Company was an online healthcare destination for commerce, content and community. In April 2001 the Company's Board of Directors authorized management to prepare a plan of liquidation and dissolution of the Company for review by the Board.

Stock-Split

Share information for the years ended December 31, 1999 and 2000 has been retroactively adjusted to reflect 1-for-8 reverse stock split.

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

Advertising expense

The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." As such, the Company expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Internet advertising expenses are recognized based on the terms of the individual agreements, but generally over the greater of the ratio of the number of impressions received over the total number of contracted impressions, or on a straight-line basis over the term of the contract. Advertising expenses were $29.2 million, $28.5 million, and $0 for the three years ended December 31, 1999, 2000 and 2001, respectively.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, short-term investments and accounts receivable. The Company manages credit risk related to cash and cash equivalents and short-term investments by only maintaining these accounts with high quality financial institutions. As of December 31, 1999, one customer accounted for 11% of revenue. As of December 31, 2000, no customers accounted for more then 10% of revenue and two customers accounted for 29% and 14% of trade accounts receivable. As of December 31, 2001, no customers accounted for more than 10% of revenue and four customers accounted for 55%, 17%, 14%, and 11% of trade accounts receivable.

Fair value of financial instruments

The Company's financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, borrowings and capital lease obligations. These financial instruments are carried at cost, which approximates their fair value due to their short-term maturities.

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

Segment information

The Company complies with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company identifies its operating segments based on business activities and management responsibility. Through March 12, 2001 the Company operated as a single business segment; providing online services in the United States.

Recent accounting pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The company implemented SFAS No. 141 on July 1, 2001 and does not expect this statement to have a material effect on the company's consolidated financial position or results of operations.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and other indefinite-lived intangible assets will cease upon adoption of this statement. The company is required to implement SFAS No. 142 on January 1, 2002 and does not expect this statement to have a material effect on the company's consolidated financial position or results of operations.

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective for years beginning after December 15, 2001. This Statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, but retains the fundamental provision of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be held for sale. The statement requires that whenever events or changes in circumstances indicate that a long-lived asset's carrying value may not be recoverable, the asset should be tested for recoverability. The statement also requires that a long-lived asset classified as held for sale should be carried at the lower of its carrying value or fair value, less cost to sell. Management does not expect this statement to have a material effect on the company's consolidated financial position or results of operations.

NOTE 2 - LIQUIDITY

The  Company  has   sustained   losses  since   inception  of  $426.3   million.
Additionally,   the  Company  expects  to  continue  to  incur  losses  for  the foreseeable future.

The Company ceased retail operations effective March 12, 2001. Given that the Company will not have any future business operations, this raises substantial doubt about the Company's ability to continue as a going concern.

In April 2001, the Company's Board of Directors authorized management to prepare a plan of liquidation and dissolution of the Company for review by the Board. Subsequently, in an effort to realize as much value as possible for our stockholders, the Board of Directors also directed management to explore and evaluate various strategic options for the Company, including a possible merger or sale, while taking steps to monetize assets and settle obligations in a manner consistent with the consummation of either a merger or sale or the liquidation and dissolution of the Company. These steps have included the sale of assets, the assignment or negotiated cancellation of leases and other contracts, the payment or settlement of liabilities and obligations, and the reduction of personnel to three key managers. The Company intends to continue these steps to monetize assets and, to the extent possible, use the proceeds, together with available cash, to pay the Company's obligations and liabilities. No assurance can be given that available cash and amounts received from the sale of assets will be adequate to provide for the obligations, liabilities, expenses and claims of the Company.

NOTE 3 - IMPAIRMENT OF LONG-LIVED ASSETS

During the fourth quarter ending December 31, 2000, the Company determined that the carrying value of certain assets exceeded its net realizable value as a result of rapid changes in business conditions which eventually resulted in the announcement of a plan of liquidation and dissolution of the Company. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," the Company recorded a charge of $163.7 million for this impairment in the asset value for the year ending December 31, 2000, and a charge of $2.4 million for the year ending December 31, 2001.

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

Based upon the rapid changes in business conditions, its expected future cash flows, the Company determined an impairment of its fixed assets had occurred. Therefore, the Company wrote down fixed assets of approximately $2.3 million during the first six months of 2001 and $8.0 million during the fourth quarter ending December 31, 2000. After the impairment loss and subsequent sales, the Company's net book value of fixed assets approximated $12,000 at December 31, 2001. The remaining fixed assets have been written down to their net realizable value and are currently classified as held for sale.

Based upon the rapid changes in business conditions and its expected future cash flows, the Company determined an impairment of certain of its domain name assets had occurred. Therefore, the Company wrote down intangible assets associated with these domain names of $425,000 during the fourth quarter ending December 31, 2000, approximately $92,000 during the second quarter ending June 30, 2001, and approximately $56,000 during the fourth quarter ending December 31, 2001. Additionally, as part of management's plan to liquidate the company, PlanetRx.com began to sell domain name assets during the first quarter of 2001. Associated with the sale of these assets, the Company recorded other income of approximately $2.2 million for the year ended December 31, 2001.

The Company decided not to pursue the utilization of all of its content and advertising arrangements. Therefore, the Company wrote down prepaid assets associated with iVillage of $4.2 million and prepaid assets associated with Newscorp of $4.0 million during the fourth quarter ending December 31, 2000.

In August 2001, we entered into a one-year licensing agreement with Revelation America Incorporated (Revelation). Under the terms of the agreement, the two companies have co-branded and marketed certain products and services using media advertising credits (Advertising) we owned. During the fourth quarter of 2000 and the first quarter of 2001, we used $4 million of the Advertising to promote a debit Mastercard issued pursuant to an agreement between Revelation and Merrick Bank Corporation (the Cash Card) and Revelation products, including PlanetRx products associated with the Cash Card. Revelation has established a toll-free PlanetRx number to be used in the Advertising. For each Cash Card issued and activated by using the toll-free number or a click-through from the PlanetRx.com website, Revelation will pay us a royalty. Royalty revenue of $31,640 was recorded in sponsorship revenue for the year ended December 31, 2001.

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

During the third and fourth quarter of 2000, $175,000 and $2.3 million of cash was used for restructuring costs, respectively. Total cash outlays associated with the restructuring were $2.4 million. The remaining $1.3 million of restructuring costs consists of non-cash charges primarily for asset write-offs, of which $1.1 million was used during the fourth quarter of 2000. During 2001, $28,000 of cash was used for restructuring costs and approximately $82,000 of the reserve was written off due to more favorable than expected lease obligation settlements. The remaining restructuring accrual of $69,000 is expected to be utilized during the first fiscal quarter of 2002.

Restructuring reserve consists of the following (in thousands):


                                     Severance and
                                        Benefits           Facilities             Total
                                     ----------------------------------------------------
Provision for 2000                      $ 2,448             $ 1,289             $ 3,737
Amount utilized in 2000                  (2,448)             (1,110)             (3,558)
                                     ----------------------------------------------------
Balance at December 30, 2000            $    --             $   179             $   179
Amount utilized in 2001                      --                 (28)                (28)
Amount credited to earnings in 2001          --                 (82)                (82)
                                     ----------------------------------------------------
Balance at December 30, 2001            $    --             $    69             $    69
                                     ====================================================


NOTE 5 - EXPRESS SCRIPTS

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

                                                        December 31,

                                                   -----------------------
                                                            1999
                                                   -----------------------
    Net Revenue:
    PlanetRx.com                                                  $ 8,999
    YourPharmacy.com                                                  280
                                                   -----------------------
                                                                  $ 9,279
                                                   -----------------------

    Net loss available to common stockholders:
    PlanetRx.com                                                $ (99,023)
    YourPharmacy.com                                               (5,609)
                                                   -----------------------
                                                                $(104,632)
                                                   -----------------------





In June 2000, we restructured our agreement with Express Scripts, Inc. Under the new agreement, which eliminates our annual $14.6 million payments to Express Scripts, we paid only the second quarter marketing expenses of $3.7 million, as well as a one-time contract termination fee of $4.3 million. We were to remain the preferred Internet pharmacy in the Express Scripts network for a period of five years, subject to certain exceptions, with the right to participate in the Express Scripts network for a period of five years, and Express Scripts retained ownership of its shares of PlanetRx.com common stock. In April, 2001, we gave notice to Express Scripts that the Company had terminated the agreements due to Express Scripts' non-payment of certain sums due the Company under the agreements. The Company subsequently sued Express Scripts over the unpaid sums due to the company (Case No.01CC-696, In the Circuit Court of St. Louis County, Missouri, Express Scripts vs. PlanetRx.com, Inc.). On January 22, 2002, the Case settled prior to trial with the Company recovering substantially the amount of the unpaid sums from Express Scripts. As part of the Settlement Agreement, the Company and Express Scripts settled all other business claims between the two parties and severed all remaining business relationships, with the exception of Express Scripts' status as shareholder of the Company.






NOTE 6 - BALANCE SHEET COMPONENTS (IN THOUSANDS):



                                                         December 31,
                                                 ---------------------------
                                                   2000                2001
                                                 ---------------------------
Accounts receivable:
Trade accounts receivable                        $ 2,095             $    76
Other receivables                                    522                  --
                                                 ---------------------------
Gross accounts receivable                          2,617                  76
Less: Allowance for doubtful accounts               (730)                 --
                                                 ---------------------------
                                                 $ 1,887             $    76
                                                 ===========================



Allowances for doubtful accounts are provided based on specific identification where less than full recovery of accounts receivable is expected.



                                                            December 31,
                                                      -------------------------
                                                         2000              2001
                                                      -------------------------
Prepaid expenses and other current assets:
 Prepaid business liability insurance                 $   582            $  144
 Other                                                    637                10
                                                      -------------------------
                                                      $ 1,219            $  154
                                                      =========================





                                                        December 31,
                                              -----------------------------
                                                2000                   2001
                                              -----------------------------
Property and equipment:
 Computer equipment and software              $  6,941             $     63
 Warehouse equipment                             3,472                   --
 Equipment under capital leases                  2,318                   --
 Furniture and fixtures                            539                   --
 Leasehold improvements                            959                   --
                                              -----------------------------
                                                14,229                   63
Less: Accumulated depreciation and
 amortization                                   (7,596)                 (51)
                                              -----------------------------
                                              $  6,633             $     12
                                              =============================



Depreciation expense for the three years ended December 31, 1999, 2000 and 2001 was $2.2 million, $5.2 million and $1.8 million, respectively. See discussion of impairment of long-lived assets in Note 3 to the financial statements.

NOTE 7 - CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

All cash and cash equivalents and short-term investments as of December 31, 2000 and 2001, contractually mature within three months.

                                              December 31,
                                      --------------------------
                                          2000              2001
                                      --------------------------
Demand deposits                       $    434            $  147
Money market funds                       1,226                --
Commercial paper                            --                --
US Government and agencies               6,922                --
Certificate of deposit                     118                --
                                      --------------------------
                                      $  8,700            $  147
                                      ==========================




NOTE 8 - NOTE RECEIVABLE:

During 1999, in connection with an employment agreement, the Company entered into a full-recourse note receivable with an employee for $700,000 bearing interest at 8.25% per annum payable over three years. During the second quarter of 2000, the Company forgave $250,000 of this note. During the third quarter of 2000, the Company forgave the remaining balance of $450,000 plus accrued interest. The Company treated the amounts forgiven as compensation expense.

NOTE 9 - INCOME TAXES:

At December 31, 2001, the Company had approximately $190.0 million and $150.0 million, of federal and state net operating loss carry-forwards, respectively, available to offset future taxable income which expire in varying amounts beginning in 2018 and 2006, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carry-forwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

The Company has incurred losses from inception through the year ended December 31, 2001. Due to the uncertainty surrounding the realization of the favorable tax attributes and future tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets.

Deferred tax assets and liabilities consist of the following (in thousands):




                                                    December 31,
                                             -----------------------------
                                                 2000                 2001
                                             -----------------------------
Deferred tax assets:
 Net operating loss carryforwards            $ 72,669             $ 76,288
 Accruals and reserves                         (2,918)                (275)
                                             -----------------------------
                                               69,751               76,013
                                             -----------------------------
Less valuation allowance                      (69,751)             (76,013)
                                             -----------------------------
                                             $     --             $     --
                                             =============================



NOTE 10 - BORROWINGS:

Line of credit

During 1999, the Company entered into a $7.0 million line of credit under a Loan and Security Agreement with a financing institution. Each draw down must be in increments of at least $1.0 million. This line of credit was cancelled in July 2001, and at December 31, 2000 and 2001 the Company had $7.0 million and $0 outstanding under the line of credit, respectively.

Equipment financing arrangement

During 1999, the Company entered into a $2.0 million capital lease credit facility with a financing institution. In July 2001, this equipment financing arrangement was cancelled, and at December 31, 2001, the Company had $0 outstanding under the equipment financing arrangement.

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

On March 27, 2001, SDR Investors, LP filed a lawsuit against PlanetRx.com, certain underwriters of the Company's initial public offering in October 1999 (the "IPO"), and certain former and current directors of the Company. Named as additional defendants in the suit, which was filed in the United States District Court for the Southern District of New York, are The Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and Salomon Smith Barney, Inc., each of which was an underwriter of the IPO; William J. Razzouk and Christos M. Cotsakos, who are former directors of the Company; and David M. Beirne and Michael Moritz, who were current directors of the Company at the time the complaint was filed, but are now former directors of the company. Between April 19, 2001 and May 4, 2001, five virtually identical additional complaints were filed. One of the additional complaints also names as defendants Hambrecht & Quist LLC, William Blair & Co. LLC, Bear Stearns & Co., Inc., additional underwriters of the IPO, Morgan Stanley Dean Witter & Co. Incorporated and Credit Suisse First Boston Corp., which were not underwriters of the IPO, and Steve Valenzuela, a former officer of the Company. The suits generally allege that the defendants violated federal securities laws by not disclosing certain actions allegedly taken by the underwriter defendants in connection with the IPO. The suits allege specifically that the underwriter defendants, in exchange for the allocation to their customers of shares of the Company's common stock sold in the IPO, solicited and received from their customers undisclosed commissions on transactions in other securities and required their customers to purchase additional shares of the Company's common stock in the aftermarket at pre-determined prices that were above the IPO price. The suits seek unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company's common stock between October 6, 1999, and March 24, 2001. The complaints have been consolidated into a single action, which is being coordinated with over three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York. No date has been set for any response to the complaint. As of the date hereof, we are unable to predict the outcome of the suit and its ultimate effect, if any, on the Company's financial condition.

On June 19, 2001, vTraction, Inc. filed a complaint for breach of contract in the Chancery Court of Tennessee for the Thirtieth Judicial District at Memphis alleging that PlanetRx.com entered into an oral agreement with vTraction to sell certain equipment and later reneged, and claiming damages in an amount including, but not limited to, the difference between the price agreed to in the allaeged oral contract and the market price of the equipment. PlanetRx.com has filed an answer asserting the affirmative defenses of failure of consideration and statute of frauds and denying the existence of an oral contract.

NOTE 12 - STOCKHOLDERS EQUITY (DEFICIT):

During 1999, PlanetRx.com completed its initial public offering of 862,000 shares (including the exercise of the underwriters' over-allotment option) at a price of $128.00 per share. The Company received net cash proceeds of approximately $101.0 million, after underwriting discounts and offering costs.

The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 200,000,000 and 5,000,000 shares of $0.0001 par value Common Stock and Preferred Stock, respectively. A portion of the shares sold is subject to the right of repurchase by the Company subject to vesting, generally over a four-year period. The Board of Directors has declared no dividends on common stock from inception through the year ending December 31, 2001.

Common Stock

Founder Stock Agreements

Certain Common Stock was issued to founders of the Company and is subject to repurchase in the event of voluntary termination or involuntary termination with cause. On September 15, 1998, generally twenty-five percent of the shares vested immediately with the remaining seventy-five percent vesting monthly over a three-year period. As of December 31, 1999 approximately 246,000 shares of outstanding Common Stock were subject to repurchase by the Company at $0.20. As of December 31, 2001 and 2000, there were no founders' shares subject to repurchase.

Notes receivable from stockholders

At December 31, 1999, the Company held full-recourse notes receivable from stockholders of the Company totaling $35,000 for purchases of the Company's Common Stock. The notes bear interest at 5.54% per annum. During 2000 the notes and accrued interest were paid in full.

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

During the third quarter ending September 30, 2000, the Company issued a warrant to a company to purchase 19,000 shares of Common Stock at $6.72 in exchange for services in conjunction with the allergy health channel sponsorship agreement. The shares are equally exercisable in March 2001 and 2002. The warrant expires in September 2002. These options are subject to variable accounting, with fair value re-measurements at the end of each quarterly reporting period. During the year ended December 31, 2000, the Company recorded cost of net revenue expense related to these grants of $8,000. At December 31, 2001, this warrant was outstanding.

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

Reserved shares

The Company has reserved shares of Common Stock for future issuance as follows (in thousands):



                                               December 31,
                                                  2001
                                                -------
Options available and outstanding
 under the option plans                          19,279
Exercise of outstanding warrants                     19
Common Stock outstanding                          6,119
Undesignated                                    174,583
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

During 1999, the Company issued a warrant to purchase 2,000 shares of Series B Preferred Stock at $40.00 per share in conjunction with the equipment financing arrangement. The Company recorded prepaid debt issuance costs of $42,000 using the Black-Scholes pricing model and recognized non-cash interest expense of $12,000 during the years ended December 31, 1999 and 2000, respectively. The warrant expired in October 2000.

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



                                                             Year Ended December 31,
                                            ----------------------------------------------------
                                               1999                 2000                  2001
                                            ----------------------------------------------------
Numerator:
 Net Loss                                    $(98,014)           $(311,670)            $(11,501)
Extraordinary gain on early extinguishment
 of debt, net of taxes of $0                       --                   --                  177
Effect of anti-dilution
 provisions of Series B Preferred Stock        (1,009)                  --                   --
                                            ----------------------------------------------------
Net loss available to Common
 Stockholders                                $(99,023)           $(311,670)            $(11,324)
                                            ----------------------------------------------------
Denominator:
 Weighted average common shares                 2,381                6,393                6,128
 Weighted average unvested common
  shares subject to repurchase                   (782)                (381)                  (7)
                                            ----------------------------------------------------
Denominator for basic and diluted
 calculation                                    1,599                6,012                6,121
                                            ----------------------------------------------------
Net loss per share:
 Basic and diluted                           $ (61.93)            $ (51.84)            $  (1.85)
                                            ====================================================



NOTE 14 - EMPLOYEE BENEFIT PLANS:

401(k) Savings Plan

The Company had a savings plan (the "Savings Plan") which qualified as a defined contribution arrangement under Section 401(a), 401(k) and 501(a) of the Internal Revenue Code. Under the Savings Plan, participating employees could defer a percentage (not to exceed 25%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All employees on the United States payroll of the Company were eligible to participate in the Plan. The Company determined its contributions, if any, based on its current profits and/or retained earnings; however, no contributions were ever made since the inception of the Savings Plan. The plan was terminated on May 4, 2001.

Stock Plans

To date, options granted generally vest ratably monthly over four years; 25% one year after date of grant and remaining options thereafter vest in equal monthly installments over the following 36 months. At December 31, 1999, 2000, and 2001 there were approximately 486,000, 40,000. and 1,389 shares subject to repurchase, respectively. As of December 31, 2001, the Company had four stock-based compensation plans, which are described below.

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

1998 YourPharmacy.com Stock Plan

In October 1999, the Company assumed the YourPharmacy.com 1998 Stock Plan (the "YourPharmacy.com Plan"). The Plan provides for the granting of direct stock grants and stock options to employees, outside directors, and consultants of the Company. At December 31, 2001, the Company has reserved 1,810,000 shares of common stock for issuance under the YourPharmacy.com Plan. Options granted under the YourPharmacy.com Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") may be granted to Company employees and consultants. The YourPharmacy.com Plan provides that the options shall be exercisable over a period not to exceed ten years from the date of the grant; however, in the case of an ISO granted to a person owning more than 10% of the combined voting power of all classes of the stock of the Company, the term of the option will be five years from the date of the grant.

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

1999 Equity Incentive Plan

In July 1999, effective immediately prior to the effective date of the initial public offering, the Board of Directors adopted and the stockholders approved, the 1999 Equity Incentive Plan (the "1999 Plan") and reserved 6,000,000 shares of the Company's Common Stock, plus the aggregate number of shares available under the 1998 Plan, for issuance thereunder. At December 31, 2001, the Company has reserved 17,161,000 shares of common stock for issuance under the 1999 Equity Incentive Plan. In January 2000, and every year thereafter until the year 2005, shares reserved for issuance will automatically increase by a number equal to the lesser of 5% of the total number of Common Stock outstanding or 2,000,000 shares. The 1999 Plan authorized the award of options, restricted stock awards and stock bonuses (the "Awards"). No person will be eligible to receive more than 2,000,000 shares in any calendar year pursuant to Awards under the 1999 Plan other than a new employee of the Company who will be eligible to receive no more than 2,500,000 shares in the calendar year in which such employee commences employment. Options granted under the 1999 Plan may be either incentive stock options ("ISO") or nonqualified stock options ("NSO"). ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, outside directors, and consultants of the Company.

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

Stock plan activity

The following summarizes stock option activity under the stock plans (in thousands, except per share amounts):


                                                      Options Outstanding
                                       -----------------------------------------------
                                          Options           Weighted
                                         Available          Average         Exercise
                                        for Grant          Number of          Price
                                                            Options
                                       -----------------------------------------------
Balance at December 31, 1998              4,430                134            $  0.40
 Shares authorized                       12,510                 --            $    --
 Options granted                         (1,088)             1,088            $ 39.68
 Options exercised                           --               (424)           $  4.00
 Options canceled                            20                (20)           $(13.36)
 Unvested shares repurchased                 18                 --            $    --
                                       -----------------------------------------------
Balance at December 31, 1999             15,890                778            $ 53.04
 Shares authorized                        2,000                 --            $    --
 Options granted                           (766)               766            $ 32.70
 Options exercised                           --                 (9)           $  1.60
 Options canceled                           958               (958)           $(44.20)
 Unvested shares repurchased                276                 --            $    --
                                       -----------------------------------------------
Balance at December 31, 2000             18,358                577            $ 41.55
 Shares authorized                          306                 --            $    --
 Options granted                             --                 --            $    --
 Options exercised                           --                 --            $    --
 Options canceled                           316               (316)           $(31.68)
 Unvested shares repurchased                 38                 --           $    --
                                       -----------------------------------------------
Balance at December 31, 2001             19,018                261            $ 53.54
                                       ===============================================



The weighted-average grant-date fair value of options granted during the year ended December 31, 1999 and 2000 was $43.20 and $41.55, respectively.

The following table summarizes the information about stock options outstanding and exercisable as of December 31, 2001:


                                       Options Outstanding                                   Options Exercisable
                             Weighted Average         Weighted Average
                             Remaining Number       Contractual Exercise                   Weighted Average Exercise
Range of Exercise Price        Outstanding                  Life               Price           Number Outstanding           Price
    $  2.12 - $  2.12               18,750                    8.84               $  2.12                 5,443               $  2.12
    $ 20.40 - $ 20.40               96,250                    8.30               $ 20.40                41,040               $ 20.40
    $ 57.84 - $ 57.84               20,000                    8.20               $ 57.84                 9,000               $ 57.84
    $ 72.00 - $ 72.00               94,360                    7.74               $ 72.00                53,073               $ 72.00
    $128.00 - $128.00               31,250                    7.80               $128.00                17,470               $128.00
                             -------------------------------------------------------------------------------------------------------
                                   260,610                    8.06               $ 53.54               126,026               $ 58.93
                             =======================================================================================================



At December 31, 2001 the Company had 126,000 options vested and exercisable.

Employee Stock Purchase Plan

In July 1999, the Board of Directors and stockholders adopted the Employee Stock Purchase Plan (the "ESPP"), which became effective immediately prior to the effective date of the initial public offering. As of December 31, 2001 the Company has reserved 1,750,000 shares of common stock for issuance under the ESPP. On each September 1 beginning in 2000, the aggregate number of shares reserved for issuance under the ESPP will be increased automatically to the lesser of 2% of the total number of common shares outstanding or 750,000 shares. Employees generally will be eligible to participate in the ESPP if they are customarily employed by the Company for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the ESPP) 5% stockholders of the Company. Under the ESPP, eligible employees may select a rate of payroll deduction up to 15% of their W-2 cash compensation subject to certain maximum purchase limitations. The first offering period began on the first business day on which price quotations for the Company's common stock were available on The NASDAQ National Market. Based on the effective date, the first Purchase Period will be more than six months long. Offering periods thereafter will begin on May 1 and November 1. Purchases will occur on April 30 and October 31, or the last day of trading prior to these dates. The price at which the Common Stock is purchased under the ESPP is 85% of the lesser of the fair market value of the Company's Common Stock on the date before the first day of the applicable offering period or on the last day of that purchase period.

Fair value disclosures

The Company applies the measurement principles of APB No. 25 in accounting for its 1998 Plan. Had compensation expense for options granted for the year ended December 31, 1999, 2000 and 2001 been determined based on the fair value at the grant dates as prescribed by SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts).


                                                                         Year Ended December 31,
                                                          1999                  2000                   2001
Net loss available to common stockholders:
  As reported                                         $   (99,023)          $  (311,670)           $   (11,324)
                                                     ------------------------------------------------------------
  Pro forma                                           $  (113,327)          $  (313,928)           $   (11,337)
                                                     ------------------------------------------------------------
Net loss per share:
  As reported                                         $    (61.93)          $    (51.84)           $    (1.85)
                                                     ------------------------------------------------------------
  Pro forma                                           $    (70.87)          $    (52.22)           $    (1.85)
                                                     ============================================================



The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following assumptions:



                                           Year Ended December 31,
                                  ---------------------------------------
                                     1999           2000          2001
                                  ---------------------------------------
Risk-free interest rates            6.30%          5.80%         4.20%
Expected lives (in years)          4 years        4 years       4 years
Dividend yield                        0%             0%            0%
Expected volatility                  90%           130%           130%



Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

Deferred stock-based compensation

In connection with certain stock option grants to employees and Health Advisory Board members from October 1998 through December 31, 1998 and for the year ended December 31, 1999, and 2000, the Company recognized deferred stock-based compensation totaling $4.6 million, $33.1 million, and $3.8 million, respectively, which is being amortized over the vesting periods of the related options. Stock-based compensation expense recognized from amortization of the deferred amounts during the year ended December 31, 1999, 2000, and 2001, totaled approximately $11.3 million, $6.3 million, and $1.8 million, respectively.

NOTE 15 - SPONSORSHIP REVENUE:

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

NOTE 16 - QUARTERLY RESULTS (UNAUDITED):

The following tables contain selected unaudited Statement of Operations information for each quarter of 2001 and 2000. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.



                                                                Quarter Ended
                                  ----------------------------------------------------------------------------
                                   March 31,           June 30,             September 30,        December 31,
                                     2001                2001                  2001                 2001
                                  ----------------------------------------------------------------------------
                                                (in thousands, except per share amounts)
Net sales                         $  5,700             $     40             $     --             $      34
Gross profit                         1,662                   39                   --                    34
Net loss                            (6,669)              (3,365)                (807)                 (483)
Basic and diluted loss
 per share(1)                        (1.09)               (0.55)               (0.13)                (0.08)
Shares used in
 computation of basic
 and diluted loss per
 share                               6,119                6,121                6,119                 6,118







                                                               Quarter Ended
                                  ----------------------------------------------------------------------------
                                   March 31,           June 30,             September 30,        December 31,
                                     2000                2000                  2000                 2000
                                  ----------------------------------------------------------------------------
                                                (in thousands, except per share amounts)
Net sales                         $  8,773             $  9,435             $  9,942             $   8,015
Gross profit                         2,214                2,246                2,031                 2,078
Net loss                           (49,636)             (43,913)             (34,040)             (184,081)
Basic and diluted loss
 per share(1)                        (8.42)               (7.33)               (5.62)               (30.17)
Shares used in
 computation of basic
 and diluted loss per
 share                               5,895                5,991                6,061                 6,102



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

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information with respect to our directors and executive officers:

Michael Beindorff (age 49) has served as the Chairman of our Board since August 2001, as our Chief Executive Officer since April 2000. He has been a director of Planet Rx.com since April. From March 2000 to August 2000, Mr. Beindorff served as our President, and from October 1999 to March 2000, he was our Executive Vice President and Chief Operating Officer. From 1995 to October, 1999, Mr. Beindorff was with Visa International, where he served as president and chief "e" officer of eVisa, Visa's Internet and electronic commerce division as well as Visa USA's executive vice president of marketing and product management. Mr. Beindorff holds a BS degree from the University of Alabama and an MBA from Emory University.

Paul Risner (age 44), was appointed Vice President and General Counsel in November 2000. From March 1999 to November 2000, he was Of Counsel to the law firm of Baker, Donelson, Bearman & Caldwell, where his practice concentrated on health law, healthcare information and technology law and eBusiness. Prior thereto, he was Vice President of Legal Affairs at Sarasota Memorial Health System. Mr. Risner received his B.A. degree from Jacksonville University and his J.D. degree from the University of Florida College of Law.

Todd Steele (age 28), has served as our Chief Financial Officer since April 2001, and as our Vice President of Finance since August 2000. From October 1999 to August 2001, he was our Director of Finance. From June 1998 to October 1999, Mr. Steele was Manager of Strategic Enablement Services at American Express, and from May 1997 to June 1998, served as a Financial Analyst for the New York Times Company. From October 1994 to May 1997, Mr. Steele was an auditor for Ernst and Young LLP. Mr. Steele holds a BA in Business Economics from the University of California, Los Angeles.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the information to be contained in the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders or Form 10-K/A to be filed by April 30, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated   by  reference  from  the  information  to  be  contained  in  the
Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders or Form 10-K/A to be filed by April 30, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the information contained in the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders or Form 10-K/A to be filed by April 30, 2002.

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

10.17*****     Discounted  Payoff  Agreement,  between  registrant and Comdisco,
               Inc. dated July 27, 2001.

10.18******    Bill of Sale between  registrant  and  Lightning  Logistics,  LLC selling and assigning leases of real and personal property located at 6399 Shelby View Drive, Suite 122, Memphis, Tennessee.

10.19******    Form  of   Assignment  of  Lease  among   registrant,   Lightning
               Logistics, LLC and Belz Devco GP.

10.20******    Form of Guaranty of Lease by Flextronics International, Ltd.

10.21******    Bill of Sale between  registrant  and Unicorp,  Inc.  dated as of
               July 1, 2001, selling and assigning leases of real and personal property located at 6399 Shelby View Drive, Suites 113-115,
               Memphis, Tennessee.

10.22******    Form of Assignment of Lease among  registrant,  UITSG,  LLC d/b/a
               Unicorp and Belz Devco GP.

10.23******    PlanetRx.com   Licensing   Agreement   between   registrant   and
               Revelation America Incorporated dated as of August 14, 2001.

10.24******    Internet  Domain  Name  Transfer  &  Escrow   Agreement   between
               registrant and Guthy-Renker Corporation dated as of March 15, 2001.

10.25******    Internet  Domain  Name  Transfer  &  Escrow   Agreement   between
               registrant and Pharmacia Corp. dated as of March 21, 2001.

10.26******    Domain  Name   Purchase   Agreement  and  Bill  of  Sale  between
               registrant and Ortho Biotech Products,  L.P. dated as of April 2,
               2001.

10.27******    Internet  Domain  Name  Transfer  &  Escrow   Agreement   between
               registrant and Johnson & Johnson dated as of March 16, 2001.

10.28******    Internet  Domain  Name  Transfer  &  Escrow   Agreement   between
               registrant and SmithKline Beecham dated as of March 12, 2001.

10.29******    Internet  Domain  Name  Transfer  &  Escrow   Agreement   between
               registrant and F.A.C.E.S. dated as of March 5, 2001.

10.30******    Internet  Domain  Name  Transfer  &  Escrow   Agreement   between
               registrant and Simstar Internet Solutions dated as of May 2, 2001.

10.31******    Internet  Domain  Name  Transfer  &  Escrow   Agreement   between
               registrant and Serono, Inc. dated as of March 15, 2001.

10.32******    Domain  Name   Purchase   Agreement  and  Bill  of  Sale  between
               registrant and U.S. Nursing Corporation dated as of March 14, 2001.

10.33******    Internet  Domain  Name  Transfer  &  Escrow   Agreement   between
               registrant and Johnson & Johnson dated as of March 14, 2001.

10.34******    Internet  Domain  Name  Transfer  &  Escrow   Agreement   between
               registrant and Richard Gabriel dated as of March 30, 2001.

10.35++ Amendment to PlanetRx Licensing Agreement between registrant and Revelation America Incorporated effective November 28, 2001.

10.36++ Settlement Agreement, Judgment for Permanent Injunction and Dismissal with Prejudice of Remaining Claims between registrant and Express Scripts, Inc. dated January 22, 2002.

23.1++ Consent of PriceWaterhouse Coopers with respect to the audited financial statements of the registrant.

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

****** Incorporated herein by reference to report on Form 10-Q, for the quarterly period ended October 31, 2001, filed on November 14, 2001.

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

(b) Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the fourth quarter of 2001.

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





      Signature                   Title                      Date

/s/ Michael Beindorff   Chief Executive Officer and     April 15, 2002
---------------------   Chairman of the Board of
Michael Beindorff       Directors

/s/ Paul E. Risner      Senior Vice President and       April 15, 2002
---------------------   General Counsel, Director

/s/ Todd Steele         Chief Financial Officer         April 15, 2002
---------------------
Todd Steele

                                  EXHIBIT INDEX



EXHIBIT
NUMBER            DESCRIPTION
--------          -----------

2.1*           Asset   Contribution   and   Reorganization   Agreement   between
               PlanetRx.com,  Inc., PRX Holdings,  Inc., PRX Acquisition  Corp.,
               YourPharmacy.com,  Inc. and Express  Scripts,  Inc., dated August
               31, 1999.
3.1*           Certificate of Incorporation of the registrant, as amended.
3.2*           Bylaws of the registrant
4.1*           Reference is made to Exhibits 3.1 and 3.2
4.2*           Amended and Restated Investors' Rights Agreement
4.3*           Specimen Common Stock Certificate
4.4**          Registration   Rights  Agreement  between  registrant  and  Alpha
               Venture Capital, Inc. dated July 25, 2000.
10.1*          Form of Indemnification Agreement.
10.2*          1999 Equity Incentive Plan.
10.3*          Employee Stock Purchase Plan.
10.4*          1999 Director Stock Option Plan.
10.5*          Form of Warrant for the purchase of Preferred Stock.
10.6*          Real Property Lease between  registrant and Belz Devco, LP, dated
               October 16, 1998.
10.7*          Real Property  Sublease  between  registrant and Radar Companies, dated May 5, 1999.
10.8*          Real   Property   Sublease   between   registrant   and   Cellegy
               Pharmaceuticals, Inc., dated November 6, 1998.
10.9*          Asset Acquisition Agreement between registrant and NetHealth.com,
               Inc., dated June 30, 1999.
10.10*         Series C Preferred Stock Purchase  Agreement  between  registrant and the Investors named on Schedule thereto, dated June 3, 1999.
10.11*         Series D Preferred Stock Purchase  Agreement  between  registrant and the Investors named on Schedule  thereto,  dated September 3,
               1999.
10.12+*        Agreement  between  registrant and Express  Scripts,  Inc., dated
               August 31, 1999.
10.13+**       Agreement between registrant and Express Scripts, Inc. dated June
               19, 2000.
10.14**        Common Stock  Purchase  Agreement  between  registrant  and Alpha
               Venture Capital, Inc. dated July 25, 2000.
10.15***       Master Lease  Agreement  between  registrant  and Comdisco,  Inc.
               dated January 15, 1999.
10.16***       Subordinated Loan and Security  Agreement between  registrant and
               Comdisco, Inc. dated as of January 15, 2001. The exhibits to this document  have been omitted  from this  filing.  The Company will furnish,  as  supplementary  information,  copies of the  omitted materials to the Securities and Exchange Commission upon request.
10.17*****     Discounted  Payoff  Agreement,  between  registrant and Comdisco,
               Inc. dated July 27, 2001.
10.18******    Bill of Sale between  registrant  and  Lightning  Logistics,  LLC selling  and  assigning  leases  of real  and  personal  property located at 6399 Shelby View Drive, Suite 122, Memphis, Tennessee.
10.19******    Form  of   Assignment  of  Lease  among   registrant,   Lightning
               Logistics, LLC and Belz Devco GP.
10.20******    Form of Guaranty of Lease by Flextronics International, Ltd.
10.21******    Bill of Sale between  registrant  and Unicorp,  Inc.  dated as of
               July 1, 2001,  selling and assigning  leases of real and personal property  located at 6399  Shelby  View  Drive,  Suites  113-115,
               Memphis, Tennessee.
10.22******    Form of Assignment of Lease among  registrant,  UITSG,  LLC d/b/a
               Unicorp and Belz Devco GP.
10.23******    PlanetRx.com   Licensing   Agreement   between   registrant   and
               Revelation America Incorporated dated as of August 14, 2001.
10.24******    Internet  Domain  Name  Transfer  &  Escrow   Agreement   between
               registrant  and  Guthy-Renker  Corporation  dated as of March 15,
               2001.
10.25******    Internet  Domain  Name  Transfer  &  Escrow   Agreement   between
               registrant and Pharmacia Corp. dated as of March 21, 2001.
10.26******    Domain  Name   Purchase   Agreement  and  Bill  of  Sale  between
               registrant and Ortho Biotech Products,  L.P. dated as of April 2,
               2001.
10.27******    Internet  Domain  Name  Transfer  &  Escrow   Agreement   between
               registrant and Johnson & Johnson dated as of March 16, 2001.
10.28******    Internet  Domain  Name  Transfer  &  Escrow   Agreement   between
               registrant and SmithKline Beecham dated as of March 12, 2001.
10.29******    Internet  Domain  Name  Transfer  &  Escrow   Agreement   between
               registrant and F.A.C.E.S. dated as of March 5, 2001.
10.30******    Internet  Domain  Name  Transfer  &  Escrow   Agreement   between
               registrant  and  Simstar  Internet  Solutions  dated as of May 2,
               2001.
10.31******    Internet  Domain  Name  Transfer  &  Escrow   Agreement   between
               registrant and Serono, Inc. dated as of March 15, 2001.
10.32******    Domain  Name   Purchase   Agreement  and  Bill  of  Sale  between
               registrant  and U.S.  Nursing  Corporation  dated as of March 14,
               2001.
10.33******    Internet  Domain  Name  Transfer  &  Escrow   Agreement   between
               registrant and Johnson & Johnson dated as of March 14, 2001.
10.34******    Internet  Domain  Name  Transfer  &  Escrow   Agreement   between
               registrant and Richard Gabriel dated as of March 30, 2001.
10.35++        Amendment to PlanetRx Licensing  Agreement between registrant and
               Revelation America Incorporated effective November 28, 2001.
10.36++        Settlement  Agreement,  Judgment  for  Permanent  Injunction  and
               Dismissal with Prejudice of Remaining Claims between registrant and Express Scripts, Inc. dated January 22, 2002.
23.1++         Consent of  PriceWaterhouse  Coopers  with respect to the audited financial statements of the registrant.

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

****** Incorporated herein by reference to report on Form 10-Q, for the quarterly period ended October 31, 2001, filed on November 14, 2001.

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

Exhibit 10.35

                 FIRST AMENDMENT TO PLANETRX LICENSING AGREEMENT

     THIS DOCUMENT AMENDS THAT CERTAIN PLANETRX LICENSING AGREEMENT (the "Agreement") which is dated as of the 14th day of August, 2001 by and between REVELATION AMERICA INCORPORATED, a Delaware corporation ("Revelation") with its principal place of business at 4466 Elvis Presley Boulevard, Suite 222, Memphis, Tennessee 38116 and PLANETRX.COM, INC., a Delaware corporation with its principal place of business at 6399 Shelby View Drive, Suite 122, Memphis, Tennessee 38134 ("PlanetRx") and this AMENDMENT is effective on the 28th day of November, 2001.

     WHEREAS, PlanetRx and Revelation have previously entered into a joint effort under a licensing arrangement to co-brand and market certain Revelation and PlanetRx products and services and pay PlanetRx a royalty from the sale of the Cash Cards (defined in the AGREEMENT); and

     WHEREAS, PlanetRx and Revelation desire to amend certain terms of the AGREEMENT to meet the current needs of the Parties;

     NOW, THEREFORE, in consideration of the mutual agreements and undertakings set forth herein, the receipt and sufficiently of which are hereby acknowledged, Revelation and PlanetRx agree as follows:

1. To the extent not modified, canceled or amended by the terms of this FIRST AMENDMENT, the terms of the AGREEMENT are regarded as valid and enforceable by the Parties. The AGREEMENT is incorporated herein by reference.

2. In exchange for the $250,000.00 sum stated herein, to be paid to PlanetRx by Revelation, PlanetRx agrees to commit all of its media credits to the cause of the joint-marketing arrangement described in the AGREEMENT. In order to induce PlanetRx to commit all of the media credits, Revelation agrees to pay the $250,000.00 to PlanetRx, as stated below.

3. Revelation shall pay to PlanetRx a sum of Two Hundred Fifty Thousand Dollars ($250,000.00) in cash out of the proceeds received from the sale of Preferred Stock as outlined in the Private Placement Memorandum. The $250,000.00 stated hereunder is to be in addition to the sums due to PlanetRx under the AGREEMENT.

4. Although the $250,000.00 additional fee is to be paid only out of the proceeds of the Private Placement, the total amount is deemed to be due to PlanetRx.com at the completion of the ad campaign.

5. The Parties shall conduct a joint e-mail messaging campaign designed to deliver messages about the Parties services to the substantially all of the members of PlanetRx.com. The Parties shall jointly design the message to be sent. The campaign shall commence at any point after the execution of this AMENDMENT that the Parties agree and continue until terminated by one or both Parties. Revelation shall pay to PlanetRx.com the sum of $5,000, in advance of each e-mail drop. Revelation shall not have access to the confidential customer lists of PlanetRx.com and shall have no ownership interest in the customer lists independent of PlanetRx.com.

     IN WITNESS WHEREOF, the Parties have hereunto set their hands in execution of this Agreement as of the date first written above.



                                                 REVELATION AMERICA INCORPORATED

                                                 BY:  s/John C. Miller
                                                 ---------------------
                                                 NAME:  John C. Miller
                                                 TITLE: President & CEO



                                                 PLANETRX.COM, INC.

                                                 BY:  s/W. Todd Steele
                                                 ---------------------
                                                 NAME:  Todd Steele
                                                 TITLE:  CFO

Exhibit 10.36

In The Circuit Court Of St. Louis County, Missouri

Express Scripts, Inc. Plaintiff(s) vs.
PlanetRx.com, Inc., Defendant(s)
Date 1-22-02                                    Filed January 22, 2002
Case Number 01CC-696                            Joan M. Gilmer
Division 36                                     Circuit Clerk, St. Louis County




                              SETTLEMENT AGREEMENT,

                      JUDGMENT FOR PERMANENT INJUNCTION AND

                  DISMISSAL WITH PREJUDICE OF REMAINING CLAIMS


1.   ESI shall pay $205,000 to PlanetRx.com on or before February 1, 2002.

2. Both Parties dismiss the present action, with prejudice, and each party shall bear its own costs.

3. Each Party hereby releases the other party from all claims, defenses and matters raised in the present action or reasonably related to the matters stated therein, and including any matters reasonably related to the commercial relationship of the Parties, from the beginning of time to the date of this document, and including any issue of setoff. This release shall not apply to any claim that ESI or any shareholder of PlanetRx.com may have arising from its status as a shareholder of PlanetRx.com, including without limitation the right of ESI or any shareholder of PlanetRx.com to receive distribution(s) upon the liquidation of PlanetRx.com.

4. The Court hereby permanently enjoins PlanetRx.com and anyone acting on its behalf from sending any e-mail messages to any individuals in PlanetRx.com's install-base who purchased prescriptions from PlanetRx.com and identified themselves as an ESI member in the process (at a minimum, the approximately 6,500 individuals previously identified by PlanetRx.com). In addition, PlanetRx.com will not provide any third-party with the e-mail addresses for these individuals

5. PlanetRx.com will not pursue any claim against HIP of NY, or any other third parties, for any claims related to the issues contained in the present action.

6. After execution of this settlement agreement, and within ten (10) days after payment from ESI is received by PlanetRx.com, PlanetRx.com will provide ESI with a notarized summary that states the assets and liabilities of PlanetRx.com as of this date. In addition, PlanetRx.com will provide a similar summary of the 10-Qs for fiscal year 2001, previously released to the public. To the extent such information is not included in the 10-Qs, PlanetRx.com shall provide a notarized summary identifying the sale or other disposition of any assets greater than $10,000 of PlanetRx.com to any third parties since February 2001.

7. PlanetRx.com agrees to provide, approximately every 30 days, effective as of the date of payment by ESI, a notarized updated summary of the total assets and liabilities of PlanetRx.com and a report of the sale or other disposition of any assets of PlanetRx.com to any third party (not including assets with a value of less than $10,000.) This paragraph shall remain in force only so long as ESI remains a shareholder of PlanetRx.com. PlanetRx.com will make available its officers, and related personnel, at reasonable times and places to discuss the wind-up of the affairs at PlanetRx.com. If ESI desires to have meetings in any location other than Memphis, Tennessee, ESI shall bear the out-of-pocket expense of the necessary personnel then employed by PlanetRx.com to attend the meetings on behalf of PlanetRx.com. ESI shall always bear its own expenses for attending such a meeting, no matter where it is held.

8. This Agreement, and the terms stated herein, shall be confidential, except for any disclosure required by law, regulation or court order.

9. ESI states that in receiving confidential information from PlanetRx.com, ESI is familiar with all securities regulations surrounding the disclosure, receipt and use of confidential information. ESI shall not use the information in violation of any securities regulations. In the event ESI violates any securities regulation related to the disclosure, receipt or use of this information, ESI agrees to defend and indemnify PlanetRx.com, its officers and directors, for any actions brought against them as a result.

10. When referred to in this Agreement, ESI shall mean Express Scripts, Inc., all affiliates, subsidiaries, and any company owned or controlled by ESI, including their respective officers and directors. When referred to in this Agreement, PlanetRx.com shall mean PlanetRx.com, Inc., all affiliates, subsidiaries or related companies, and any company in which PlanetRx.com owns a 5% or greater stake, including their respective officers and directors.


                               AGREED AND ACCEPTED:

                               Express Scripts, Inc.

                               By: /s/ Gretchen Gates Kelly
                                  ---------------------------
                                    Gretchen Gates Kelly, Senior Counsel (per
                                    authority of T. Bacteau)


                               PlanetRx.com, Inc.

                               By: /s/ Paul E. Risner
                                  ---------------------
                                    Secretary and General Counsel with authority
                                    to bind PlanetRx.com


              SO ORDERED:

                               /s/Carolyn C. Whittington
                               -------------------------
                               Entered:  1-22-02

                                                                    EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Forms S-8 (Nos. 333-89047 and 333-33272) of our report dated March 27, 2002, relating to the financial statements of PlanetRx.com, Inc., which appears in PlanetRx.com, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001.

/s/PricewaterhouseCoopers LLP
Atlanta, Georgia
April 15, 2002