Form 10-K/A
period 2001-12-31
PLANETRX COM
filed 2002-04-30
CIK 1089979

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                                 (901) 379-2310
              (Registrant's telephone number, including area code)

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

Aggregate market value of voting stock held by non-affiliates of the registrant as of March 31,2002: $250,930

Number of shares of common stock outstanding as of March 31, 2002:   6,119,115

                                EXPLANATORY NOTE

PlanetRx.com, Inc. ("PlanetRx.com") is filing this Annual Report on Form 10-K/A (Amendment No. 1) with the Securities and Exchange Commission principally to include therein the information required by Items 10-13, most of which originally was intended to be incorporated by reference to the information to be included in the proxy statement for the registrant's 2002 annual meeting of stockholders.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

The following sets forth certain information with respect to our directors and executive officers:

Michael Beindorff, 49, has served as the Chairman of our Board since August 2000 and as our Chief Executive Officer since April 2000. He has been a director of PlanetRx.com since April 2000. From March to August 2000, Mr. Beindorff served as our President, and from October 1999 to March 2000, he was our Executive Vice President and Chief Operating Officer. From 1995 to October, 1999, Mr. Beindorff was with Visa, where he served as president and chief "e" officer of eVisa, Visa's Internet and electronic commerce division as well as Visa USA's executive vice president of marketing and product management. Mr. Beindorff holds a B.S. degree from the University of Alabama and an M.B.A. from Emory University.

Paul E.  Risner,  44, has served  PlanetRx.com  as a  director  and Senior  Vice
President since April 2001 and as General Counsel since November 2000. He previously held the position of Vice President from November 2000 to March 2001. From March 1999 to November 2000, Mr. Risner was Of Counsel to the law firm of Baker, Donelson, Bearman & Caldwell, where his practice concentrated on health law, healthcare information and technology law and eBusiness. Prior thereto, he was Vice President of Legal Affairs at Sarasota Memorial Health System. Mr. Risner received his B.A. degree from Jacksonville University and his J.D. degree from the University of Florida College of Law.

Todd Steele, 28, has served as our Chief Financial Officer since April 2001, and as our Vice President of Finance since August 2000. From October 1999 to August 2000, he was our Director of Finance. From June 1998 to October 1999, Mr. Steele was Manager of Strategic Enablement Services at American Express, and from May 1997 to June 1998, served as a Financial Analyst for the New York Times Company. From October 1994 to May 1997, Mr. Steele was an auditor for Ernst and Young LLP. Mr. Steele holds a B.A. in Business Economics from the University of California, Los Angeles.

Section 16(a) Beneficial Ownership Reporting Compliance

The directors and officers of PlanetRx.com and persons who hold more than 10% of PlanetRx.com's outstanding Common Stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of PlanetRx.com's Common Stock and their transactions in such Common Stock. Based upon (i) the copies of Section 16(a) reports that PlanetRx.com received from such persons for their 2001 transactions in the Common Stock and their Common Stock holdings and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for 2001, PlanetRx.com believes that all reporting requirements under Section 16(a) for 2001 were met in a timely manner by its directors, officers, and greater than ten-percent stockholders.

ITEM 11.  Executive Compensation

Compensation Committee Report on Executive Compensation

Overview. The Compensation Committee of PlanetRx.com's Board of Directors (the "Compensation Committee" or the "Committee") has the exclusive authority to establish the level of base salary payable to the Chief Executive Officer ("CEO") and certain other executive officers of PlanetRx.com and to administer PlanetRx.com's 1999 Equity Incentive Plan and Employee Stock Purchase Plan. In addition, the Committee has the responsibility for approving the individual bonus programs for the CEO and certain other executive officers. The Committee periodically evaluates the effectiveness of the compensation program in linking Company performance and executive pay. Additionally, the Committee is routinely consulted to approve the compensation package of a newly hired executive or of an executive whose scope of responsibility has changed significantly.

Until May 23, 2001, the Compensation Committee consisted of three outside directors: David M. Beirne, Michael Moritz, and Len Purkis. Since the resignation of PlanetRx.com's outside directors, Michael Beindorff and Paul Risner, both employee directors, have served as the Compensation Committee. However, the Committee has not approved any new compensation structures since the resignation of PlanetRx.com's outside directors.

Compensation Policy. The objective of PlanetRx.com's executive compensation program is to align executive compensation with PlanetRx.com's long and short-term business objectives and performance. The following specific strategies are used to guide PlanetRx.com's executive compensation decisions:

o Risk and Reward. A significant portion of an executive's compensation should be tied to their performance and contributions to the success of PlanetRx.com.

o Pay for Performance. If an executive performs at a higher level, then the executive should be rewarded with a higher level of compensation. Similarly, if performance is below minimum expectations, then there should be a lower level of compensation, or there may be no variable compensation.

o Compensate Competitively. PlanetRx.com compares its compensation programs to those of other companies of comparable size and in similar industries, and more recently, in similar situations (i.e., in the process of considering liquidation), and establishes compensation programs that are substantially at market.

The process used by the Committee to determine executive officer compensation in 2001 was based on the subjective judgment of the Committee. Among the factors considered by the Committee were the recommendations of the CEO with respect to the compensation of PlanetRx.com's key executive officers. However, the Committee made the final compensation decisions concerning such officers.

Compensation Program. During 2001, PlanetRx.com's executive compensation program included base salaries and bonuses. These components of executive compensation are discussed more fully below.

     Base Salary. PlanetRx.com established the base salaries of its executives based on competitive market practices derived from comparisons with companies of similar size and in similar industries. Additionally, each executive's base pay was positioned relative to the total compensation package, including cash incentives and equity-based incentives. More recently, PlanetRx.com's compensation programs have been focused on the retention of key executives to continue managing its transition from an operating business.

     Bonuses. PlanetRx.com established bonus programs for its executives in conjunction with individual performance objectives and company milestones, and more recently, for the purposes of retaining the services of the executive officers during the wind-up of PlanetRx.com's business.

CEO Compensation. On April 13, 2000, Mr. Beindorff assumed the position of Chief Executive Officer at an annual base salary of $300,000. This salary level continued throughout 2001. The bonuses paid to the Chief Executive Officer for 2001 consisted of bonuses guarantees in his employment agreement and retention bonuses. See "Summary Compensation Table."

Tax Limitation. Under the federal tax laws, a publicly-held company such as PlanetRx.com will not be allowed a federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1 million per officer in any year. However, we may from time to time pay compensation to our executive officers that may not be deductible.

                                                     Submitted by,

                                                     Compensation Committee of
                                                     PlanetRx.com, Inc.

                                                     Michael Beindorff
                                                     Paul Risner

Summary Compensation Table

The following Summary Compensation Table sets forth the compensation earned by PlanetRx.com's Chief Executive Officer and the two other most highly compensated executive officers who were serving as such as of December 31, 2001.

                                                                                                          Long-Term
                                                    Annual Compensation                              Compensation Awards
                                                    -------------------                              -------------------
                                                                                                  Net
                                                                                               Number of
                                                                               Restricted     Securities
Name and Principal    Fiscal                                 Other Annual         Stock       Underlying          All Other
     Position          Year       Salary($)    Bonus($)    Compensation($)    Awards($)(1)    Options(1)       Compensations($)
     --------          ----       ---------    --------    ---------------    ------------    ----------       ----------------
Michael Beindorff      2001        300,000     172,083           -0-              -0-             -0-                -0-
Chairman and CEO       2000        300,000     137,500       2,500,000(3)         -0-           112,500            700,000 (4)
                       1999 (2)     75,000       -0-             -0-             3,125          124,999              -0-

Todd Steele            2001        228,644      61,009          90,000(3)         -0-             -0-                -0-
Vice President of      2000        129,192       7,188          40,000(3)         -0-             3,750              -0-
Finance and Chief      1999 (5)     22,159       -0-             -0-              -0-             2,000              -0-
Financial Officer

Paul Risner            2001        212,771      43,365          90,000(3)         -0-             -0-                -0-
Senior Vice            2000 (6)     20,192       -0-             -0-              -0-            18,750              -0-
President and
General Counsel
------------------

(1) Adjusted to give effect to a 1-for-8 reverse stock split effective on December 4, 2000.

(2) Mr. Beindorff became the Chief Executive Officer of PlanetRx.com in April 2000.

(3) The amount was paid as a retention bonus in consideration for the officer's agreement to continue his employment with PlanetRx.com during the wind-up of its business.

(4) During 1999, in connection with his employment agreement, PlanetRx.com made a full-recourse loan to Mr. Beindorff in the amount of $700,000, bearing interest at 8.25% per annum, and payable over three years. This loan was forgiven during 2000. See "Certain Relationships and Related Transactions."

(5)       Mr. Steele joined PlanetRx.com as Director of Finance in October 1999.

(6) Mr. Risner joined PlanetRx.com as Vice President and General Counsel in November 2000.

Stock Option Grants in 2001

PlanetRx.com did not grant any stock options or stock appreciation rights to the executive officers named in the Summary Compensation Table during 2001.

Stock Option Exercises and Values for 2001

None of the executive officers named in the Summary Compensation Table exercised any stock options in 2001. The table below sets forth information concerning the number and value of their unexercised stock options at December 31, 2001.

                                          Value Realized($)
                                            (Market Price        Number of Securities          Value of Unexercised
                             Shares          at Exercise        Underlying Unexercised        in-the-money Options at
                            Acquired        Less Exercise        Options at FY-End (1)             FY-End ($)(2)
      Name                 on Exercise          Price)           Vested       Unvested         Vested       Unvested
      ----                 -----------          ------           ------       --------         ------       --------
Michael Beindorff              -0-               -0-            117,834        118,276           -0-           -0-

Todd Steele                    -0-               -0-              2,749          3,001           -0-           -0-

Paul Risner                    -0-               -0-              5,443         13,307           -0-           -0-
-------------------

(1) Adjusted to give effect to a 1-for-8 reverse stock split effective on December 4, 2001. The options are immediately exercisable, but any shares purchased under those options will be subject to repurchase by PlanetRx.com at the original exercise price paid per share, if the optionee ceases service with PlanetRx.com before vesting in such shares. The heading "Vested" refers to shares that are no longer subject to repurchase; the heading "Unvested" refers to shares subject to repurchase as of December 31, 2001.

(2) Based on the fair market value of PlanetRx.com's common stock at December 31, 2001, $.05 per share, less the exercise price payable for such shares.

Employment Contracts and Change in Control Arrangements

All options and other awards granted under PlanetRx.com's 1999 Equity Incentive Plan, including options granted to our executive officers, will become fully vested if a change in control of PlanetRx.com occurs, unless the options or awards are assumed by the surviving corporation or its parent or if the surviving corporation or its parent substitutes comparable options or awards for options or awards granted under our plan. Also, under the 1999 Equity Incentive Plan, if an optionee is involuntarily terminated within 12 months following a change in control, the vesting of his option or restricted stock award will fully accelerate.

Michael Beindorff became the Chief Executive Officer of PlanetRx.com in April 2000 and Chairman of the Board in August 2000. Pursuant to our employment agreement with Mr. Beindorff, he received an annual base salary of $300,000 and quarterly guaranteed bonuses of $25,000 during 2001.

PlanetRx.com and Mr. Beindorff are parties to an employment separation agreement entered into as of April 22, 2002. The separation agreement provides for the termination of Mr. Beindorff's employment with PlanetRx.com upon the earlier to occur of April 30, 2002, or the closing of the transaction contemplated in the Agreement and Plan of Merger dated as of April 22, 2002, among PlanetRx.com, PHI Acquisition ("Acquisition Sub"), and Paragon Homefunding, Inc. ("Paragon"), pursuant to which Acquisition Sub will merge with and into Paragon (the "Paragon Transaction"). The separation agreement provides that if the Paragon Transaction is consummated, PlanetRx.com will pay to Mr. Beindorff an amount equal to the lesser of (a) all accrued and unpaid salary and bonuses due him from PlanetRx.com through his employment termination date plus a terminating event bonus in the amount of $75,000 or (b) one-third of all funds received by or on behalf of PlanetRx.com or its affiliates, successors or assigns from Revelation America Incorporated or its affiliates, successors and assigns (collectively, "Revelation") at any time from the date of the separation agreement until the two-year anniversary of the occurrence of the Paragon Transaction; provided, however, that PlanetRx.com will be obligated to make such termination payment to Mr. Beindorff only if, and to the extent that, any funds are received from Revelation. The separation agreement provides that if the Paragon Transaction is not consummated, PlanetRx.com will pay to Mr. Beindorff an amount equal to all accrued and unpaid salary and bonuses due him from PlanetRx.com through his employment termination date.

PlanetRx.com and each of Messrs. Steele and Risner are parties to an employment retention agreement entered into as of November 2, 2001, and amended as of April 22, 2002. The retention agreement, which the parties entered into in contemplation of the dissolution, merger or sale of PlanetRx.com, provides for the continued employment of the executive through April 30, 2002, unless earlier terminated. The retention agreement provides for the continuation of the executive's current base salary plus the payment to the executive of a monthly stay bonus of $10,000. The retention agreement provides that upon the final disposition of PlanetRx.com, whether by a merger or sale involving PlanetRx.com or by the dissolution of PlanetRx.com (a "terminating event"), the executive will be entitled to receive all accrued and unpaid salary and bonuses due him from PlanetRx.com through the occurrence of the terminating event plus a terminating event bonus in the amount of $75,000; provided, however, that in the event of the occurrence of the Paragon Transaction (which is expressly deemed to be a terminating event) only, (a) the termination payment will be an amount equal to the lesser of (i) all accrued and unpaid salary and bonuses due him from PlanetRx.com through the occurrence of the Paragon Transaction plus a terminating event bonus in the amount of $75,000 or (ii) one-third of all funds received by or on behalf of PlanetRx.com or its affiliates, successors or assigns from Revelation at any time from April 22, 2002, until the two-year anniversary of the occurrence of the Paragon Transaction, and (b) PlanetRx.com will be obligated to make such termination payment to Mr. Beindorff only if, and to the extent that, any funds are received from Revelation.

Director Compensation

At present, PlanetRx.com has two directors - Michael Beindorff and Paul Risner - who also are employees. Except for grants of stock options and the reimbursement of expenses incurred in connection with attendance at meetings of the Board of Directors or any of its committees, the current directors of PlanetRx.com do not receive any compensation for their services in such capacity.

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

Compensation Committee Interlocks and Insider Participation

Until May 23, 2001, the members of the Compensation Committee were David M. Beirne, Michael Moritz, and Len Purkis. None of these individuals was at any time during 2001, or at any other time, an officer or employee of PlanetRx.com or any of its subsidiaries. Since the resignation of PlanetRx.com's outside directors, Michael Beindorff and Paul Risner, both employee directors, have served as the Compensation Committee. However, the Compensation Committee has not approved any new compensation structures since the resignation of PlanetRx.com's outside directors.

No executive officer of PlanetRx.com served during 2001 as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of PlanetRx.com's board of directors or Compensation Committee.

Stock Price Performance Graph

The graph set forth below compares the cumulative total stockholder return on PlanetRx.com's common stock between October 7, 1999 (the date that PlanetRx.com's common stock commenced public trading) and December 31, 2001, with the cumulative total return of the Nasdaq Composite Index and the Morgan Stanley High Tech 35 Index over the same period. This graph assumes the investment of $100.00 on October 7, 1999, in PlanetRx.com's common stock, the Nasdaq Composite Index, and the Morgan Stanley High Tech 35 Index, and assumes the reinvestment of dividends, if any.

The comparisons shown in the graph below are based upon historical data. PlanetRx.com cautions that the stock price performance shown in the graph is not indicative of, nor intended to forecast, the potential future performance of PlanetRx.com's common stock. Information used in the graph was obtained from www.nasdaq.com and www.otcbb.com, both of which are sources believed to be reliable, but PlanetRx.com is not responsible for any errors or omissions in such information.

                      Cumulative Total Stockholder Returns

                            PlanetRx.com Common Stock
                            -------------------------

    Date                  Close                   Dollars
    ----                  -----                   -------

Oct. 7, 1999             $208.00                  $100.00
Nov. 1, 1999              165.50                    79.57
Dec. 1, 1999              156.00                    75.00
Jan. 3, 2000              107.50                    51.68
Feb. 1, 2000              124.00                    59.62
March 1, 2000              87.50                    42.07
April 3, 2000              50.00                    24.04
May 1, 2000                24.50                    11.78
June 1, 2000               18.00                     8.65
July 3, 2000               12.00                     5.77
Aug. 1, 2000                7.75                     3.73
Sept. 1, 2000               6.13                     2.94
Oct. 2, 2000                3.50                     1.68
Nov. 1, 2000                2.75                     1.77
Dec. 1, 2000                1.00                      .48
Jan. 2, 2001                 .31                      .15
Feb. 1, 2001                 .53                      .26
March 1, 2001                .36                      .17
April 2, 2001                .28                      .13
May 1, 2001                  .27                      .13
June 1, 2001                 .28                      .13
July 2, 2001                 .28                      .13
Aug. 1, 2001                 .20                      .10
Sept. 4, 2001                .15                      .07
Oct. 1, 2001                 .09                      .04
Nov. 1, 2001                 .08                      .04
Dec. 3, 2001                 .07                      .03
Jan. 2, 2002                 .05                      .02

                             Nasdaq Composite Index
                             ----------------------

    Date                    Close                 Dollars
    ----                    -----                 -------

Oct. 7, 1999              $2,860.70               $100.00
Nov. 1, 1999               2,967.65                103.7386
Dec. 1, 1999               3,353.71                117.2339
Jan. 3, 2000               4,131.15                114.4105
Feb. 1, 2000               4,051.98                141.643
Mar. 1, 2000               4,784.08                167.2346
April 3, 2000              4,223.68                147.645
May 1, 2000                3,958.08                138.3605
June 1, 2000               3,582.50                125.2316
July 3, 2000               3,391.93                139.5438
Aug. 1, 2000               3,685.52                128.8328
Sep. 1, 2000               4,234.33                148.0173
Oct. 2, 2000               3,568.90                124.7562
Nov. 1, 2000               3,333.39                116.5236
Dec. 1, 2000               2,645.29                92.47002
Jan. 2, 2001               2,291.86                80.11536
Feb. 1, 2001               2,782.79                97.27654
March 1, 2001              2,183.37                76.32293
April 2, 2001              1,782.97                62.33
May 1, 2001                2,168.24                75.79
June 1, 2001               2,149.44                75.14
July 2, 2001               2,148.72                75.11
Aug. 1, 2001               2,068.38                72.30
Sept. 4, 2001              1,770.78                61.90
Oct. 1, 2001               1,480.46                51.75
Nov. 1, 2001               1,746.30                61.04
Dec. 3, 2001               1,904.90                66.59
Jan. 2, 2002               1,979.25                69.19

                        Morgan Stanley High Tech 35 Index
                        ---------------------------------

   Date                       Close               Dollars
   ----                       -----               -------

Oct. 7, 1999               $  638.90              $100.00
Nov. 1, 1999                  660.64               103.40
Dec. 1, 1999                  782.39               122.46
Jan. 3, 2000                  950.17               148.72
Feb. 1, 2000                  903.05               141.34
March 1, 2000               1,049.83               164.32
April 3, 2000               1,008.21               157.80
May 1, 2000                   982.37               153.76
June 1, 2000                  957.80               149.91
July 3, 2000                1,027.81               160.87
Aug. 1, 2000                  966.88               151.34
Sep. 1, 2000                1,115.30               174.57
Oct. 2, 2000                  942.33               147.49
Nov. 1, 2000                  919.12               143.86
Dec. 1, 2000                  729.47               114.18
Jan. 2, 2001                  628.03                98.30
Feb. 1, 2001                  787.75               123.30
March 1, 2001                 607.94                95.15
April 2, 2001                 503.53                39.41
May 1, 2001                   623.23                48.77
June 1, 2001                  579.90                45.38
July 2, 2001                  577.15                45.17
Aug. 1, 2001                  559.36                43.78
Sept. 4, 2001                 465.51                36.43
Oct. 1, 2001                  368.80                28.86
Nov. 1, 2001                  459.50                35.96
Dec. 3, 2001                  506.48                39.64
Jan. 2, 2002                  523.98                41.01

PlanetRx.com effected its initial public offering of common stock on October 7, 1999, at a price of $128 per share. The graph above, however, commences with the closing price of $208 per share on October 7, 1999, the date on which PlanetRx.com's common stock commenced public trading.

ITEM 12.  STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of PlanetRx.com's common stock as of March 31, 2002, by (a) each person who is known by us to beneficially own more than 5% of our common stock; (b) each of the executive officers named in the Summary Compensation Table; (c)each of our directors; and
(d) all of our directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, and subject to community property laws where applicable, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares. The percentage of beneficial ownership for the following table is based on 6,119,115 shares of common stock outstanding as of March 31, 2002, assuming the exercise of all outstanding warrants and similar purchase rights. Common stock subject to options currently exercisable within 60 days of March 31, 2002, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

                                                           Number of Shares               Percentage of Shares
         Name of Beneficial Owner                       Beneficially Owned (1)                Outstanding
         ------------------------                       ----------------------                -----------

    Executive Officers and Directors:
       Michael Beindorff                                        146,942 (2)                     2.4%
       Todd Steele                                                3,348 (3)                       *
       Paul Risner                                                7,396 (4)                       *
       All executive officers and directors
         as a group (3 persons) (5)                             209,931                         3.4%

    Other Stockholders:

       Sequoia Capital (affiliated entities) (6)                666,872                        10.9%
       3000 Sand Hill Road
       Building 4, Suite 280
       Menlo Park, CA 94025

       Express Scripts, Inc.                                  1,096,248                        17.9%
       13900 Riverport Drive
       St. Louis, MO 63043
--------------------

* Represents beneficial ownership of less than 1% of the outstanding shares of common stock.

(1) All numbers have been adjusted as necessary to reflect the 1-for-8 reverse stock split effective December 4, 2000.

(2) Includes options for 142,428 shares exercisable within 60 days of March 31, 2002.

(3) Includes options for 3,348 shares exercisable within 60 days of March 31, 2002.

(4) Includes options for 7,396 shares exercisable within 60 days of March 31, 2002.

(5) Includes options for 153,172 shares exercisable within 60 days of March 31, 2002.

(6) Consists of 604,387 shares held by Sequoia Capital VIII, 7,669 shares held by Sequoia International Technology Partners VIII, 40,012 shares held by Sequoia International Technology Partners VIII (Q), 13,337 shares held by CMS Partners, LLC, and 1,467 shares held by Sequoia 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2001, we notified Express Scripts, Inc. that PlanetRx.com had terminated the commercial agreements between the parties due to Express Scripts' non-payment of certain sums due us under the agreements. PlanetRx.com subsequently sued Express Scripts over the unpaid sums in the state circuit court of St. Louis County, Missouri. On January 22, 2002, the parties settled the case with the result that PlanetRx.com recovered substantially the amount of the unpaid sums due from Express Scripts. As part of the settlement, PlanetRx.com and Express Scripts settled all other business claims between the two parties and severed all remaining business relationships, with the exception of Express Scripts' status as a stockholder of PlanetRx.com.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 3. The exhibits listed in the Exhibit Index following the signature page of this report are filed as part of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2002.

                                       PLANETRX.COM, INC.


                                       By:  /s/   Michael Beindorff
                                          ---------------------------------
                                                  Michael Beindorff
                                                  Chairman of the Board and
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                     Title                          Date
       ---------                     -----                          ----



/s/   Michael Beindorff     Chairman of the Board              April 30, 2002
-----------------------     and Chief Executive Officer
      Michael Beindorff     (principal executive officer)



/s/   Paul Risner           Director, Senior Vice President,   April 30, 2002
-----------------------     and General Counsel
      Paul Risner



/s/   Todd Steele           Vice President of Finance and      April 30, 2002
-----------------------     Chief Financial Officer
      Todd Steele           (principal financial and
                             accounting officer)

                                  EXHIBIT INDEX

Exhibit
Number                         Description of Exhibit
------                         ----------------------

10.1 Form of PlanetRx.com, Inc. Indemnification Agreement with directors and executive officers.

10.37 Separation agreement dated as of April 22, 2002, between PlanetRx.com, Inc. and Michael A. Beindorff.

10.38     Retention   agreement   dated  as  of   November   2,  2001,   between
          PlanetRx.com, Inc. and Todd Steele, as amended by Amendment to Retention Agreement dated as of April 22, 2002, between the parties.

10.39     Retention   agreement   dated  as  of   November   2,  2001,   between
          PlanetRx.com, Inc. and Paul E. Risner, as amended by Amendment to Retention Agreement dated as of April 22, 2002, between the parties.

                                                                    EXHIBIT 10.1

                                     FORM OF
                               PLANETRX.COM, INC.
                            INDEMNIFICATION AGREEMENT


          AGREEMENT, effective as of [date], between PlanetRx.com, Inc., a Delaware corporation (the "Company"), and [Name] (the "Indemnitee").

          WHEREAS, it is essential to the Company to attract and retain as directors, officers and key employees the most capable persons available;

          WHEREAS, Indemnitee is a [director,] officer and key employee of the Company;

          WHEREAS, both the Company and Indemnitee recognize the increased risk of litigation and other claims being asserted against [directors,] officers and key employees of public companies in today's environment;

          WHEREAS, basic protection against undue risk of personal liability of directors and officers heretofore has been provided through insurance coverage providing reasonable protection at reasonable costs, but it has become increasingly difficult to obtain such insurance on terms providing reasonable protection at reasonable cost;

          WHEREAS, except in the case of litigation in which Indemnitee is successful, indemnification of Indemnitee is discretionary rather than mandatory under the Company's Certificate of Incorporation;

          WHEREAS, in recognition of Indemnitee's need for substantial protection against personal liability in order to enhance Indemnitee's continued service to the Company in an effective manner and the inadequacy of the Company's directors and officers liability insurance coverage, the Company wishes to provide in this Agreement for the indemnification of and the advancing of expenses to Indemnitee to the full extent (whether partial or complete) permitted by law and as set forth in this Agreement;

          NOW, THEREFORE, in consideration of the above premises and of Indemnitee continuing to serve the Company directly or, at its request, with another enterprise, and intending to be legally bound hereby, the parties hereto agree as follows:

1.        Certain Definitions:

(a) Claim: any threatened, pending or completed action, suit or proceeding, or any inquiry or investigation, arising before or after the effective date of this Agreement, whether conducted by the Company or any other party, that Indemnitee in good faith believes might lead to the institution of any such action, suit or proceeding, whether civil, criminal, administrative, investigative or other.

(b) Expenses: attorneys' fees and all other costs, expenses and obligations paid or incurred in connection with investigating, defending, being a witness in or participating in (including on appeal), or preparing to defend, be a witness in or participate in any Claim relating to any Indemnifiable Event.

(c) Indemnifiable Event: any event or occurrence related to the fact that Indemnitee is or was a director, officer, employee, agent or fiduciary of the Company, or is or was serving at the request of the Company as a director, officer, employee, trustee, agent or fiduciary of another corporation, partnership, joint venture, employee benefit plan, trust or other enterprise, or by reason of anything done or not done by Indemnitee in any such capacity, whether occurring before or after the effective date of this Agreement.

(d)       Reviewing  Party:  the  special,   independent  counsel  appointed  as
          provided in Section 3.

(e)       Voting   Securities:   with  respect  to  the  Company  or  any  other
          corporation, any securities of the Company or such other corporation which vote generally in the election of directors.

2.        Basic Indemnification Arrangement.

(a) In the event Indemnitee was, is or becomes a party to or witness or other participant in, or is threatened to be made a party to or witness or other participant in, a Claim by reason of (or arising in part out of) an Indemnifiable Event, the Company shall indemnify Indemnitee to the fullest extent permitted by law as soon as practicable but in any event no later than thirty days after written demand is presented to the Company by Indemnitee, against any and all Expenses, judgments, fines, penalties and amounts paid in settlement (including all interest, assessments and other charges paid or payable in connection with or in respect of such Expenses, judgments, fines, penalties or amounts paid in settlement) of such Claim. Notwithstanding anything in this Agreement to the contrary, Indemnitee shall not be entitled to indemnification pursuant to this Agreement in connection with any Claim initiated by Indemnitee against the Company or any director or officer of the Company unless the Company's Board of Directors has authorized such Claim. If so requested by Indemnitee, the Company shall advance (within two business days of such request) any and all Expenses to Indemnitee (an "Expense Advance").

(b) Notwithstanding the foregoing, (i) the obligations of the Company under Section 2(a) shall be subject to the condition that the
          Reviewing Party appointed as provided in Section 3 shall not have determined, in a written opinion, that Indemnitee would not be permitted to be indemnified under applicable law, and (ii) the obligation of the Company to make an Expense Advance pursuant to
          Section 2(a) shall be subject to the condition that, if, when and to the extent that the Reviewing Party determines that Indemnitee would not be permitted to be so indemnified under applicable law, the Company shall be entitled to be reimbursed by Indemnitee (who hereby agrees to reimburse the Company) for all such amounts theretofore paid; provided, that if Indemnitee has commenced legal proceedings in a court of competent jurisdiction to secure a determination that Indemnitee should be indemnified under applicable law, any determination made by the Reviewing Party that Indemnitee would not be permitted to be indemnified under applicable law shall not be binding and Indemnitee shall not be required to reimburse the Company for any Expense Advance until a final judicial determination is made with respect thereto (as to which all rights of appeal therefrom have been exhausted or lapsed). If there has been no determination by the Reviewing Party or if the Reviewing Party determines that Indemnitee would not be permitted to be indemnified in whole or in part under applicable law, Indemnitee shall have the right to commence litigation in any court in the states of Tennessee or Delaware having subject matter jurisdiction thereof and in which venue is proper seeking an initial determination by the court or challenging any such determination by the Reviewing Party or any aspect thereof, and the Company hereby consents to service of process and to appear in any such proceeding. Any determination by the Reviewing Party otherwise shall be conclusive and binding on the Company and Indemnitee.

(c) Notwithstanding the foregoing, the Company shall not be obligated to make an Expense Advance pursuant to Section 2(a) in any action, suit or proceeding brought by the Company and approved by a majority of the Company's Board of Directors that alleges willful misappropriation of corporate assets by Indemnitee, disclosure of confidential information in violation of Indemnitee's fiduciary or contractual obligations to the Company, or any other willful and deliberate breach in bad faith of Indemnitee's duty to the Company or its stockholders.

3.        Reviewing Party.

          The Company agrees that, with respect to all matters arising concerning the rights of Indemnitee to indemnity payments and Expense Advances under this Agreement or any other agreement or Company Bylaw or the Company's Certificate of Incorporation now or hereafter in effect relating to Claims for Indemnifiable Events, the Company shall seek legal advice only from special, independent counsel selected by Indemnitee and approved by the Company (which approval shall not be unreasonably withheld). Such counsel, among other things, shall render its written opinion to the Company and Indemnitee as to whether and to what extent the Indemnitee would be permitted to be indemnified under applicable law. The Company agrees to pay the reasonable fees of the special, independent counsel referred to above and to fully indemnify such counsel against any and all expenses (including attorneys' fees), claims, liabilities and damages arising out of or relating to this Agreement or its engagement pursuant hereto.

4.        Indemnification for Additional Expenses.

          The Company shall indemnify Indemnitee against any and all expenses (including attorneys' fees) and, if requested by Indemnitee, shall (within two business days of such request) advance such expenses to Indemnitee, which are incurred by Indemnitee in connection with any claim asserted against or action brought by Indemnitee for (i) indemnification or advance payment of Expenses by the Company under this Agreement or any other agreement or Company Bylaw or the Company's Certificate of Incorporation now or hereafter in effect relating to Claims for Indemnifiable Events, or (ii) recovery under any directors' and officers' liability insurance policies maintained by the Company, regardless of whether Indemnitee ultimately is determined to be entitled to such indemnification, advance expense payment or insurance recovery, as the case may be.

5.        Partial Indemnity, Etc.

          If Indemnitee is entitled under any provision of this Agreement to indemnification by the Company for some or a portion of the Expenses, judgments, fines, penalties and amounts paid in settlement of a Claim but not for the total amount thereof, the Company shall nevertheless indemnify Indemnitee for the portion thereof to which Indemnitee is entitled. Moreover, notwithstanding any other provision of this Agreement, to the extent that Indemnitee has been successful on the merits or otherwise in defense of any Claim relating in whole or in part to an Indemnifiable Event or in defense of any issue or matter therein, including dismissal without prejudice, Indemnitee shall be indemnified against all Expenses incurred in connection therewith. In connection with any determination by the Reviewing Party or otherwise as to whether Indemnitee is entitled to be indemnified hereunder the burden of proof shall be on the Company to establish that Indemnitee is not so entitled.

6.        No Presumption.

          For purposes of this Agreement, the termination of any claim, action, suit or proceeding, by judgment, order, settlement (whether with or without court approval) or conviction, or upon a plea of nolo contendere, or its equivalent, shall not create a presumption that Indemnitee did not meet any particular standard of conduct or have any particular belief or that a court has determined that indemnification is not permitted by applicable law.

7.        Non-Exclusivity, Etc.

          The rights of the  Indemnitee  hereunder  shall be in  addition to any other rights Indemnitee may have under the Company's Certificate of Incorporation, bylaws and the Delaware General Corporation Law or otherwise. To the extent that a change in the Delaware General Corporation Law (whether by statute or judicial decision) permits greater indemnification by agreement than would be afforded currently under the Company's Certificate of Incorporation and this Agreement, it is the intent of the parties hereto that Indemnitee shall enjoy by virtue of this Agreement the greater benefits so afforded by such change.

8.        Liability Insurance.

          To the extent the Company maintains an insurance policy or policies providing directors' and officers' liability insurance, Indemnitee shall be covered by such policy or policies, in accordance with its or their terms, to the maximum extent of the coverage available for any company director or officer.

9.        Period of Limitations.

          No legal action shall be brought and no cause of action shall be asserted by or on behalf of the Company or any affiliates of the Company against Indemnitee, Indemnitee's spouse, heirs, executors or personal or legal representatives after the expiration of two years from the date of accrual of such cause of action, and any claim or cause of action of the Company or its affiliate shall be extinguished and deemed released unless asserted by the timely filing of a legal action within such two-year period; provided that if any shorter period of limitations is otherwise applicable to any such cause of action such shorter period shall govern.

10.       Amendments, Etc.

          No supplement, modification or amendment of this Agreement shall be binding unless executed in writing by both of the parties hereto. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provisions hereof (whether or not similar) nor shall such waiver constitute a continuing waiver.

11.       Subrogation.

          In the event of payment under this Agreement, the Company shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee, who shall execute all papers required and shall do everything that may be necessary to secure such rights, including the execution of such documents as may be necessary to enable the Company effectively to bring suit to enforce such rights.

12.       No Duplication of Payments.

          The Company shall not be liable under this Agreement to make any payment in connection with any claim made against Indemnitee to the extent Indemnitee has otherwise actually received payment (under any insurance policy, Bylaw or otherwise) of the amounts otherwise indemnifiable hereunder.

13.       Binding Effect, Etc.

          This Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties hereto and their respective successors, assigns
(including any direct or indirect successor or assign by purchase, merger, consolidation or otherwise to all or substantially all of the business and/or assets of the Company), spouses, heirs, and personal and legal representatives. This Agreement shall continue in effect regardless of whether Indemnitee continues to serve as an officer, director or employee of the Company or of any other enterprise at the Company's request.

14.       Severability.

          The provisions of this Agreement shall be severable in the event that any of the provisions hereof (including any provision within a single section, paragraph or sentence) are held by a court of competent jurisdiction to be invalid, void or otherwise unenforceable, and the remaining provisions shall remain enforceable to the fullest extent permitted by law.

15.       Governing Law.

          This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Delaware applicable to contracts made and to be performed in such state without giving effect to Delaware principles of conflicts of laws.

Executed as of the day and date first above written.


                                       PLANETRX.COM, INC.


                                       By:
                                          --------------------------------------
                                       Name:
                                            ------------------------------------
                                       Title:
                                             -----------------------------------




                                       -----------------------------------------
                                                       [Name]

                                                                   EXHIBIT 10.37

                               PLANETRX.COM, INC.
                             6419 Shelby View Drive
                            Memphis, Tennessee 38134


                                 April 22, 2002



Mr. Michael A. Beindorff
903 Clipper Lane
Foster City, CA 94404

Dear Michael:

          PlanetRx.com, Inc. (the "Company") expects to enter into an Agreement and Plan of Merger (the "Merger Agreement") with Paragon Homefunding, Inc. ("Paragon") and PHI Acquisition Corp. ("Acquisition Sub"), pursuant to which Acquisition Sub will merge with and into Paragon and the Company will issue shares of common stock to the former stockholders of Paragon equaling in the aggregate 90% of the outstanding shares of the Company's common stock immediately after the merger (the "Paragon Transaction").

          We have discussed and agreed that your employment with the Company will be involuntarily terminated upon the earlier to occur of April 30, 2002, or the closing of the Paragon Transaction. In addition, the Company acknowledges that it recently has not paid certain salary and bonuses that are due you. We also have discussed and agreed that the Company will pay you a terminating event bonus in the amount of $75,000 in the event that the Paragon Transaction is consummated.

          This letter will confirm our mutual agreement regarding the foregoing matters as follows:

          1. As the Company's Chairman and Chief Executive Officer, you will continue to devote all necessary time and attention to the winding up of the Company's business and affairs, including, without limitation, the negotiation and implementation of the Paragon Transaction, until the earlier to occur of April 30, 2002, or the closing of the Paragon Transaction (the "Termination Date").

          2. On and effective as of the Termination Date, your employment by the Company will be involuntarily terminated, and you will be required to resign as an officer and employee of the Company.

          3. If the Paragon Transaction is not consummated, the Company agrees to pay you an amount equal to all accrued and unpaid salary and bonuses due you from the Company through the Termination Date.

          4. If the Paragon Transaction is consummated, the Company agrees to pay you an amount equal to the lesser of (a) all accrued and unpaid salary and bonuses due you from the Company through the Termination Date plus a terminating event bonus in the amount of $75,000 or (b) one-third of all funds received by or on behalf of the Company or its affiliates, successors or assigns from Revelation America Incorporated or its affiliates, successors and assigns (collectively, "Revelation") at any time from the date of this Amendment until the two-year anniversary of the occurrence of the Paragon Transaction (collectively, the "Termination Payment"); provided, however, that the Company shall be obligated to pay the Termination Payment to you only if, and to the extent that, any funds are received from Revelation. Payment of the Termination Payment shall be due within 10 calendar days after receipt from time to time of any funds from Revelation.

          5. If the Paragon Transaction is consummated, you will have the right, as an express third-party beneficiary, to enforce the provisions of Sections
10.5 and 10.6 of the Merger Agreement as if you were a named party thereto.

          6. You agree that all contracts, agreements, arrangements, rights and benefits relating to your employment with the Company, other than this letter agreement, shall terminate on the Termination Date and shall be of no further force and effect. You acknowledge that, upon payment of the amounts described in Sections 3 or 4 hereof, you will have received all money and other benefits due you as a result of your employment with the Company or its termination.

          7. All notices, requests, consents and other communications hereunder shall be in writing and shall be personally delivered, mailed by first-class registered or certified mail, postage prepaid, return receipt requested or delivered by an overnight courier service, delivery charge prepaid:

                          (i)      If to PlanetRx, to:

                                   PlanetRx.com, Inc.
                                   6419 Shelby View Drive
                                   Memphis, TN 38134
                                   Attention:  Chief Executive Officer

                          (ii)     If to Beindorff, to:

                                   Michael A. Beindorff
                                   903 Clipper Lane
                                   Foster City, CA  94404

or at such other address as may be specified by either party in accordance with this paragraph.

          8. This agreement shall inure to the benefit of, and shall be binding upon, the successors and assigns of the parties hereto. It may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument.


          Please sign below to indicate your agreement to and acceptance of the terms and provisions of this letter agreement.

                                            PLANETRX.COM, INC.


                                            By: /s/  Paul E. Risner
                                            ------------------------------
                                            Name: Paul E. Risner
                                            Title: Senior Vice President



I agree to and accept the terms of this letter agreement.


/s/  Michael A. Beindorff
-------------------------
Michael A. Beindorff

April 22, 2002
--------------
Date

                                                                   EXHIBIT 10.38

   349 Oyster Point Blvd, Suite 201.
   South San Francisco, CA 94,080                               planetRx.com*Tel
   650.616.1500                                                 www.planetrx.com
   Fax 650.616.1585




November 2, 2001



Mr. Todd Steele
PlanetRx.com
PO Box 341068
Memphis, TN 38134

In   re:   Incentives   for   Continuing   Service   to   PlanetRx.com    during
Dissolution/Merger/Sale

Dear Todd:

As we have discussed, the plan for disposition of the remaining assets of the company is nearing completion. I would like to reassure the Board and myself that we have the necessary people in place to plan and implement the orderly sale/merger or dissolution of the company, and address the related financial and legal issues that go with such a plan. To that end, I am offering you an incentive package that I believe will ensure that you stay with PlanetRx during the period of time necessary for a final action to be completed. If you find this offer to be acceptable, please sign a copy of this letter and return it to me for my files.

1. This agreement for your Services will continue on a month-to-month basis commencing November 1, 2001 through dissolution, merger or sale of Planetrx. This arrangement is automatically renewed on the last day of each month, for the following month, unless you or I give appropriate Notice (at least 30 days) to the contrary. This Agreement shall terminate on April 30, 2002, if not terminated sooner as provided herein.

2. You will retain your position as Senior Vice-President and Chief Financial Officer of PlanetRx through dissolution, merger or sale of the company.

3. Your annual salary will remain at its' current level through dissolution, merger or sale of PlanetRx.

4. You will be paid a monthly stay bonus of $10,000 per month to be paid concurrently with the first payday of each month through dissolution, merger or sale of PlanetRx.

5. Termination of your employment by PlanetRx or by you will require appropriate notice (30 days) from one Party to the other if done prior to final dissolution, merger or sale. If you voluntarily terminate your employment with PlanetRx prior to dissolution, merger or sale, you will forfeit all accrued bonuses, and you will be required to pay back a!I bonuses earned since October 31, 2001. This provision will not apply if there is a change of control of PlanetRx, or if some event beyond your control occurs which prevents you from serving out your agreed term of employment.

6. The wind-up of the affairs of this company has been extraordinarily complex and has taken longer than we originally anticipated. As a result, PlanetRx would like to offer a special incentive to you to continue to perform services on its behalf through and including the final disposition of the company. When a final disposition of the company occurs, either by sale, merger, or dissolution of the company, you shall be entitled to a Terminating Event bonus in an amount equal up to three (3) months salary and bonus payable upon the occurrence of the Terminating Event (or, if the terminating event occurs prior to 12/31/01, at your option, payable in 2002). Terminating Event shall mean, in the case of a sale/merger of the company, the closing of the transaction for the sale or merger, and in the case of Dissolution of the company, upon the filing of the necessary documents for the dissolution of the corporation with the Secretary of State, the State of Delaware. The final amount of the bonus will be determined by the Chairman and CEO based on your individual performance from October 31, 2001 through the terminating event and the financial position of the company at the time of the terminating event. In order to collect this bonus, you will have to continue to devote all necessary time and attention as an employee or, if we agree, as an independent consultant, to the affairs of PlanetRx.com up to and including the Terminating Event.

I hope that you will continue to find this arrangement attractive. I know that together with Paul Risner continuing in the role of SVP & General Counsel, we can protect the interests of PlanetRx.com and its shareholders. If you find this offer acceptable, please sign and return this letter before November 8, 2001.

Thank you in advance for agreeing to continue your service on behalf of PlanetRx.com.

Sincerely,





/s/Michael A. Beindorff
-----------------------
Michael A. Beindorff
Chairman & CEO

Agreed:



/s/ Todd Steele
---------------
Todd Steele

                        AMENDMENT TO RETENTION AGREEMENT


          THIS AMENDMENT TO RETENTION AGREEMENT (this "Amendment") is entered into as of April 22, 2002, by and between PlanetRx.com, Inc., a Delaware corporation ("PlanetRx" or "the company"), and Todd Steele, an individual residing in San Luis Obispo County, California ("Steele").

          WHEREAS, PlanetRx and Steele entered into an agreement dated November 1, 2001, a copy of which is attached hereto as Exhibit A (the "Retention Agreement"), pursuant to which Steele was offered certain incentives to continue his employment with PlanetRx during the period of time necessary to plan and implement the sale, merger or dissolution of PlanetRx;

          WHEREAS, PlanetRx recently has not paid when due certain salary and bonuses that are payable to Steele;

          WHEREAS, the Retention Agreement provides for Steele to receive a Terminating Event bonus if certain conditions are met;

          WHEREAS, PlanetRx expects to enter into an Agreement and Plan of Merger (the "Merger Agreement") with Paragon HomeFunding, Inc. ("Paragon") and PHI Acquisition Corp. ("Acquisition Sub"), pursuant to which Acquisition Sub will merge with and into Paragon and PlanetRx will issue shares of common stock to the former stockholders of Paragon equaling in the aggregate 90% of the outstanding shares of PlanetRx common stock immediately after the merger (the "Paragon Transaction");

          WHEREAS, Steele's employment with PlanetRx will be involuntarily terminated in connection with the closing of the Paragon Transaction; and

          WHEREAS, the parties desire to amend the provisions of the Retention Agreement to clarify the mechanics of the payment of accrued and unpaid salary and bonuses and the Terminating Event bonus and to address certain other matters in connection with the closing of the Paragon Transaction.

          NOW, THEREFORE, in consideration of the promises and mutual covenants contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, it is agreed as follows:

          1. Amendment to Paragraph 6. Paragraph 6 of the Retention Agreement is hereby deleted in its entirety and replaced with the following Paragraph 6:

         "The wind-up of the affairs of the company has been extraordinarily complex and has taken longer than we originally anticipated. As a result, the company wishes to offer a special incentive to you to continue to perform services on its behalf through and including the final disposition of the company. In the event that a final disposition of the company occurs, whether by a sale or merger involving the company or by the dissolution of the company (a "Terminating Event"), you shall be entitled to receive all accrued and unpaid salary and bonuses due you from the company through the occurrence of the Terminating Event plus a Terminating Event bonus in the amount of $75,000 (collectively, the "Termination Payment"); provided, however, that in the event of the occurrence of the Paragon Transaction (which is expressly deemed to be a Terminating Event) only, (a) the Termination Payment shall be, and you shall be entitled to receive, an amount equal to the lesser of (i) all accrued and unpaid salary and bonuses due you from the company through the occurrence of the Paragon Transaction plus a Terminating Event bonus in the amount of $75,000 or
         (ii) one-third of all funds received by or on behalf of the company or its affiliates, successors or assigns from Revelation America Incorporated or its affiliates, successors and assigns (collectively, "Revelation") at any time from the date of this Amendment until the two-year anniversary of the occurrence of the Paragon Transaction, and
         (b) the company shall be obligated to pay the Termination Payment to you only if, and to the extent that, any funds are received from Revelation. A Terminating Event shall be deemed to have occurred upon
         (a) the closing of a sale or merger involving the company or (b) the filing of the necessary documents for the dissolution of the company with the Secretary of State of Delaware. Payment of the Termination Payment shall be due immediately upon the occurrence of the Terminating Event; provided, however, that in the event of the occurrence of the Paragon Transaction only, payment of the Termination Payment shall be due within 10 calendar days after receipt from time to time of any funds from Revelation. Notwithstanding any provision of this agreement to the contrary, in order for you to receive the Terminating Event bonus, you shall be required to continue to devote all necessary time and attention as an employee or, if we agree, as an independent consultant, to the business and affairs of the company up to and including the Terminating Event."

          2. Right to Enforce Provisions of Merger Agreement. If the Paragon Transaction is consummated, Steele will have the right, as an express third-party beneficiary, to enforce the provisions of Sections 10.5 and 10.6 of the Merger Agreement as if he were a named party thereto.

          3. No Other Modification. All other terms, conditions, representations and warranties of the Retention Agreement shall remain in full force and effect, subject to the terms of such agreement, and are hereby affirmed by both parties.

          4. Successors and Assigns. This Amendment and the Retention Agreement shall inure to the benefit of, and shall be binding upon, the successors and assigns of the parties hereto.

          5. Counterparts. This Amendment may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument.

          6. Notices. All notices, requests, consents and other communications hereunder shall be in writing and shall be personally delivered, mailed by first-class registered or certified mail, postage prepaid, return receipt requested or delivered by an overnight courier service, delivery charge prepaid:

                          (i)      If to PlanetRx, to:

                                   PlanetRx.com, Inc.
                                   6419 Shelby View Drive
                                   Memphis, TN 38134
                                   Attention: Chief Executive Officer

                          (ii)     If to Steele, to:

                                   Todd Steele
                                   541 Bay Street
                                   Pismo Beach, CA 93449

or at such other address as may be specified by either party in accordance with this paragraph.

          IN WITNESS WHEREOF, this Amendment has been duly executed as of the date first above written.


                                                PlanetRx.com, Inc.


                                                By: /s/  Michael A. Beindorff
                                                --------------------------------
                                                Name: Michael A. Beindorff
                                                Title: Chief Executive Officer



                                                /s/  Todd Steele
                                                ----------------
                                                Todd Steele

                                    EXHIBIT A


          The Retention Agreement is previously included in Exhibit 10.38.

                                                                   EXHIBIT 10.39

     349 Oyster Point Blvd, Suite 201.
     South San Francisco, CA 94,080                            planetRx.com*
     Tel 650.616.1500                                          www.planetrx.com
     Fax 650.616.1585





November 2, 2001

Mr. Paul E. Risner
PlanetRx.com
PO Box 341068
Memphis, TN 38134

In   re:   incentives   for   Continuing    Service   to   RanetRx.com    during
Dissolution/Merger/Sale

Dear Paul:

As we have discussed, the plan for disposition of the remaining assets of the company is nearing completion. I would like to reassure the Board and myself that we have the necessary people in place to plan and implement the orderly sale/merger or dissolution of the company, and address the related financial and legal issues that go with such a plan. To that end, I am offering you an incentive package that I believe will ensure that you stay with PlanetRx during the period of time necessary for a final action to be completed. If you find this offer to be acceptable, please sign a copy of this letter and return it to me for my files.

1. This agreement for your Services will continue on a month-to-month basis commencing November 1, 2001 through dissolution, merger or sale of Planetrx. This arrangement is automatically renewed on the last day of each month, for the following month, unless you or I give appropriate Notice (at least 30 days) to the contrary. This Agreement shall terminate on April 30, 2002, if not terminated sooner as provided herein.

2. You will retain your position as Senior Vice-President and General Counsel of PlanetRx through dissolution, merger or sale of the company.

3. Your annual salary will remain at its' current level through dissolution, merger or sale of PlanetRx.

4. You will be paid a monthly stay bonus of $10,000 per month to be paid concurrently with the first payday of each month through dissolution, merger or sale of PlanetRx.

5. Termination of your employment by PlanetRx or by you will require appropriate notice (30 days) from one Party to the other if done prior to final dissolution, merger or sale. If you voluntarily terminate your employment with PlanetRx prior to dissolution, merger or sale, you will forfeit all accrued bonuses, and you will be required to pay back all bonuses earned since October 31, 2001. This provision will not apply if there is a change of control of PlanetRx, or if some event beyond your control occurs which prevents you from serving out your agreed term of employment.

6. The wind-up of the affairs of this company has been extraordinarily complex and has taken longer than we originally anticipated. As a result, PlanetRx would like to offer a special incentive to you to continue to perform services on its behalf through and including the final disposition of the company. When a final disposition of the company occurs, either by sale, merger, or dissolution of the company, you shall be entitled to a Terminating Event bonus in an amount equal up to three (3) months salary and bonus payable upon the occurrence of the Terminating Event (or, if the terminating event occurs prior to 12/31/01, at your option, payable in 2002). Terminating Event shall mean, in the case of a sale/merger of the company, the closing of the transaction for the sale or merger, and in the case of Dissolution of the company, upon the filing of the necessary documents for the dissolution of the corporation with the Secretary of State, the State of Delaware. The final amount of the bonus will be determined by the Chairman and CEO based on your individual performance from October 31, 2001 through the terminating event and the financial position of the company at the time of the terminating event. In order to collect this bonus, you will have to continue to devote all necessary time and attention as an employee or, if we agree, as an independent consultant, to the affairs of PlanetRx.com up to and including the Terminating Event.

I hope that you will continue to find this arrangement attractive. I know that together with Todd Steele continuing in the role of Chief Financial Officer, we can protect the interests of PlanetRx.com and its shareholders. If you find this offer acceptable, please sign and return this letter before November 8, 2001.

Thank you in advance for agreeing to continue your service on behalf of PlanetRx.com.

Sincerely,





/s/Michael A. Beindorff
-----------------------
Michael A. Beindorff
Chairman & CEO

Agreed:

/s/ Paul E. Risner
------------------
Paul E. Risner

                        AMENDMENT TO RETENTION AGREEMENT


          THIS AMENDMENT TO RETENTION AGREEMENT (this "Amendment") is entered into as of April 22, 2002, by and between PlanetRx.com, Inc., a Delaware corporation ("PlanetRx" or "the company"), and Paul E. Risner, an individual residing in Shelby County, Tennessee ("Risner").

          WHEREAS, PlanetRx and Risner entered into an agreement dated November 1, 2001, a copy of which is attached hereto as Exhibit A (the "Retention Agreement"), pursuant to which Risner was offered certain incentives to continue his employment with PlanetRx during the period of time necessary to plan and implement the sale, merger or dissolution of PlanetRx;

          WHEREAS, PlanetRx recently has not paid when due certain salary and bonuses that are payable to Risner;

          WHEREAS, the Retention Agreement provides for Risner to receive a Terminating Event bonus if certain conditions are met;

          WHEREAS, PlanetRx expects to enter into an Agreement and Plan of Merger (the "Merger Agreement") with Paragon HomeFunding, Inc. ("Paragon") and PHI Acquisition Corp. ("Acquisition Sub"), pursuant to which Acquisition Sub will merge with and into Paragon and PlanetRx will issue shares of common stock to the former stockholders of Paragon equaling in the aggregate 90% of the outstanding shares of PlanetRx common stock immediately after the merger (the "Paragon Transaction");

          WHEREAS, Risner's employment with PlanetRx will be involuntarily terminated in connection with the closing of the Paragon Transaction; and

          WHEREAS, the parties desire to amend the provisions of the Retention Agreement to clarify the mechanics of the payment of accrued and unpaid salary and bonuses and the Terminating Event bonus and to address certain other matters in connection with the closing of the Paragon Transaction.

          NOW, THEREFORE, in consideration of the promises and mutual covenants contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, it is agreed as follows:

          1. Amendment to Paragraph 6. Paragraph 6 of the Retention Agreement is hereby deleted in its entirety and replaced with the following Paragraph 6:

         "The wind-up of the affairs of the company has been extraordinarily complex and has taken longer than we originally anticipated. As a result, the company wishes to offer a special incentive to you to continue to perform services on its behalf through and including the final disposition of the company. In the event that a final disposition of the company occurs, whether by a sale or merger involving the company or by the dissolution of the company (a "Terminating Event"), you shall be entitled to receive all accrued and unpaid salary and bonuses due you from the company through the occurrence of the Terminating Event plus a Terminating Event bonus in the amount of $75,000 (collectively, the "Termination Payment"); provided, however, that in the event of the occurrence of the Paragon Transaction (which is expressly deemed to be a Terminating Event) only, (a) the Termination Payment shall be, and you shall be entitled to receive, an amount equal to the lesser of (i) all accrued and unpaid salary and bonuses due you from the company through the occurrence of the Paragon Transaction plus a Terminating Event bonus in the amount of $75,000 or
         (ii) one-third of all funds received by or on behalf of the company or its affiliates, successors or assigns from Revelation America Incorporated or its affiliates, successors and assigns (collectively, "Revelation") at any time from the date of this Amendment until the two-year anniversary of the occurrence of the Paragon Transaction, and
         (b) the company shall be obligated to pay the Termination Payment to you only if, and to the extent that, any funds are received from Revelation. A Terminating Event shall be deemed to have occurred upon
         (a) the closing of a sale or merger involving the company or (b) the filing of the necessary documents for the dissolution of the company with the Secretary of State of Delaware. Payment of the Termination Payment shall be due immediately upon the occurrence of the Terminating Event; provided, however, that in the event of the occurrence of the Paragon Transaction only, payment of the Termination Payment shall be due within 10 calendar days after receipt from time to time of any funds from Revelation. Notwithstanding any provision of this agreement to the contrary, in order for you to receive the Terminating Event bonus, you shall be required to continue to devote all necessary time and attention as an employee or, if we agree, as an independent consultant, to the business and affairs of the company up to and including the Terminating Event."

          2. Right to Enforce Provisions of Merger Agreement. If the Paragon Transaction is consummated, Risner will have the right, as an express third-party beneficiary, to enforce the provisions of Sections 10.5 and 10.6 of the Merger Agreement as if he were a named party thereto.

          3. No Other Modification. All other terms, conditions, representations and warranties of the Retention Agreement shall remain in full force and effect, subject to the terms of such agreement, and are hereby affirmed by both parties.

          4. Successors and Assigns. This Amendment and the Retention Agreement shall inure to the benefit of, and shall be binding upon, the successors and assigns of the parties hereto.

          5. Counterparts. This Amendment may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument.

          6. Notices. All notices, requests, consents and other communications hereunder shall be in writing and shall be personally delivered, mailed by first-class registered or certified mail, postage prepaid, return receipt requested or delivered by an overnight courier service, delivery charge prepaid:

                          (i)      If to PlanetRx, to:

                                   PlanetRx.com, Inc.
                                   6419 Shelby View Drive
                                   Memphis, TN 38134
                                   Attention: Chief Executive Officer

                          (ii)     If to Risner, to:

                                   Paul E. Risner
                                   P. O. Box 1084
                                   Cordova, TN 38088

or at such other address as may be specified by either party in accordance with this paragraph.

          IN WITNESS WHEREOF, this Amendment has been duly executed as of the date first above written.


                                      PlanetRx.com, Inc.


                                      By: /s/  Michael A. Beindorff
                                      ------------------------------------
                                      Name: Michael A. Beindorff
                                      Title: Chief Executive Officer



                                      /s/  Paul E. Risner
                                      -------------------
                                      Paul E. Risner

                                    EXHIBIT A


          The Retention Agreement is previously included in Exhibit 10.39.