Form 10-Q
period 2002-03-31
PLANETRX COM
filed 2002-05-15
CIK 1089979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______to______

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



       Registrant's telephone number, including area code: (901) 379-2310

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                               Outstanding at May 15, 2002
Common Stock, $0.0001 par value                              6,119,115

                                Table of Contents



PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

         Condensed Balance Sheets at March 31, 2002
         (unaudited) and December 31, 2001

         Condensed Statements of Operations for the Three Months
         Ended March 31, 2002 and 2001 (unaudited)

         Condensed Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 (unaudited)

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

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                               PLANETRX.COM, INC.
                            Condensed Balance Sheets
               (unaudited, in thousands, except per share amounts)

                                                                                   March 31,                December 31,
                                                                                      2002                      2001
                                                                                -----------------         -----------------
ASSETS
Current assets:
      Cash and cash equivalents                                                 $             119         $             147
      Accounts receivable, net                                                                 35                        76
      Prepaid expenses and other current assets                                               140                       154
                                                                                -----------------         -----------------
         Total current assets                                                                 294                       377
      Property and equipment, held for sale                                                    --                        12
      Intangible assets, held for sale                                                          7                        88
                                                                                -----------------         -----------------
                                                                                $             301         $             477
                                                                                =================         =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                          $              80         $             127
      Accrued expenses                                                                        111                        28
      Accrued restructuring charges                                                            44                        69
                                                                                -----------------         -----------------
         Total liabilities                                                                    235                       224

Commitments and contingencies

Stockholders' equity:
      Preferred Stock: issuable in series, $0.0001 par value;
         5,000 shares authorized; no shares issued and outstanding                             --                        --
      Common Stock: $0.0001 par value; 200,000 shares authorized;
         6,119 shares issued and outstanding                                                   --                        --
      Additional paid-in capital                                                          427,672                   427,672
      Deferred stock-based compensation                                                      (897)                   (1,149)
      Accumulated deficit                                                                (426,709)                 (426,270)
                                                                                -----------------         -----------------
         Total stockholders' equity                                                            66                       253
                                                                                -----------------         -----------------
                                                                                $             301         $             477
                                                                                =================         =================

The accompanying notes are an integral part of these financial statements.

                               PLANETRX.COM, INC.
                       Condensed Statements of Operations
               (unaudited, in thousands, except per share amounts)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                ----------------------------------------
                                                                                       2002                    2001
                                                                                -------------------     ----------------
Net revenue:
         e-commerce                                                             $            --         $          3,957
         Sponsorship                                                                         42                    1,743
                                                                                ---------------         ----------------
                                                                                             42                    5,700
                                                                                ---------------         ----------------
Cost of net revenue:
         e-commerce                                                                          --                    4,038
         Sponsorship                                                                         --                       --
                                                                                ---------------         ----------------
                                                                                             --                    4,038
                                                                                ---------------         ----------------
Gross Profit                                                                                 42                    1,662
                                                                                ---------------         ----------------
Operating expenses:
         Marketing and sales                                                                 --                      513
         Shipping, handling and related costs                                                --                    3,594
         Product development                                                                 --                    1,335
         General and administrative                                                         196                    1,795
         Stock-based compensation                                                           252                      689
         Impairment loss                                                                     43                    2,191
                                                                                ---------------         ----------------
                  Total operating expenses                                                  491                   10,117
                                                                                ---------------         ----------------
Operating loss                                                                             (449)                   8,455
Other income                                                                                 --                    1,888
Interest income                                                                              10                      124
Interest expense                                                                             --                      226
                                                                                ---------------         ----------------
Net loss available to common stockholders                                       $          (439)        $         (6,669)
                                                                                ===============         ================
Basic and diluted net loss per share                                            $         (0.07)        $          (1.09)
                                                                                ===============         ================
Weighted average shares used to
compute basic and diluted net
loss per share                                                                            6,118                    6,119
                                                                                ===============         ================



The accompanying notes are an integral part of these financial statements

                               PLANETRX.COM, INC.
                       Condensed Statements of Cash Flows
                            (unaudited, in thousands)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                --------------------------------------
                                                                                     2002                 2001
                                                                                -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                  $      (439)      $         (6,669)
      Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                   --                  1,860
         Stock-based compensation                                                       252                    689
         Impairment loss                                                                 43                  2,191
         Gain on sale of intangible assets                                               --                 (1,888)
         Changes in assets and liabilities:
                  Accounts receivable                                                    41                    449
                  Inventories                                                            --                  1,557
                  Prepaid expenses and other current assets                              14                    438
                  Other assets                                                           --                    (10)
                  Accounts payable                                                      (47)                  (682)
                  Accrued expenses and restructuring charges                             58                   (562)
                                                                                -----------------   ------------------
                           Net cash used in operating activities                        (78)                (2,627)
                                                                                -----------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Sale of property and equipment                                                     --                     82
      Proceeds from sale of intangible assets                                            50                  2,067
                                                                                -----------------   ------------------
         Net cash provided by investing activities                                       50                  2,149
                                                                                -----------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repurchase of unvested Common Stock Options                                        --                    (20)
      Principal payments on capital lease obligations                                    --                   (143)
      Principal payments on borrowings                                                   --                   (540)
                                                                                -----------------   ------------------
         Net cash used in financing activities                                           --                   (703)
                                                                                -----------------   ------------------
Decrease in cash and cash equivalents                                                   (28)                (1,181)
Cash and cash equivalents at beginning of period                                        147                  8,700
                                                                                -----------------   ------------------
Cash and cash equivalents at end of period                                              119                  7,519
                                                                                =================   ==================



The accompanying notes are an integral part of these financial statements.

                               PLANETRX.COM, INC.
                     Notes to Condensed Financial Statements
                                   (unaudited)

Note 1.  The Company and Basis of Presentation

The Company

PlanetRx.com, Inc. ("PlanetRx" or the "Company"), was incorporated in Delaware on March 31, 1995 and was in the development stage through December 31, 1998. Until March 12, 2001, the Company was an online healthcare destination for commerce, content and community. As previously disclosed, the Company closed its online health store in March 2001 and shortly thereafter began preparing a plan of liquidation and dissolution of the Company. In an effort to realize as much value as possible for its stockholders, the Company has explored and evaluated various strategic options, including a possible merger or sale, while taking steps to monetize its assets and settle its liabilities in a manner that is consistent with the consummation of either a merger or sale or its liquidation and dissolution. These steps have included the sale of assets such as equipment, inventory, facilities, domain names and other intellectual property; the assignment or negotiated cancellation of leases, secured obligations and other contracts; the payment or settlement of other liabilities and obligations; and the reduction of personnel to only three key managers. This process is substantially complete.

On April 26, 2002, the Company announced that it has entered into a definitive agreement to merge with Paragon Homefunding, Inc. ("Paragon"). Pursuant to the merger, a wholly-owned subsidiary of the Company will merge with and into Paragon, and the Company will issue shares of common stock to the Paragon stockholders equaling 90% of the total outstanding shares of the Company's common stock immediately after the merger. Paragon is a privately held, development stage company based in Ponte Vedra Beach, Florida, that intends to enter the financial services market through a series of planned acquisitions.

The merger is expected to close in late May 2002. The consummation of the merger is subject to various customary conditions, including the receipt by the Company of an opinion that the merger is fair to its stockholders from a financial point of view. Once the merger is completed, Paragon's management will assume control of the Company. As a result of the merger, the current stockholders of the Company will see their ownership stake reduced from 100% to 10% of the outstanding common stock. There could be further dilution of this interest following the merger in the event that the Company issues additional shares of common stock.

Pending the merger with Paragon, the Company intends to continue to monetize its remaining assets and, to the extent possible, use the proceeds from such sales and available cash to pay its remaining liabilities and obligations. No assurance can be given that available cash and amounts received from the sale of assets will be adequate to provide for the obligations, liabilities, expenses and claims of the Company.

The accompanying unaudited condensed financial statements reflect all adjustments, which, in the opinion of management, are necessary for the fair statement of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results to be expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for its fiscal year ended December 31, 2001.

Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) effective January 1, 2002. SFAS 142 changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach.

The Company's intangible assets consist solely of domain names. The Company ceased amortization of its intangible assets in the first quarter of 2001 in connection with the Company's proposed plan of liquidation and dissolution, and each of the Company's domain names were considered held for sale. Consequently the adoption of SFAS 142 has not had a material effect on the Company's financial position or results of operations.

Note 2.  Liquidity

The  Company  has   sustained   losses  since   inception  of  $426.7   million.
Additionally,   the  Company  expects  to  continue  to  incur  losses  for  the foreseeable future.

The Company ceased retail operations effective March 12, 2001. Given that the Company does not have any business operations, this raises substantial doubt about the Company's ability to continue as a going concern.

As previously disclosed, the Company closed its online health care store in March 2001 and shortly thereafter began preparing a plan of liquidation and dissolution. In an effort to realize as much value as possible for its stockholders, the Company has explored and evaluated various strategic options, including a possible merger or sale, while taking steps to monetize its assets and settle its liabilities in a manner that is consistent with the consummation of either a merger or sale or its liquidation and dissolution. These steps have included the sale of assets such as equipment, inventory, facilities, domain names and other intellectual property; the assignment or negotiated cancellation of leases, secured obligations and other contracts; the payment or settlement of other liabilities and obligations; and the reduction of personnel to only three key managers. This process is substantially complete.

Note 3.  Balance Sheet Components (in thousands)

                                                                       March 31,                  December 31,
                                                                         2002                         2001
                                                                ------------------------    -------------------------
Prepaid expenses and other current assets:
Prepaid business liability insurance                            $                   138     $                    144
Other                                                                                 2                           10
                                                                ------------------------    -------------------------
                                                                                    140                          154
                                                                ========================    =========================

Note 4.  Net Loss per Share

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                ------------------------------------------
                                                                                       2002                   2001
                                                                                --------------------    ------------------
Numerator:
         Net loss available to common shareholders                              $          (439)        $       (6,669)

Denominator:
         Weighted average common shares                                                   6,119                  6,146
         Weighted average unvested common shares
          subject to repurchase                                                              (1)                   (27)
                                                                                --------------------    ------------------
Denominator for basic and diluted calculation                                             6,118                  6,119
                                                                                ====================    ==================
Basic and diluted net loss per share                                            $         (0.07)        $        (1.09)
                                                                                ====================    ==================

Note 5.  Commitments and Contingencies

On March 27, 2001, SDR Investors, LP filed a lawsuit against the Company, certain underwriters of the Company's initial public offering in October 1999 (the "IPO"), and certain former and current directors of the Company. Named as additional defendants in the suit, which was filed in the United States District Court for the Southern District of New York, are The Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and Salomon Smith Barney, Inc., each of which was an underwriter of the IPO; William J. Razzouk and Christos M. Cotsakos, who are former directors of the Company; and David M. Beirne and Michael Moritz, who were current directors of the Company at the time the complaint was filed, but are now former directors of the company. Between April 19, 2001 and May 4, 2001, five virtually identical additional complaints were filed. One of the additional complaints also names as defendants Hambrecht & Quist LLC, William Blair & Co. LLC, Bear Stearns & Co., Inc., additional underwriters of the IPO, Morgan Stanley Dean Witter & Co. Incorporated and Credit Suisse First Boston Corp., which were not underwriters of the IPO, and Steve Valenzuela, a former officer of the Company. The suits generally allege that the defendants violated federal securities laws by not disclosing certain actions allegedly taken by the underwriter defendants in connection with the IPO. The suits allege specifically that the underwriter defendants, in exchange for the allocation to their customers of shares of the Company's common stock sold in the IPO, solicited and received from their customers undisclosed commissions on transactions in other securities and required their customers to purchase additional shares of the Company's common stock in the aftermarket at pre-determined prices that were above the IPO price. The suits seek unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company's common stock between October 6, 1999, and March 24, 2001. The complaints have been consolidated into a single action, which is being coordinated with several hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York. No date has been set for any response to the complaint. As of the date hereof, the Company is unable to predict the outcome of the suit and its ultimate effect, if any, on the Company's financial condition.

On June 19, 2001, vTraction, Inc. filed a complaint for breach of contract in the Chancery Court of Tennessee for the Thirtieth Judicial District at Memphis alleging that the Company entered into an oral agreement with vTraction to sell certain equipment and later reneged, and claiming damages in an amount including, but not limited to, the difference between the price agreed to in the alleged oral contract and the market price of the equipment. The Company has filed an answer asserting the affirmative defenses of failure of consideration and statute of frauds and denying the existence of an oral contract. As of the date hereof, the Company is unable to predict the outcome of the suit and its ultimate effect, if any, on the Company's financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXCEPT FOR THE HISTORICAL INFORMATION PRESENTED HEREIN, ALL THE DISCLOSURES MADE IN THIS RERORT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT, AS AMENDED, AND ARE MADE UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE FORWARD-LOOKING STATEMENTS INCLUDE THOSE RELATING TO THE COMPANY'S GOALS, OBJECTIVES, PLANS, INTENTIONS, AND EXPECTATIONS. THE INCLUSION OF THE FORWARD-LOOKING STATEMENTS HEREIN SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY THAT ANY SUCH GOALS, OBJECTIVES, PLANS, INTENTIONS, AND EXPECTATIONS WILL BE ACHIEVED. THE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE THE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS WILL PROVE TO BE ACCURATE. FOR INSTANCE, THERE CAN BE NO ASSURANCE THAT THE MERGER WITH PARAGON WILL BE CONSUMMATED; THAT THE COMPANY, UNDER DIFFERENT LEADERSHIP, WILL BE ABLE TO EXECUTE ITS NEW BUSINESS PLAN FOLLOWING THE PARAGON MERGER; THAT THE VALUE TO THE CURRENT STOCKHOLDERS OF THE COMPANY WILL BE ENHANCED BY THE MERGER; OR THAT THE COMPANY WILL BE ABLE TO GENERATE SUFFICIENT CASH TO PAY CREDITOR OBLIGATIONS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS ON WHICH THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE TO BE INACCURATE GIVEN THE INHERENT UNCERTAINTIES AS TO THE OCCURRENCE OR NON-OCCURRENCE OF FUTURE EVENTS. THE FORWARD-LOOKING STATEMENTS ARE MADE AS OF THE DATE OF THIS REPORT, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THE FORWARD-LOOKING STATEMENTS AFTER THE DATE HEREOF, WHETHER AS A RESULT OF NEW INFORMATION OR EVENTS, CHANGED CIRCUMSTANCES, OR OTHERWISE. FOR OTHER FACTORS OR RISKS RELATING TO THE COMPANY AS SET FORTH IN THIS REPORT, SEE THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001, INCLUDING (WITHOUT LIMITATION) UNDER THE CAPTION "RISK FACTORS."

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

Disposition of the Company

As previously disclosed, we closed our online health care store in March 2001 and shortly thereafter began preparing a plan of liquidation and dissolution. In an effort to realize as much value as possible for its stockholders, we have explored and evaluated various strategic options, including a possible merger or sale, while taking steps to monetize our assets and settle our liabilities in a manner that is consistent with the consummation of either a merger or sale or the liquidation and dissolution of the Company. These steps have included the sale of assets such as equipment, inventory, facilities, domain names and other intellectual property; the assignment or negotiated cancellation of leases, secured obligations and other contracts; the payment or settlement of other liabilities and obligations; and the reduction of personnel to only three key managers. This process is substantially complete.

On April 26, 2002, we announced that we have entered into a definitive agreement to merge with Paragon Homefunding, Inc. ("Paragon"). Pursuant to the merger, a wholly-owned subsidiary of PlanetRx will merge with and into Paragon, and PlanetRx will issue shares of common stock to the Paragon stockholders equaling 90% of the total outstanding shares of PlanetRx common stock immediately after the merger. Paragon is a privately held, development stage company based in Ponte Vedra Beach, Florida, that intends to enter the financial services market through a series of planned acquisitions.

The merger is expected to close in late May 2002. The consummation of the merger is subject to various customary conditions, including the receipt by PlanetRx of an opinion that the merger is fair to its stockholders from a financial point of view. Once the merger is completed, Paragon's management will assume control of PlanetRx. As a result of the merger, the current stockholders of PlanetRx will see their ownership stake reduced from 100% to 10% of the outstanding common stock. There could be further dilution of this interest following the merger in the event that PlanetRx issues additional shares of common stock.

Pending the merger with Paragon, we intend to continue to monetize our remaining assets and, to the extent possible, use the proceeds from such sales and available cash to pay its remaining liabilities and obligations. No assurance can be given that available cash and amounts received from the sale of assets will be adequate to provide for our obligations, liabilities, expenses and claims.

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

                               PlanetRx.com, Inc.
                    Condensed Quarterly Results of Operations
                            (unaudited, in thousands)

                                                                              Quarter Ended
                                    ------------------------------------------------------------------------------------------------
                                      March 31,          December 31,        September 30,          June 30,             March 31,
                                         2002                2001                2001                 2001                 2001
                                    ---------------     ---------------     ----------------    -----------------    ---------------
Net revenue:
    e-commerce                      $        --         $        --         $         --        $          --        $        3,957
    Sponsorship                              42                  34                   --                   40                 1,743
                                    ---------------     ---------------     ----------------    -----------------    ---------------
                                             --                  34                   --                   40                 5,700
Cost of net revenue:
    e-commerce                               --                  --                   --                    1                 4,038
    Sponsorship                              --                  --                   --                   --                    --
                                    ---------------     ---------------     ----------------    -----------------    ---------------
                                             --                  --                   --                    1                 4,038
                                    ---------------     ---------------     ----------------    -----------------    ---------------
Gross profit                                 42                  34                   --                   39                 1,662

Operating expenses:
    Marketing and sales                      --                  --                   --                   --                   513
    Shipping, handling and
     related costs                           --                  --                   --                   --                 3,594
    Product development                      --                  --                   --                   --                 1,335
    General and
     administrative                         196                 297                  647                2,625                 1,795
    Stock-based
     compensation                           252                 254                  426                  430                   689
    Impairment loss                          43                  56                   --                  141                 2,191
                                    ---------------     ---------------     ----------------    -----------------    ---------------
         Total operating
          expenses                          491                 607                1,073                3,196                10,117
                                    ---------------     ---------------     ----------------    -----------------    ---------------
Operating loss                             (449)               (573)              (1,073)              (3,157)               (8,455)
Other income                                 --                  89                   89                  137                 1,888
Interest income (expense), net               10                   1                   --                 (345)                 (102)
                                    ---------------     ---------------     ----------------    -----------------    ---------------
Net loss before extraordinary
 item                               $      (439)        $      (483)        $       (984)              (3,365)       $       (6,669)
Extraordinary gain on the early
 extinguishment of debt, net
 of taxes of $0                              --                  --                  177                   --                    --

Net loss available to common
 stockholders                       $      (439)        $      (483)        $       (807)       $      (3,365)       $       (6,669)
                                    ==============      ==============      ===============     ================     ===============


Net Revenue

Net revenues were approximately $42,000 and $5.7 million for the three months ended March 31, 2002 and 2001, respectively. E-commerce revenues were zero and $4.0 million for the three months ended March 31, 2002 and 2001, respectively. Sponsorship revenues were approximately $42,000 and $1.7 million for the three months ended March 31, 2002 and 2001, respectively. On February 12, 2001, we stopped accepting new prescriptions, and on March 12, 2001, we closed our on-line store.

Cost of Net Revenue

Cost of revenues were approximately $42,000 and $4.0 million for the three months ended March 31, 2002 and 2001, respectively. On February 12, 2001, we stopped accepting new prescriptions, and on March 12, 2001, we closed our on-line store.

Operating Expenses

Marketing and Sales. For the three months ended March 31, 2002, marketing and sales expense was zero as compared to approximately $513,000 for the three months ended March 31, 2001. The decrease is due primarily to the absence of marketing and promotional campaigns and decreased headcount associated with the closure of retail operations in 2001.

Shipping, Handling and Related Costs. For the three months ended March 31, 2002, shipping, handling and related costs were zero as compared to $3.6 million for the three months ended March 31, 2001. This decrease is due to the closure of retail operations.

Product Development. For the three months ended March 31, 2002, product development expense was zero as compared to $1.3 million for the three months ended March 31, 2001. This decrease is related to the closure of our retail stores and the related decline in maintenance of our websites and internal systems.

General and Administrative. For the three months ended March 31, 2002, general and administrative expenses were $196,000 as compared to $1.8 million for three months ended March 31, 2001. The decrease is due to the closure of retail operations during the first quarter of 2001. For the three months ended March 31, 2002, general and administrative expenses consisted primarily of salary-related expenses and professional services fees.

Stock-Based Compensation. Our stock-based compensation expense, net totaled approximately $252,000 for the three months ended March 31, 2002 as compared to $689,000 for the three months ended March 31, 2001. The remaining deferred stock-based compensation balance of approximately $897,000 will be amortized through 2004.

Liquidity and Capital Resources

PlanetRx.com invests excess cash predominantly in debt instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. At March 31, 2002, we had cash and cash equivalents and investments in marketable debt securities totaling approximately $119,000 compared to $147,000 at December 31, 2001 and $8.7 million at December 31, 2000.

As previously disclosed, we closed our online health care store in March 2001 and shortly thereafter began preparing a plan of liquidation and dissolution. In an effort to realize as much value as possible for its stockholders, we have explored and evaluated various strategic options, including a possible merger or sale, while taking steps to monetize our assets and settle our liabilities in a manner that is consistent with the consummation of either a merger or sale or the liquidation and dissolution of the Company. These steps have included the sale of assets such as equipment, inventory, facilities, domain names and other intellectual property; the assignment or negotiated cancellation of leases, secured obligations and other contracts; the payment or settlement of other liabilities and obligations; and the reduction of personnel to only three key managers. This process is substantially complete.

Net cash used in operating activities was approximately $78,000 during the three months ended March 31, 2002, primarily as a result of quarterly net losses as well as decreases in accounts payable partially offset by decreases in accounts receivables, prepaid expenses and other current assets, increases in accrued expenses, and non-cash charges for amortization and impairment losses. Net cash used in operating activities was $2.6 million during the three months ended March 31, 2001, primarily as a result of quarterly net losses partially offset by decreases in accounts receivables, inventories, prepaid expenses and other assets, accounts payable, and accrued expenses and non-cash charges for depreciation, amortization and impairment losses.

Net cash provided by investing activities was approximately $50,000 during the three months ended March 31, 2002, consisting of proceeds from the sale of intangible assets. Net cash provided by investing activities was approximately $2.1 million during the three months ended March 31, 2001, primarily consisting of proceeds from the sale of intangible assets and property and equipment.

No net cash was used in financing activities during the three months ended March 31, 2002. Net cash used in financing activities was approximately $703,000 during the three months ended March 31, 2001 and primarily consisted of principal payments on borrowings and capital lease obligations and the repurchase of unvested common stock options.

Recent Accounting Pronouncements

We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) effective January 1, 2002. SFAS 142 changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach.

Our intangible assets consist solely of domain names. We ceased amortization of our intangible assets in the first quarter of 2001 in connection with our proposed plan of liquidation and dissolution, and each of our domain names were considered held for sale. Consequently, the adoption of SFAS 142 has not had a material effect on the Company's financial position or results of operations.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

The factors discussed in the "Overview" and "Liquidity and Capital Resources" sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our annual report on Form 10-K for our fiscal year ended December 31, 2001, as filed with SEC, may affect our future results. Additionally, for a discussion of potential risks associated with a sale or merger involving the Company or the dissolution of the Company, see the "Risk Factors" section of Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2001.

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






                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On March 27, 2001, SDR Investors, LP filed a lawsuit against PlanetRx, certain underwriters of the Company's initial public offering in October 1999 (the "IPO"), and certain former and current directors of the Company. Named as additional defendants in the suit, which was filed in the United States District Court for the Southern District of New York, are The Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and Salomon Smith Barney, Inc., each of which was an underwriter of the IPO; William J. Razzouk and Christos M. Cotsakos, who are former directors of the Company; and David M. Beirne and Michael Moritz, who were current directors of the Company at the time the complaint was filed, but are now former directors of the Company. Between April 19, 2001 and May 4, 2001, five virtually identical additional complaints were filed. One of the additional complaints also names as defendants Hambrecht & Quist LLC, William Blair & Co. LLC, Bear Stearns & Co., Inc., additional underwriters of the IPO, Morgan Stanley Dean Witter & Co. Incorporated and Credit Suisse First Boston Corp., which were not underwriters of the IPO, and Steve Valenzuela, a former officer of the Company. The suits generally allege that the defendants violated federal securities laws by not disclosing certain actions allegedly taken by the underwriter defendants in connection with the IPO. The suits allege specifically that the underwriter defendants, in exchange for the allocation to their customers of shares of the Company's common stock sold in the IPO, solicited and received from their customers undisclosed commissions on transactions in other securities and required their customers to purchase additional shares of the Company's common stock in the aftermarket at pre-determined prices that were above the IPO price. The suits seek unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company's common stock between October 6, 1999, and March 24, 2001. The complaints have been consolidated into a single action, which is being coordinated with over three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York. No date has been set for any response to the complaint. As of the date hereof, we are unable to predict the outcome of the suit and its ultimate effect, if any, on the Company's financial condition.

On June 19, 2001, vTraction, Inc. filed a complaint for breach of contract in the Chancery Court of Tennessee for the Thirtieth Judicial District at Memphis alleging that PlanetRx entered into an oral agreement with vTraction to sell certain equipment and later reneged, and claiming damages in an amount including, but not limited to, the difference between the price agreed to in the alleged oral contract and the market price of the equipment. We have filed an answer asserting the affirmative defenses of failure of consideration and statute of frauds and denying the existence of an oral contract. As of the date hereof, we are unable to predict the outcome of the suit and its ultimate effect, if any, on the Company's financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Exhibits

          The document listed in the Exhibit Index following the signature page of this report is filed as part of this report.

         (b) Reports on Form 8-K

The Company filed a current report Form 8-K with the Securities and Exchange Commission on April 30, 2002, reporting that it had issued a press release on April 26, 2002, announcing that it had entered into a definitive agreement to merge with Paragon Homefunding, Inc.

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

                                           PLANETRX.COM, INC.
                                           (Registrant)


                                           By: /s/  Paul E. Risner
                                           -------------------------------------
                                           Paul E. Risner
                                           Vice President,
                                           General Counsel and Secretary



Date: May 14, 2002

                                  EXHIBIT INDEX


Exhibit
Number              Description of Exhibit
------              ----------------------
2.2                 Agreement  and Plan of Merger  dated as of April  22,  2002, among PlanetRx.com, Inc., PHI Acquisition Corp., and Paragon
                    Homefunding,   Inc.  The  schedules  and  exhibits  to  this
                    document, which are listed in the table of contents of the document, have been omitted from this filing. The Company will furnish, as supplementary information, copies of the omitted materials to the Securities and Exchange Commission upon request.

EXHIBIT 2.2                                                       EXECUTION COPY









                          AGREEMENT AND PLAN OF MERGER



                                      AMONG



                               PLANETRX.COM, INC.,


                              PHI ACQUISITION CORP.


                                       AND


                            PARAGON HOMEFUNDING, INC.




                           Dated as of April 22, 2002

                                TABLE OF CONTENTS

1.       AGREEMENT

2.       SCHEDULES

         R1         PLRX Plan
         3.2(a)     Target Capitalization
         3.3        Target Consents
         3.5        Target Financial Statements
         3.7        Actions Since Target Balance Sheet Date
         3.10       Contracts Required to Operate Target's Business
         3.13       Target Real Property
         3.14       Target Listed Agreements
         3.15       Target Assets
         3.16       Target Permits Required
         3.19       Target Compensation Information
         3.23       Target Employees
         4.2(a)     Purchaser Capitalization
         4.2(c)     Purchaser Investments
         4.3        Purchaser Consents
         4.6        Purchaser Liabilities
         4.7        Actions Since Purchaser Balance Sheet Date
         4.8        Adverse Developments
         4.9        Purchaser Taxes
         4.11       Purchaser Insurance
         4.12       Purchaser Litigation; Compliance with Law
         4.13       Purchaser Real Property
         4.14       Purchaser Listed Agreements
         4.16       Purchaser Intellectual Property
         4.17       Purchaser Employee Benefit Plans
         4.20       Purchaser Employees
         4.21       Purchaser Prior Names and Addresses
         4.24       Purchaser SEC Filings
         5.2(b)     Purchaser Conduct of Business
         10.3       Target's Business Development
         10.4       Post-Closing Nominees to Fill Vacancies on Purchaser Board
                    of Directors

3.       EXHIBITS

         6.4        Form of Target Counsel Opinion
         6.8        Form of Target Shareholder Investment Representation Letter
         7.4        Form of Purchaser Counsel Opinion
         10.6 Form of Assignment and Agreement and related Consent to Assignment
         13.1       Form of Escrow Agreement

         AGREEMENT AND PLAN OF MERGER dated as of April 22, 2002 (the "Agreement") by and among PLANETRX.COM, INC., a Delaware corporation ("Purchaser"), PHI ACQUISITION CORP., a Delaware corporation and a wholly-owned subsidiary of Purchaser ("Acquisition Sub"), and PARAGON HOMEFUNDING, INC., a Delaware corporation ("Target"), and Purchaser, Acquisition Sub and Target are sometimes collectively referred to as the "Parties" and individually as a "Party".

                                    RECITALS:

         Purchaser is a publicly traded company which currently has its securities traded on the OTC Bulletin Board. Purchaser currently has no operations, other than ongoing efforts to monetize its assets and reduce its liabilities as described on Schedule R1 attached hereto (the " PLRX Plan").

         Target is a developmental company which plans to conduct operations in the residential mortgage business (the "Business") and currently has no operations. Target is exploring opportunities to acquire operating companies in the residential mortgage business and, if it identifies suitable acquisition candidates, it plans to acquire such candidates who will agree to be so acquired, pursuant to structures which are suitable under the circumstances. Target also plans to have the management structure to operate such business that Target believes to be most efficient.

         Subject to the terms and conditions hereof, Purchaser, Acquisition Sub and Target deem it desirable and in the best interests of their respective corporations and shareholders that Acquisition Sub merge with and into Target (the "Merger") in a statutory merger in accordance with the laws of the State of Delaware (the "Delaware Statute").

         NOW, THEREFORE, in consideration of the mutual benefits to be derived hereby and the representations, warranties, covenants and agreements herein contained, the Parties agree as follows:

                                    ARTICLE I

                            DEFINED TERMS; SCHEDULES

1.1 Defined Terms. Capitalized terms used in this Agreement will have the meanings given such terms in Article XIV hereof or elsewhere in the text of this Agreement, and variants and derivatives of such terms shall have correlative meanings.

1.2 Schedules. References to a Schedule will include any applicable disclosure expressly set forth on the face of any other Schedule if specifically cross-referenced to such other Schedule. Each Schedule and the information, agreements and documents expressly listed in each Schedule will be considered a part of this Agreement as if set forth herein in full and will be deemed to constitute representations and warranties under this Agreement, limited as set forth in the applicable provision of this Agreement under which such Schedule is delivered or on the face of such Schedule; provided, however, that the representations and warranties set forth in this Agreement shall not be affected or deemed qualified, modified or limited in any respect by the information provided in the Schedules except to the extent that any qualification, modification or limitation to any representation and warranty is expressly and conspicuously set forth on the face of such particular Schedule.

                                   ARTICLE II

                                     MERGER

2.1      Merger and Surviving Corporation.

         (a) Pursuant to the Delaware Statute, Acquisition Sub shall merge with and into Target, and Target shall be the surviving corporation after the Merger (the "Surviving Corporation") and shall continue to exist as a corporation created and governed by the laws of the State of Delaware.

         (b) The Certificate of Incorporation of the Surviving Corporation, from and after the Effective Time, shall be the Certificate of Incorporation of Target.

         (c) The By-Laws of the Surviving Corporation, from and after the Effective Time, shall be the By-Laws of Target.

2.2 Effectiveness of Merger. If all of the conditions precedent to the obligation of each of the Parties hereto as hereinafter set forth shall have been satisfied or shall have been waived, a certificate of merger relating to the Merger (the "Certificate of Merger") shall be delivered as soon as practicable after the Closing to the Secretary of State of Delaware for filing in accordance with the Delaware Statute. The Merger shall become effective upon the acceptance of such filing by the Secretary of State of Delaware or at such later time as is specified in the Certificate of Merger, which effective time shall be the "Effective Time" of the Merger.

2.3 Shares of the Constituent and Surviving Corporations. The manner and basis of converting and exchanging the securities of Target and the status of Acquisition Sub's securities shall be as follows:

         (a) Subject to the provisions of this Agreement, each share of Common Stock, $.001 par value, of Target (the "Target Common Stock") issued and outstanding immediately prior to the Effective Time (other than Target Common Stock to be canceled pursuant to Section 2.3(d) hereof, if any) shall, by virtue of the Merger and without any action on the part of the holder thereof, be canceled and extinguished and converted into the right to receive, in accordance with Section 2.3(b) hereof, shares of Common Stock, par value $.0001 per share, of Purchaser (the "Purchaser Common Stock"). In respect of the foregoing, shares of Target Common Stock which are restricted stock (the "Restricted Target Common Stock") granted out of Target's 2001 Equity Participation Plan shall be converted, in accordance with the formula set forth in Section 2.3(b), into shares of Purchaser Common Stock which are "restricted stock" (the "Restricted Purchaser Common Stock") with the same rights and restrictions which attach to the Restricted Target Common Stock immediately prior to the Effective Time.

         (b) The number of shares of Purchaser Common Stock to be issued pursuant to Section 2.3(a) hereof for each share of Target Common Stock (including each share of Restricted Target Common Stock) issued and outstanding immediately prior to the Effective Time (other than Target Common Stock to be canceled pursuant to Section 2.3(d) hereof, if any) (the "Merger Consideration") shall be equal to a number of shares of Purchaser Common Stock such that after giving effect to the Merger and the issuance of the Merger Consideration, the aggregate Merger Consideration shall equal Ninety Percent (90%) of the issued and outstanding shares of Purchaser Common Stock immediately after the Effective Time, subject to adjustment as set forth in Section 2.3(c) hereof.

         (c) The allocation of shares of Purchaser Common Stock shall be adjusted after the Closing as follows: In the event that shares of Restricted Target Common Stock are converted into Restricted Purchaser Common Stock in the Merger, and all or some of such shares of Restricted Purchaser Common Stock (the number of which may be adjusted as a result of stock splits, stock dividends and the like) are forfeited pursuant to the terms of the grant thereof, Purchaser shall issue to the persons who were holders of Target Common Stock immediately prior to the Effective Time, other than the holder of the Restricted Purchaser Common Stock which was forfeited to the extent of such forfeited shares of Restricted Purchaser Common Stock, a number of shares of Purchaser Common Stock equal to the number of shares of Restricted Purchaser Common Stock which was forfeited, on a pro rata basis based on the number of shares of Target Common Stock such holders owned immediately prior to the Effective Time. If a Person is entitled to receive fractional shares, such Person will be treated in the same manner as set forth in Section 2.3(d) hereof with respect to such fractional shares.

         (d) If any holder of Target Common Stock is entitled to receive fractional shares of Purchaser Common Stock pursuant to the Merger, such holder instead will be entitled to receive (i) one whole share of Purchaser Common Stock in lieu of such fractional share if such holder would have otherwise been entitled to receive or purchase one-half or more of a share of Purchaser Common Stock and (ii) otherwise such holder shall not be entitled to receive or purchase any additional shares or fractional shares.

         (e) Any share of Target Common Stock held in the treasury of Target at the Effective Time shall be canceled and retired, and no shares or other securities of Purchaser or Acquisition Sub shall be issuable with respect thereto.

         (f) Each share of Common Stock, par value $.0001 per share, of Acquisition Sub (the "Acquisition Sub Common Stock") shall be converted into and become one (1) validly issued, fully paid and non-assessable share of Target Common Stock.

         (g) Subject to the provisions hereof, each holder of an outstanding certificate or certificates theretofore representing shares of Target Common Stock, and theretofore surrendered by such holder to Purchaser or its transfer agent for cancellation, shall be entitled to receive in exchange therefor (i) as promptly as practicable after the Effective Time, certificates representing that holder's proportionate number of shares of Purchaser Common Stock for each share of Target Common Stock surrendered, as is specified in Section 2.3(b) hereof. If the shares of Purchaser Common Stock (or any portion thereof) are to be delivered to any person other than the person in whose name the certificate or certificates representing the Target Common Stock surrendered in exchange therefor are registered, in addition to any other requirements of applicable law, it shall be a condition to such exchange that the certificate or certificates so surrendered shall be properly endorsed or otherwise be in proper form for transfer and that the person requesting such exchange shall pay to Purchaser or its transfer agent any transfer or other taxes required by reason of the delivery of the Purchaser Common Stock to a person other than the registered holder of the certificate or certificates surrendered, or shall establish to the satisfaction of Purchaser or its transfer agent that such tax has been paid or is not applicable.

         (h) The Purchaser Common Stock is being issued hereunder in a private transaction exempt from registration under Section 5 of the Securities Act, pursuant to Section 4(2) of the Securities Act, and accordingly such shares of Purchaser Common Stock may not be sold or otherwise transferred or disposed of by the holders thereof unless they are registered under the Securities Act or unless an exemption from such registration is available. Accordingly, a restrictive legend will be placed on any instruments, certificates or other documents evidencing such shares of Purchaser Common Stock in, or substantially in, the following form:

                  "The securities represented by this certificate have not been registered under the Securities Act of 1933. These securities have been acquired for investment and not for distribution or resale. They may not be sold, assigned, mortgaged, pledged, hypothecated or otherwise transferred or disposed of without an effective registration statement for such securities under the Securities Act of 1933 or an opinion of counsel to the Company that registration is not required under such Act."

         (i) Unless and until outstanding certificates representing shares of Target Common Stock prior to the Effective Time shall be surrendered as provided in Section 2.3(f) hereof, dividends and other distributions, if any (including, without limitation, any shares issuable in connection with stock split-ups or other recapitalizations), payable as of any date subsequent to the Effective Time to the holders of record of shares of Purchaser Common Stock shall not be paid to the holders of such certificates, but in the case of each such certificate which shall be so surrendered: (i) there shall be paid, upon such surrender, to the record holder of the certificate for shares of Purchaser Common Stock issued in exchange therefor, the full amount, without any interest thereon, of the dividends and any other distributions (including, without limitation, any shares issued in connection with stock split-ups or other recapitalizations) referred to above which theretofore became payable with respect to the number of shares of Purchaser Common Stock represented by such certificate; and (ii) there shall be paid to such record holder, on the payment date therefor, the amount of any such dividend or other distribution with respect to such number of shares, if the record date for the determination of the stockholders entitled to such dividend or other distribution shall be prior to the surrender of such certificate but the payment date of such dividend shall be subsequent to such surrender.

         (j) Promptly after the Effective Time, Purchaser's transfer agent shall mail to each holder of certificates that immediately prior to the Effective Time represented Target Common Stock a form of letter of transmittal and instructions for use in surrendering such certificates and receiving the Purchaser Common Stock in exchange therefor.

         (k) No holder of the Target Common Stock shall have any of the rights of a stockholder of Purchaser with respect to the Purchaser Common Stock to be issued in the Merger until the Effective Time.

2.4      Effect of Merger.
         ----------------

         (a) Except as herein otherwise specifically set forth, the identity, existence, purposes, powers, franchises, rights and immunities of Target shall continue unaffected and unimpaired by the Merger, and the corporate identity, existence, purposes, powers, franchises and immunities of Acquisition Sub shall be merged into Target, and Target, as the Surviving Corporation and a wholly-owned subsidiary of Purchaser, shall be fully vested therewith. The separate existence and corporate organization of Acquisition Sub (except insofar as they may be continued by statute) shall cease as of the Effective Time.

         (b)      At the Effective Time:

                  (i) All rights, privileges, goodwill, franchises and property, real, personal and mixed, and all debts due on whatever account and all other things in action, belonging to Acquisition Sub shall be, and they hereby are, bargained, conveyed, granted, confirmed, transferred, assigned and set over to and vested in Target as the Surviving Corporation by operation of law and without further act or deed, and all property and rights, and all and every other interest of Acquisition Sub shall be the property, rights and interests of Target as the Surviving Corporation as they were of Acquisition Sub;

                  (ii) No action or proceeding, whether civil or criminal, pending at the Effective Time by or against either Acquisition Sub or Target, or any shareholder, officer or director thereof, shall abate or be discontinued by the Merger, but may be enforced, prosecuted, settled or compromised as if the Merger had not occurred, or the Surviving Corporation may be substituted in such action or proceeding in place of Acquisition Sub; and

                  (iii) All rights of employees and creditors and all Liens upon the property of Acquisition Sub shall be preserved unimpaired, limited to the property affected by such Liens at the Effective Time, and all the debts, liabilities and duties of Acquisition Sub shall attach to Target as the Surviving Corporation and shall be enforceable against the Surviving Corporation to the same extent as if all such debts, liabilities and duties had been incurred or contracted by it.

2.5 Further Assurances. Acquisition Sub agrees that, from time to time, after the Closing, as and when requested by the Surviving Corporation or by its successors and assigns, officers of the Surviving Corporation shall, in the name of Acquisition Sub, execute and deliver, or cause to be executed and delivered, at the sole expense of the Surviving Corporation, all deeds, assignments and other instruments and shall take or cause to be taken all such other and further actions as the Surviving Corporation may deem necessary or appropriate in order more fully to vest in and confirm to the Surviving Corporation title to and possession of all the property, rights, privileges, immunities, powers, purposes, franchises and all and every other interest of Acquisition Sub referred to in Section 2.4 hereof and otherwise to carry out the intent and purposes of this Agreement.

2.6 Directors of Surviving Corporation. The persons comprising the Board of Directors of the Surviving Corporation, who shall hold office from the Effective Time in accordance with its By-Laws until the next annual meeting of shareholders and until their respective successors shall have been elected and shall have qualified, shall be the directors of Target immediately prior to the Effective Time, subject to the terms hereof.

2.7 Officers of Surviving Corporation. The officers of the Surviving Corporation, who shall hold office from the Effective Time in accordance with its By-Laws until the next annual meeting of directors and until their respective successors shall have been elected or appointed and shall have qualified, shall be the officers of Target immediately prior to the Effective Time, subject to the terms hereof.

                                   ARTICLE III

                    REPRESENTATIONS AND WARRANTIES OF TARGET

         Target makes the following representations and warranties to Purchaser, each of which shall be deemed material, and Purchaser, in executing, delivering and consummating this Agreement, has relied upon the correctness and completeness, in all material respects, of each of such representations and warranties:

3.1 Valid Existence; Qualification. Target is a corporation duly organized, validly existing and. in good standing under the laws of the State of Delaware. Target has the power to carry on its business as now conducted and to own its assets. Target is qualified to do business as a foreign corporation in the State of Florida, and is not required to be so qualified in any other jurisdiction in order to own its assets or carry on its business as now conducted, and there has not been any claim by any other jurisdiction to the effect that Purchaser is required to qualify or otherwise be authorized to do business as a foreign corporation therein. The copies of Target's Certificate of Incorporation, as amended to date, certified by the Secretary of State of the State of Delaware, and By-Laws, as amended to date (certified by the Secretary of Target), which have been delivered to Purchaser, are true and complete copies of those documents as in effect on the date hereof.

3.2      Capitalization.
         --------------

         (a) (i) The authorized capital stock of Target consists of Twenty Million (20,000,000) shares of Common Stock, $.001 par value per share, of which Three Million Ninety-Five Thousand (3,095,000) shares are issued and outstanding, and Five Hundred Thousand (500,000) shares of Preferred Stock, $.001 par value per share, none of which are issued and outstanding, subject to adjustment as set forth in Schedule 3.2(a). The number of shares of Target Common Stock outstanding may change prior to Closing as set forth on Schedule 3.2(a) attached hereto. All of such issued and outstanding shares of Target Common Stock, as of the date hereof are, and as of the Closing Date shall be, duly authorized, validly issued, fully paid and nonassessable. Except as set forth on Schedule 3.2(a), there are no outstanding Derivative Securities of Target that are convertible into or exchangeable for any securities of Target and there are no outstanding subscriptions, options, warrants, rights, calls or other commitments or agreements to which Target is a party or by which it is bound calling for the issuance, transfer, sale or disposition of any securities of Target or Derivative Securities.

                  (ii) The number of shares of Target Common Stock may, prior to the Effective Time, be increased by up to One Million Three Hundred Fifty Thousand (1,350,000) shares which may be issued by Target in a private placement pursuant to an Offering Memorandum dated October 22, 2001, and decreased by up to One Million Eight Hundred Sixty Thousand (1,860,000) shares of Restricted Target Common Stock which are subject to forfeiture.

         (b) Target has not made any investments in, and does not own, any of the capital stock of, or any other equity interest in, any other Person.

3.3 Consents. Except as set forth on Schedule 3.3 attached hereto, no consent of any Body or other Person is required to be received by or on the part of Target to enable Target to enter into and carry out this Agreement and the Transaction.

3.4      Authority; Binding Nature of Agreement.
         --------------------------------------

          (a) Target has the corporate power and authority to enter into this Agreement and carry out its obligations hereunder. The execution and delivery of this Agreement and the consummation of the Transaction have been duly authorized by the directors of Target and no other corporate proceedings on the part of Target are necessary to authorize the execution and delivery of this Agreement and the consummation of the Transaction except for the approval of Target's shareholders.

         (b) This Agreement constitutes the valid and binding obligation of Target and is enforceable against it in accordance with its terms.

3.5 Financial Statements. The Target Financial Statements, a copy of which is set forth in Schedule 3.5, (i) are true and complete, (ii) are in accordance with the Books and Records of Target, (iii) fairly present the financial position of Target as of the Target Balance Sheet Date and the results of their operations for the year ended December 31, 2001, and (iv) were prepared in conformity with generally accepted accounting principles consistently applied throughout the periods covered thereby.

3.6 Liabilities. As at the Target Balance Sheet Date, Target had no Liabilities, other than those Liabilities reflected or reserved against in the Target Balance Sheet, and there was no basis for the assertion against Target of any Liability not so reflected or reserved against therein.

3.7 Actions Since the Target Balance Sheet Date. Except as otherwise expressly provided or set forth in, or required by, this Agreement, or as set forth in
Schedule 3.7 attached hereto, since the Target Balance Sheet Date, Target has not (i) incurred any material Liability or other Liability not in the ordinary and usual course of business and consistent with past practice, (ii) made any wage or salary increases or granted any bonuses; (iii) mortgaged, pledged or subjected to any Lien any of its assets, or permitted any of its assets to be subjected to any Lien; (iv) sold, assigned or transferred any of its assets, except in the ordinary and usual course of business consistent with past practice; (v) changed its accounting methods, principles or practices; (vi) revalued any of its assets, including, without limitation, writing down the value of inventory or writing off notes or accounts receivable; (vii) incurred any damage, destruction or loss (whether or not covered by insurance) adversely affecting its assets or business which has had or could be reasonably expected to have a Material Adverse Effect; (viii) canceled any indebtedness or waived or released any right or claim; (ix) incurred any Material Adverse Change in employee relations; (x) amended, canceled or terminated any Contract or Permit or entered into any Contract or Permit which was not in the ordinary and usual course of business consistent with past practice; (xi) increased or changed its assumptions underlying, or methods of calculating, any doubtful account contingency or other reserves; (xii) paid, discharged or satisfied any Liabilities other than the payment, discharge or satisfaction in the ordinary and usual course of business of Liabilities set forth or reserved for on the Target Balance Sheet, as the case may be, or thereafter incurred in the ordinary and usual course of business consistent with past practice; (xiii) made any capital expenditure, entered into any lease or incurred any obligation to make any capital expenditure; (xiv) failed to pay or satisfy when due any Liability;
(xv) failed to carry on its business in the ordinary and usual course, consistent with the past practice, so as to reasonably keep available the services of its employees, and to preserve its assets and business and the goodwill of its suppliers, customers, distributors and others having business relations with it; (xvi) disposed of or allowed the lapse of any Proprietary Rights or disclosed to any Person any Proprietary Rights not theretofore a matter of public knowledge; (xvii) issued or sold, or agreed to issue or sell, any of its capital stock or shares of capital, as the case may be, options, warrants, rights or calls to purchase such stock or shares, any securities convertible into or exchangeable for such capital stock, shares of capital or other corporate securities, or effected any subdivision or other recapitalization affecting its capital stock or shares of capital, as the case may be; (xviii) declared, paid or set aside any dividends or other distributions or payments on its capital stock or shares of capital, as the case may be, or redeemed or repurchased, or agreed to redeem or repurchase, any of its shares of its capital stock or shares of capital, as the case may be; (xix) made any loans or advances to any Person, or assumed, guaranteed, endorsed or otherwise became responsible for the obligations of any Person; (xx) incurred any indebtedness for borrowed money (except as a result of its endorsement, for collection or deposit, of negotiable instruments received in the ordinary and usual course of business); or (xxi) other than this Agreement or the Transaction contemplated hereby, entered into any transaction or course of conduct not in the ordinary and usual course of business and consistent with past practice.

3.8 Adverse Developments. Since the Target Balance Sheet Date there has been no Material Adverse Change in the assets, business, operations (financial or otherwise), or prospects of Target, there has been no act or omission on the part of Target or others which would form the basis for the assertion against Target of any material Liability, no other event has occurred which could be reasonably expected to have a Material Adverse Effect and Target does not know of any development or threatened development of a nature which could be reasonably expected to have a Material Adverse Effect.

3.9 Taxes. All taxes, including, without limitation, income, property, sales, use, utility, franchise, capital stock, excise, value added, employees' withholding, social security and unemployment taxes imposed by the United States, any state, locality or any foreign country and any and all political subdivisions thereof and localities therein, or by any other taxing authority, which have or may become due or payable by Target and all interest and penalties thereon, whether disputed or not, have been paid in full or adequately provided for by reserves shown in the Books and Records; all deposits required by law to be made by Target with respect to estimated income, franchise and employees' withholding taxes have been duly made; and all tax returns, including estimated tax returns, required to be filed have been duly and timely filed. No extension of time for the assessment of deficiencies for any year is in effect. No deficiency notice is proposed, or, to the knowledge of Target, threatened against Target. The tax returns of Target have never been audited.

3.10 Ownership of Assets; Assets Generally. Target owns no assets. No Contracts are required by Target to organize, implement, and operate the Business except as set forth on Schedule 3.10 attached hereto.

3.11 Insurance. Target holds no insurance.

3.12 Litigation; Compliance with Law. There are no Actions relating to Target or any of its assets or the Business pending or, to the knowledge of Target, threatened, or any order, injunction, award or decree outstanding, against Target or against or relating to any of its assets or the Business; and there exists no basis for any such Action. Target is not in violation of any law, regulation, ordinance, order, injunction, decree, award, or other requirement of any governmental or other regulatory Body, court or arbitrator relating to their respective assets or the Business.

3.13 Real Property. Except as set forth on Schedule 3.13 attached hereto, Target does not own or lease, or use under license or the like, any real property.

3.14 Agreements and Obligations; Performance. Except for the Contracts listed and briefly described in Schedule 3.14 attached hereto (the "Target Listed Agreements"), Target is not a party to, or bound by, any: (i) Contract which involves aggregate payments or receipts in excess of $5,000 that cannot be terminated at will without penalty or premium or any continuing Liability; (ii) Contract of any kind with any officer, director, employee or shareholder of Target; (iii) Contract which is in violation of applicable law; (iv) Contract for the purchase, sale or lease of any materials, products, supplies or services which contains, or which commits or will commit it for, a fixed term; (v) Contract of employment not terminable at will without penalty or premium or any continuing Liability; (vi) deferred compensation, bonus or incentive plan or Contract not cancelable at will without penalty or premium or any continuing obligation or Liability; (vii) management or consulting Contract not terminable at will without penalty or premium or any continuing obligation or Liability;
(viii) license or royalty Contract; (ix) Contract relating to indebtedness for borrowed money; (x) union or other collective bargaining Contract; (xi) Contract which, by its terms, requires the consent of any party thereto to the consummation of the Transaction; (xii) Contract containing covenants limiting the freedom of Target, or any shareholder, director, officer or employee thereof, to engage or compete in any line of business, or with any Person, in any geographical area; (xiii) Contract or option relating to the acquisition or sale of any business; (xiv) voting agreement or similar Contract; (xv) option for the purchase of any asset, tangible or intangible; (xvi) franchise, license or advertising Contract; (xvii) Contract with the United States government, any state, local or foreign government, or any political subdivision, agency or department thereof; or (xviii) other Contract which materially affects any of their assets or the Business whether directly or indirectly, or which was entered into other than in the ordinary and usual course of business consistent with past practice. A true and correct copy of each of the written Target Listed Agreements has been delivered, or made available, to Purchaser. The Target Listed Agreements are valid, in full force and effect and are enforceable by Target, as the case may be, in accordance with the terms thereof. Target has in all material respects performed all obligations required to be performed by it to date under all of the Target Listed Agreements, is not in Default under any of the Target Listed Agreements and has received no notice of any dispute, Default or alleged Default thereunder which has not heretofore been cured or which notice has not heretofore been withdrawn. Target does not know of any Default under any of the Target Listed Agreements by any other party thereto or by any other Person bound thereunder.

3.15 Condition of Assets.  Target has no tangible  assets except as set forth in
Schedule 3.15 attached hereto.

3.16 Permits and Licenses. Target holds no Permits from any Bodies. Except as set forth on Schedule 3.16 attached hereto, Target does not require any Permits to carry on the Business. No notice to, declaration, filing or registration with, or Permit from, any Body or any other Person is required to be made or obtained by Target in connection with the execution, delivery or performance of this Agreement and the consummation of the Transaction.

3.17 Occupational Heath and Safety and Environmental Matters. The operations of the Business do not, and will not, require, and Target does not have any, Permits from any Bodies relating to occupational health and safety or environmental matters to lawfully conduct the Business. There is no litigation, investigation or other proceeding pending or, to the knowledge of Target, threatened or known to be contemplated by any Body in respect of or relating to the Business of Target with respect to occupational health and safety or environmental matters. All operations of the Business have been conducted in compliance with all, and Target is not liable in any respect for any violation of any, applicable United States federal, state, local or foreign laws or regulations, pertaining to occupational health and safety and environmental matters, including, without limitation, those relating to the emission, discharge, storage, release or disposal of Materials of Environmental Concern into ambient air, surface water, ground water or land surface or sub-surface strata or otherwise relating to the manufacture, processing, distribution, use, handling, disposal or transport of Materials of Environmental Concern. Target has not received any notice of a possible claim or citation against or in respect of any real property leased by Target, or with regard to their respective assets or the Business, relating to occupational health and safety or environmental matters and Target is not aware of any basis for any such Action.

3.18 Intellectual Property. Target owns no Proprietary Rights. Target is not a party to, or bound by, any contract requiring the payment to any Person of any royalty. Target is not infringing upon any Proprietary Rights or is otherwise violating the rights of any third party with respect thereto, and no proceedings have been instituted, and no claim has been received by Target, and Target is not aware of any claim alleging any such violation. There are no pending applications with regard to any Proprietary Right.

3.19 Compensation Information. Schedule 3.19 attached hereto contains a true and complete list of the names and current salary rates of, bonus commitments to, and other compensatory arrangements with, all officers, directors and other persons employed and/or retained by Target.

3.20 Employee Benefit Plans. Target does not maintain and has never maintained, nor does Target make or has ever made employer contributions with respect to its employees to, any "pension" or "welfare" benefit plans (within the respective meanings of sections 3(2) and 3(1) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and Target has no Liability in connection therewith or with regard thereto.

3.21 No Breach. Neither the execution and delivery of this Agreement nor compliance by Target with any of the provisions hereof nor the consummation of the Transaction will:

         (a) violate or conflict with any provision of the Certificate of Incorporation, By-Laws or other organizational document of Target;

         (b) violate or conflict with or, alone or with notice or the passage of time, or both, result in the breach or termination of, or otherwise give any party the right to terminate, or declare a Default under, the terms of any Contract to which Target is a party or by which any of them may be bound, or otherwise violate or conflict with any Permit of any Body;

         (c) result in the creation of any Lien upon any of the assets of Target;

         (d) violate any judgment, order, injunction, decree or award against, or binding upon Target or upon any of the assets of Target; or

         (e) violate any law or regulation of any jurisdiction relating to Target or the Business.

3.22 Brokers. Target has not engaged, consented to, or authorized any broker, finder, investment banker or other third party to act on its or his behalf, directly or indirectly, as a broker or finder in connection with the Transaction.

3.23 Employment Relations. Target has never had any employees other than those set forth on Schedule 3.23 attached hereto. In the past, to the knowledge of Target, Target has complied with all United States federal, state, local, foreign, and other applicable laws, rules and regulations respecting employment and employment practices, terms and conditions of employment and wages and hours, and has not engaged in any unfair labor practice which, in any of the foregoing cases, could have a Material Adverse Effect. There is not pending, or, to the knowledge of Target threatened, any unfair labor practice charge or complaint against Target by or before the United States Federal National Labor Relations Board or any comparable state, local or foreign agency or authority. No litigation, arbitration, administrative proceeding or governmental investigation is now pending, and, to the knowledge of Target no Person has made any claim or has threatened litigation, arbitration, administrative proceeding or governmental investigation, against Target arising out of any law relating to discrimination against employees or employment practices.

3.24 Prior Names and Addresses. Since inception, Target has not used any business name or had any business address other than its current name and business address.

3.25 Books and Records. Target has made and kept (and given Purchaser access to) its Books and Records and accounts, which, in reasonable detail, accurately and fairly reflect the activities of Target and the Business. Target has not engaged in any material transaction, maintained any bank account or used any corporate or company funds except for transactions, bank accounts and funds which have been and are reflected in the normally maintained Books and Records of Target.

3.26 Payments. Target has not, directly or indirectly paid or delivered any fee, commission or other sum of money or item or property, however characterized, to any finder, agent, client, customer, supplier, government official or other Person, in the United States or any other country, which is illegal under any federal, state or local laws of the United States (including, without limitation, the U.S. Foreign Corrupt Practices Act) or such other country.

3.27 Sales of Securities. No communication made by Target in connection with the sale of its securities to investors (including, without limitation, any statement made in the Private Offering Memorandum dated October 22, 2001, as amended) contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements made not misleading.

3.28 Untrue or Omitted Facts. No representation, warranty or statement by Target in this Agreement contains any untrue statement of a material fact, or omits to state a material fact necessary in order to make such representations, warranties or statements not misleading. Without limiting the generality of the foregoing, there is no fact known to Target that has had, or which may be reasonably expected to have, a Material Adverse Effect that has not been disclosed in this Agreement.

                                   ARTICLE IV

                   REPRESENTATIONS AND WARRANTIES OF PURCHASER

         Purchaser makes the following representations and warranties to Target each of which shall be deemed material, and Target in executing, delivering and consummating this Agreement, has relied upon the correctness and completeness, in all material respects, of each of such representations and warranties:

4.1 Valid Existence; Qualification. Each of Purchaser and Acquisition Sub is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. Each of Purchaser and Acquisition Sub has the power to carry on its business as now conducted and to own its assets. Purchaser is qualified to do business as a foreign corporation in the State of Tennessee and is not required to be so qualified in any other jurisdiction in order to own its assets or carry on its business as now conducted, and there has not been any claim by any other jurisdiction to the effect that Purchaser is required to qualify or otherwise be authorized to do business as a foreign corporation therein. The copies of Purchaser's and Acquisition Sub's respective Certificates of Incorporation, as amended to date, certified by the Secretary of State of the State of Delaware, and their respective By-Laws, as amended to date (certified by the Secretary of Purchaser and Acquisition Sub, respectively), which have been delivered to Target, are true and complete copies of those documents as in effect on the date hereof.

4.2 Capitalization.

         (a) The authorized capital stock of Purchaser consists of Two Hundred Million (200,000,000) shares of Common Stock, $.0001 par value per share, of which Six Million One Hundred Seventy-Three Thousand Four Hundred Two (6,173,402) shares are issued and outstanding, and Five Million (5,000,000) shares of Preferred Stock, $.0001 par value per share, none of which are issued and outstanding. All of such issued and outstanding shares of Purchaser Common Stock are duly authorized, validly issued, fully paid and nonassessable. Except as set forth on Schedule 4.2(a), there are no outstanding Derivative Securities of Purchaser that are convertible into or exchangeable for any securities of Purchaser and there are no outstanding subscriptions, options, warrants, rights, calls or other commitment or agreements to which Purchaser is a party or by which it is bound calling for the issuance, transfer, sale or disposition of any securities of Purchaser or Derivative Securities.

         (b) The authorized capital stock of Acquisition Sub consists of One Hundred (100) shares of Common Stock, $.0001 par value per share, of which Ten
(10) shares are issued, outstanding and owned by Purchaser. All such issued and outstanding shares of Common Stock of Acquisition Sub are duly authorized, validly issued, fully paid and nonassessable. There are no outstanding
Derivative Securities of Acquisition Sub that are convertible into or exchangeable for any securities of Acquisition Sub and there are no outstanding subscriptions, options, warrants, rights, calls or other commitment or agreements to which Acquisition Sub is a party or by which it is bound calling for the issuance, transfer, sale or disposition of any securities of Acquisition Sub or Derivative Securities.

         (c) Except as set forth in Schedule 4.2(c), neither Purchaser nor Acquisition Sub has made any investments in, and does not own, any of the capital stock of, or any other equity interest in, any other Person.

4.3 Consents. Except as set forth on Schedule 4.3 attached hereto, no consent of any Body or other Person is required to be received by or on the part of Purchaser or Acquisition Sub to enable Purchaser or Acquisition Sub to enter into and carry out this Agreement and the Transaction.

4.4 Authority; Binding Nature of Agreement.

         (a) Each of Purchaser and Acquisition Sub respectively has the corporate power and authority to enter into this Agreement and carry out its obligations hereunder. Except for the execution, delivery and performance by Purchaser of the Assignment and Agreement and the related Consent to Assignment referred to in Section 10.6 hereof, the execution and delivery of this Agreement and the consummation of the Transaction have been duly authorized by the boards of directors of Purchaser and Acquisition Sub, and Purchaser as the sole shareholder of Acquisition Sub, and no other corporate proceedings on the part of Purchaser or Acquisition Sub are necessary to authorize the execution and delivery of this Agreement and the consummation of the Transaction.

         (b) This Agreement constitutes the valid and binding obligation of each of Purchaser and Acquisition Sub and is enforceable against it in accordance with its terms.

4.5 Financial Statements. The Purchaser Financial Statements included in Purchaser's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (i) are true and complete, (ii) are in accordance with the Books and Records of Purchaser, (iii) fairly present the financial position of Purchaser as of the Purchaser Balance Sheet Date and the results of their operations for the year ended December 31, 2001, and (iv) are prepared in conformity with generally accepted accounting principles, consistently applied, and with Regulation S-X or Regulation S-B Item 310, as applicable, promulgated under the Securities Act, throughout the periods covered thereby.

4.6 Liabilities. Except as set forth in Schedule 4.6 attached hereto, as of the Purchaser Balance Sheet Date, Purchaser had no Liabilities, other than those Liabilities reflected or reserved against in the Purchaser Balance Sheet or Liabilities which do not or will not have a Material Adverse Effect on Purchaser, and there was no basis for the assertion against Purchaser of any Liability not so reflected or reserved against in the Purchaser Balance Sheet or which does not and will not have a Material Adverse Effect on Purchaser.

4.7  Actions  Since the  Purchaser  Balance  Sheet  Date.  Except  as  otherwise expressly provided or set forth in, or required by, this Agreement, or as set forth in Schedule 4.7 attached hereto, since the Purchaser Balance Sheet Date, Purchaser has not (i) incurred any material Liability except as generally consistent with the PLRX Plan; (ii) made any wage or salary increases or granted any bonuses except as generally consistent with the PLRX Plan; (iii) mortgaged, pledged or subjected to any Lien any of its assets, or permitted any of its assets to be subjected to any Lien except as generally consistent with the PLRX Plan; (iv) sold, assigned or transferred any of its assets except as generally consistent with the PLRX Plan; (v) changed its accounting methods, principles or practices; (vi) revalued any of its assets, including, without limitation, writing down the value of inventory or writing off notes or accounts receivable except as generally consistent with the PLRX Plan; (vii) canceled any indebtedness or waived or released any right or claim; (viii) incurred any Material Adverse Change in employee relations; (ix) amended, canceled or terminated any Contract or Permit or entered into any Contract or Permit except as generally consistent with the PLRX Plan; (x) increased or changed its assumptions underlying, or methods of calculating, any doubtful account contingency or other reserves except as generally consistent with the PLRX Plan;
(xi) paid, discharged or satisfied any Liabilities except as generally consistent with the PLRX Plan; (xii) made any capital expenditure, entered into any lease or incurred any obligation to make any capital expenditure except as generally consistent with the PLRX Plan; (xiii) failed to pay or satisfy when due any Liability, (A) unless such failure has not had and is reasonably expected not to have a Material Adverse Effect on Purchaser, and (B) except for such Liabilities that Purchaser does not believe in good faith are owed, do not exceed $50,000 in the aggregate, and were included as liabilities in the Purchaser Balance Sheet; (xiv) issued or sold, or agreed to issue or sell, any of its capital stock, options, warrants, rights or calls to purchase such stock, any securities convertible into or exchangeable for such capital stock or other corporate securities, or effected any subdivision or other recapitalization affecting its capital stock; (xv) declared, paid or set aside any dividends or other distributions or payments on its capital stock, or redeemed or repurchased, or agreed to redeem or repurchase, any shares of its capital stock;
(xvi) made any loans or advances to any Person, or assumed, guaranteed, endorsed or otherwise became responsible for the obligations of any Person; (xvii) incurred any indebtedness for borrowed money (except as a result of its endorsement, for collection or deposit, of negotiable instruments received in the ordinary and usual course of business); or (xviii) other than this Agreement or the Transaction entered into any transaction or course of conduct except as generally consistent with the PLRX Plan.

4.8 Adverse Developments. Except as set forth on Schedule 4.8, since the Purchaser Balance Sheet Date, there has been no Material Adverse Change in the assets, business, operations (financial or otherwise), or prospects of Purchaser, there has been no act or omission on the part of Purchaser or others which would form the basis for the assertion against Purchaser of any material Liability, no other event has occurred which could be reasonably expected to have a Material Adverse Effect, and Purchaser does not know of any development or threatened development of a nature which could be reasonably expected to have a Material Adverse Effect.

4.9 Taxes. All taxes, including, without limitation, income, property, sales, use, utility, franchise, capital stock, excise, value added, employees' withholding, social security and unemployment taxes imposed by the United States, any state, locality or any foreign country, or by any other taxing authority, which have or may become due or payable by Purchaser and all interest and penalties thereon, whether disputed or not, have been paid in full or if not paid, disclosed in the Books and Records; all deposits required by law to be made by Purchaser with respect to estimated income, franchise and employees' withholding taxes have been duly made; and all tax returns, including estimated tax returns, required to be filed have been duly and timely filed. Except as set forth on Schedule 4.9 attached hereto, no extension of time for the assessment of deficiencies for any year is in effect. No deficiency notice is proposed, or, to the knowledge of Purchaser, threatened against Purchaser. The tax returns of Purchaser have never been audited.

4.10 Ownership of Assets. Purchaser does not warrant that it owns any particular assets.

4.11 Insurance. Schedule 4.11 attached hereto sets forth a true and complete list and brief description of all policies of fire, liability, political and other forms of insurance held by Purchaser and the names and addresses of the insurers which are the issuers of such insurance policies. Except as set forth in Schedule 4.11, such policies are valid, outstanding and enforceable policies, as to which premiums have been paid currently. To the knowledge of Purchaser, there exists no state of facts, and no event has occurred, which might reasonably (i) form the basis for any claim against Purchaser not fully covered by insurance for liability on account of any express or implied warranty or tortious omission or commission, or (ii) result in any material increase in insurance premiums.

4.12 Litigation; Compliance with Law. Except as set forth on Schedule 4.12 attached hereto, there are no Actions relating to Purchaser or any of its assets or business, pending or, to the knowledge of Purchaser, threatened, or any order, injunction, award or decree outstanding against Purchaser or against or relating to any of its assets or business; and to the knowledge of Purchaser, there exists no basis for any such Action. Purchaser is not in violation of any law, regulation, ordinance, order, injunction, decree, award, or other requirement of any governmental or other regulatory Body, court or arbitrator relating to its assets.

4.13 Real Property. Except as set forth on Schedule 4.13 attached hereto, Purchaser does not own or lease, or use under license or the like, any real property.

4.14 Agreements and Obligations; Performance. Except for the Contracts listed and briefly described in Schedule 4.14 attached hereto (the "Purchaser Listed Agreements"), Purchaser is not a party to, or is not bound by, any: (i) Contract which involves aggregate payments or receipts in excess of $5,000 that cannot be terminated at will without penalty or premium or any continuing Liability; (ii) Contract of any kind with any officer, shareholder, director, or employee of the Purchaser; (iii) Contract which is in violation of applicable law; (iv) Contract for the purchase, sale or lease of any materials, products, supplies or services which contains, or which commits or will commit it for, a fixed term; (v) Contract of employment not terminable at will without penalty or premium or any continuing Liability; (vi) deferred compensation, bonus or incentive plan or Contract not cancelable at will without penalty or premium or any continuing obligation or Liability; (vii) management or consulting Contract not terminable at will without penalty or premium or any continuing Liability; (viii) license or royalty Contract; (ix) Contract relating to indebtedness for borrowed money;
(x) union or other collective bargaining Contract; (xi) Contract which, by its terms, requires the consent of any party thereto to the consummation of the Transaction contemplated hereby; (xii) Contract containing covenants limiting the freedom of Purchaser, or any officer or employee thereof, to engage or compete in any line of business, or with any Person, in any geographical area;
(xiii)  Contract or option  relating to the acquisition or sale of any business;
(xiv) voting agreement or similar Contract; (xv) option for the purchase of any asset, tangible or intangible; (xvi) franchise, license or advertising Contract;
(xvii) Contract with the United States government, any state, local or foreign government, or (xviii) other Contract which materially affects any of its assets, whether directly or indirectly, or which was entered into other than in the ordinary and usual course of business consistent with the PLRX Plan. A true and correct copy of each of the written Purchaser Listed Agreements has been delivered, or made available, to Target. Except as is described in Schedule 4.14 attached hereto, the Purchaser Listed Agreements are valid, in full force and effect and are enforceable by Purchaser in accordance with the terms thereof. Purchaser has in all material respects performed all obligations required to be performed by it to date under all of the Purchaser Listed Agreements, is not in Default under any of the Purchaser Listed Agreements and has received no notice of any dispute, Default or alleged Default thereunder which has not heretofore been cured or which notice has not heretofore been withdrawn. Except as is described in Schedule 4.14, Purchaser knows of no Default under any of the Purchaser Listed Agreements by any other party thereto or by any other Person bound thereunder.

4.15 Occupational Heath and Safety and Environmental Matters. Purchaser has no operations as of the date hereof except as contemplated in the PLRX Plan. There is no litigation, investigation or other proceeding pending or, to the knowledge of Purchaser, threatened or known to be contemplated by any Body in respect of or relating to the most recent operations of Purchaser (the "Purchaser Business") with respect to occupational health and safety or environmental matters. To Purchaser's knowledge, all previous operations of the Purchaser were conducted in compliance with all, and Purchaser is not liable in any respect for any violation of any, applicable United States federal, state, local or foreign laws or regulations, pertaining to occupational health and safety and environmental matters, including, without limitation, those relating to the emission, discharge, storage, release or disposal of Materials of Environmental Concern into ambient air, surface water, ground water or land surface or sub-surface strata or otherwise relating to the manufacture, processing, distribution, use, handling, disposal or transport of Materials of Environmental Concern. Purchaser has not received any notice of a possible claim or citation against or in respect of any real property leased by Purchaser, or with regard to assets or the Purchaser Business, relating to occupational health and safety or environmental matters and Purchaser is not aware of any basis for any such Action.

4.16 Intellectual Property. Except as set forth on Schedule 4.16 attached hereto, Purchaser is not a party to or bound by any contract requiring the payment to any person, firm or corporation of any royalty with respect to Proprietary Rights. Purchaser is not infringing upon any Proprietary Rights or is otherwise violating the rights of any third party with respect thereto, and no proceedings have been instituted, and no claim has been received by Purchaser, and Purchaser is not aware of any claim alleging any such violation. Purchaser has no pending applications with regard to any Proprietary Right.

4.17 Employee Benefit Plans. Except as set forth in Schedule 4.17 attached hereto, Purchaser does not maintain and has never maintained, nor does Purchaser make or has ever made employer contributions with respect to its employees to, any "pension" or "welfare" benefit plans (within the respective meanings of sections 3(2) and 3(1) of ERISA, and Purchaser has no Liability in connection therewith or with regard thereto.

4.18 No Breach. Neither the execution and delivery of this Agreement nor compliance by Purchaser or Acquisition Sub respectively with any of the provisions hereof nor the consummation of the Transaction will:

         (a) violate or conflict with any provision of the Certificate of Incorporation or By-Laws of Purchaser or Acquisition Sub;

         (b) violate or conflict with, or alone or with notice or the passage of time, or both, result in the breach or termination of, or otherwise give any party the right to terminate, or declare a Default under, the terms of any Contract to which Purchaser is a party or by which it may be bound;

         (c) result in the creation of any Lien upon any of the assets of Purchaser;

         (d) violate any judgment, order, injunction, decree or award against, or binding upon, Purchaser or upon any of its assets; or

         (e) violate any law or regulation of any jurisdiction relating to Purchaser or Acquisition Sub.

4.19 Brokers. Purchaser has not engaged, consented to, or authorized any broker, finder, investment banker or other third party to act on its behalf, directly or indirectly, as a broker or finder in connection with the Transaction.

4.20 Employment Relations. Purchaser has no employees other than those set forth on Schedule 4.20 attached hereto. In the past, to the knowledge of Purchaser, Purchaser has complied with all United States federal, state, local, foreign, and other applicable laws, rules and regulations respecting employment and employment practices, terms and conditions of employment and wages and hours, and has not engaged in any unfair labor practice which, in any of the foregoing cases, could have a Material Adverse Effect. There is not pending, or, to the knowledge of Purchaser threatened, any unfair labor practice charge or complaint against Purchaser by or before the United States Federal National Labor Relations Board or any comparable state, local or foreign agency or authority. No litigation, arbitration, administrative proceeding or governmental investigation is now pending, and, to the knowledge of Purchaser no Person has made any claim or has threatened litigation, arbitration, administrative proceeding or governmental investigation against, arising out of any law relating to discrimination against employees or employment practices.

4.21 Prior Names and Addresses. Since inception, Purchaser has not used any business name or had any business address other than its current name and business address except as set forth on Schedule 4.21 attached hereto.

4.22 Payments. Purchaser has not directly or indirectly paid or delivered any fee, commission or other sum of money or item or property, however characterized, to any finder, agent, client, customer, supplier, government official or other Person, in the United States or any other country, which is illegal under any federal, state or local laws of the United States (including, without limitation, the U.S. Foreign Corrupt Practices Act) or such other country.

4.23 Books and Records. Purchaser has made and kept (and given Target access to) its Books and Records and accounts, which, in reasonable detail, accurately and fairly reflect the activities of Purchaser. Purchaser has not engaged in any material transaction, maintained any bank account or used any corporate or company funds in connection with its business except for transactions, bank accounts and funds which have been and are reflected in the normally maintained Books and Records of Purchaser.

4.24 SEC Reports. Purchaser has filed with the SEC via the EDGAR System all reports since January 1, 2001, and all schedules and exhibits thereto (the "SEC Reports"), required to be filed by it pursuant to the Exchange Act, except as set forth on Schedule 4.24 attached hereto. Each of the SEC Reports, as of its respective date, did not contain any untrue statement of material fact or fail to state any material fact required to be stated therein or necessary to make the statements therein not misleading.

4.25 Untrue or Omitted Facts. No representation, warranty or statement by Purchaser in this Agreement contains any untrue statement of a material fact, or omits to state a material fact necessary in order to make such representations, warranties or statements not misleading. Without limiting the generality of the foregoing, there is no fact known to Purchaser that has had, or which may be reasonably expected to have, a Material Adverse Effect that has not been disclosed in this Agreement.

                                    ARTICLE V

                              PRE-CLOSING COVENANTS

5.1 Target Covenants. Target hereby covenants that, from and after the date hereof and until the Closing or earlier termination of this Agreement:

         (a) Access. Target shall afford to the officers, attorneys, accountants and other authorized representatives of Purchaser free and full access, during regular business hours and upon reasonable notice, to all of their Books and Records, personnel and properties so that Purchaser, at its own expense, except for the Purchaser Expenses as set forth in Section 13.1 hereof which shall be borne by Target, may have full opportunity to make such review, examination and investigation as Purchaser may desire of Target. Target shall cause the employees, accountants, attorneys and other agents and representatives of Target to cooperate fully with said review, examination and investigation and to make full disclosure to Purchaser and its representatives of all material facts affecting Target. Target acknowledges and agrees that no review, examination or investigation heretofore or hereafter undertaken by Purchaser or its representatives shall limit or affect any representation or warranty made by Target or otherwise relieve Target from any liability under this Agreement, or the obligation to consummate the Transaction.

         (b) Continuation of Target's Business Development. Target shall develop its business, and shall continue its business development, as stated in the Recitals hereof and as described in Schedule 10.3.

         (c) No Breach.

                  (i) Target will (A) use its best efforts to assure that all of its representations and warranties contained herein are true and correct as of the Closing as if repeated at and as of such time, that no Default shall occur with respect to any of its covenants, representations or warranties contained herein that has not been cured by the Closing and that all conditions to the obligation of Purchaser to consummate the Transaction are satisfied in a timely manner; (B) not voluntarily take any action or do anything which will cause a Default respecting such covenants, representations or warranties or would impede the satisfaction of such conditions; and (C) promptly notify Purchaser of any event or fact which represents or is likely to cause such a Default or result in such an impediment.

                  (ii) Without limiting the generality of the foregoing, Target agrees to use its best efforts to take, or cause to be taken, all actions, and to do, or cause to be done, all things reasonably necessary, proper or advisable under applicable laws and regulations to consummate and effectuate the Transaction.

         (d) Consents. Promptly following the execution of this Agreement, Target will use its best efforts to obtain consents of all Bodies and other Persons necessary for the consummation of the transactions contemplated by this Agreement, including without limitation, approval by Target's shareholders of this Agreement and the Transaction.

         (e) Unaudited Financial Statements. Target will provide Purchaser with such unaudited financial statements of, and other financial information with respect to, Target, up to and including the Closing Date, as Purchaser may reasonably request.

         (f) No Negotiations. For so long as this Agreement shall remain in effect, Target will not directly or indirectly, (a) solicit or initiate discussions or engage in negotiations with any Person (a "Potential Offeror") (whether such negotiations are initiated by them or otherwise), other than Purchaser, with respect to the possible acquisition, merger, or change of control of Target, whether by way of merger, acquisition of stock, acquisition of assets, or otherwise (a "Potential Target Transaction"); (b) participate in negotiations with, or provide information concerning Target to any Person, other than the Purchaser, in connection with a Potential Target Transaction; (c) enter into any Contract with any Person, other than Purchaser, concerning or relating to a Potential Target Transaction; or (d) act in any way in response to a Potential Target Transaction. If Target receives any unsolicited offer or proposal, or attempt to offer or propose, to enter into negotiations relating to a Potential Target Transaction, whether oral or written, it shall immediately notify Purchaser of such fact and shall return, or cause to be returned, any such written offer to such Potential Offeror.

         (g) Approval of Counsel. All actions, proceedings, instruments and documents required to carry out this Agreement, or incidental thereto, and all other related legal matters, shall be approved as to form and substance by counsel to Target, which approval shall not be unreasonably withheld or delayed.

         (h) Target Shareholder Approval. Target shall secure an agreement from its shareholders owning in the aggregate at least 51% of its voting stock (which percentage is sufficient under the Delaware Statute, Target's Certificate of Incorporation and By-Laws, and contractually and otherwise, to approve this Agreement and the Transaction) to vote their respective shares of Target Common Stock to approve this Agreement and the Transaction.

5.2 Purchaser Covenants. Purchaser hereby covenants that, from and after the date hereof and until the Closing or earlier termination of this Agreement:

         (a) Access. Purchaser shall afford to the managers, officers, attorneys, accountants and other authorized representatives of Target free and full access, during regular business hours and upon reasonable notice, to all of its Books and Records, personnel and properties so that Target, at Target's expense, may have full opportunity to make such review, examination and investigation as it may desire of Purchaser and its business. Purchaser will cause its employees, accountants, attorneys and other agents and representatives to cooperate fully with said review, examination and investigation and to make full disclosure to Target and its representatives of all material facts affecting its business. Purchaser acknowledges and agrees that no review, examination or investigation heretofore or hereafter undertaken by Target or its representatives shall limit or affect any representation or warranty made by Purchaser in, or otherwise relieve Purchaser from any Liability under this Agreement, or the obligation to consummate the Transaction.

         (b) Conduct of Business. Purchaser currently has no operations, and will not conduct any operations, other than as contemplated in the PLRX Plan and except for necessary regulatory compliance activities without the prior written consent of Target, and as otherwise provided in this Agreement. Without limiting the generality of the foregoing, and except as otherwise expressly provided in this Agreement or in Schedule 5.2(b) attached hereto, prior to the Closing, Purchaser will not, without the prior written consent of Target:

                  (i) amend its Certificate of Incorporation and/or By-Laws;

                  (ii) enter into, adopt or amend any bonus, profit sharing, compensation, severance, termination, stock option, stock appreciation right, restricted stock, performance unit, stock equivalent, stock purchase, pension, retirement, deferred compensation, employment, severance or other employee benefit Contract, trust, plan, fund or other arrangement for the benefit or welfare of any director, officer or employee, increase in any manner the compensation or fringe benefits of any director, officer or employee or pay any benefit not required by any plan, contract or and arrangement as in effect as of the date hereof;

                  (iii) acquire, sell, lease or dispose of any assets, except as may be contemplated in the PLRX Plan;

                  (iv) acquire (by merger, consolidation, or acquisition of stock or assets) any corporation, partnership or other business organization or division thereof; or

                  (v) adopt any resolution, or enter into or amend any Contract, with respect to any of the foregoing, except as may be consistent with the PLRX Plan.

         (c) Preservation of Business. Except as contemplated by this Agreement and the PLRX Plan, Purchaser will use its best efforts to preserve intact its business organization and preserve its goodwill.

         (d)      No Breach.
                  ---------

                  (i) Purchaser will (A) use its best efforts to assure that all of its representations and warranties contained herein are true and correct as of the Closing as if repeated at and as of such time, that no Default shall occur with respect to any of its covenants, representations or warranties contained herein that has not been cured by the Closing and that all conditions to the obligation of Target to consummate the Transaction are satisfied in a timely manner; (B) not voluntarily take any action or do anything which will cause a Default respecting such covenants, representations or warranties or would impede the satisfaction of such conditions; and (C) promptly notify Target of any event or fact which represents or is likely to cause such a Default or result in such an impediment.

                  (ii) Without limiting the generality of the foregoing, Purchaser agrees to use its best efforts to take, or cause to be taken, all actions, and to do, or cause to be done, all things reasonably necessary, proper or advisable under applicable laws and regulations to consummate and effectuate the Transaction.

         (e) Consents. Promptly following the execution of this Agreement, Purchaser will use its best efforts to obtain consents of all Bodies and other Persons necessary for the consummation by Purchaser and Acquisition Sub of the Transaction. Such consents are listed on Schedule 4.3.

         (f) No Negotiations. For so long as this Agreement shall remain in effect, Purchaser will not directly or indirectly, (a) solicit or initiate discussions or engage in negotiations with any Potential Offeror (whether such negotiations are initiated by them or otherwise), other than Target, with respect to the possible acquisition by, or merger of Purchaser or a subsidiary of Purchaser, whether by way of merger, acquisition of stock, acquisition of assets, or otherwise of a company which is in the same Business as Target (a "Potential Purchaser Transaction"); (b) participate in negotiations with, or provide information concerning Purchaser to any Person, other than Target, in connection with a Potential Purchaser Transaction; (c) enter into any Contract with any Person, other than Target, concerning or relating to a Potential Purchaser Transaction; or (d) act in any way in response to a Potential Purchaser Transaction. If Purchaser receives any unsolicited offer or proposal, or attempt to offer or propose, to enter into negotiations relating to a Potential Purchaser Transaction, whether oral or written, it shall immediately notify Target of such fact and shall return, or cause to be returned, any such written offer to such Potential Offeror.

         (g) Purchaser Board of Directors. At or prior to the Closing, effective as of the Effective Time, Purchaser shall cause (i) all of Purchaser's directors other than Michael Biendorff to resign (the "Resigned Purchaser Directors") and
(ii) Purchaser's board of directors to be expanded to five (5) directors.

         (h) Termination of Contracts. Purchaser shall have effectuated the Contract Terminations effective prior to, or as of, the Effective Time.

         (i) Amendment to Annual Report on Form 10-K. Purchaser shall accurately prepare in compliance with the Exchange Act and the rules and regulations promulgated thereunder, and file with the SEC, on or before April 30, 2002, an amendment to its Annual Report on Form 10-K for the year ended December 31, 2001, containing the information required to be set forth in Part III thereof.

         (j) Cancellation of Stock Options. Purchaser shall cause Michael Beindorff and W. Todd Steele to agree to the cancellation of their respective unexercised stock options listed on Schedule 4.2(a) attached hereto, and Purchaser shall cancel such unexercised stock options effective as of the Effective Time.

         (k) Approval of Counsel. All actions, proceedings, instruments and documents required to carry out this Agreement, or incidental thereto, and all other related legal matters, shall have been approved as to form and substance by counsel to Target, which approval shall not be unreasonably withheld or delayed.

                                   ARTICLE VI

                           CONDITIONS PRECEDENT TO THE
                        OBLIGATION OF PURCHASER TO CLOSE

         The obligation of Purchaser to consummate the Transaction is subject to the fulfillment, prior to or at the Closing, of each of the following conditions, any one or more of which may be waived by Purchaser (except when the fulfillment of such condition is a requirement of law):

6.1 Representations and Warranties. All representations and warranties of Target contained in this Agreement and in any written statement (including financial statements), exhibit, certificate, schedule or other document delivered pursuant hereto shall be true and correct in all material respects (except to the extent that any such representation and warranty is already qualified as to materiality, in which case such representation and warranty shall be true and correct without further qualification) as at the Closing Date, as if made at the Closing and as of the Closing Date.

6.2 Covenants. Target shall have performed and complied in all material respects with all covenants and agreements required by this Agreement to be performed or complied with by it prior to or at the Closing.

6.3 Certificate. Purchaser shall have received a certificate, dated the Closing Date, signed by the Secretary of Target, as to the satisfaction of the conditions contained in Sections 6.1 and 6.2 hereof.

6.4 Opinion. Purchaser shall have received an opinion from counsel satisfactory to it, dated the Closing Date, to the effect set forth in Exhibit 6.4 attached hereto.

6.5 No Actions. No Action shall have been instituted by a Person other than a Party, directly or indirectly, and be continuing before a court or before or by any Body, or shall have been threatened and be unresolved, to restrain or prevent, or obtain any material amount of damages in respect of, the carrying out of the Transaction, or which might have a Material Adverse Effect thereon.

6.6 Consents; Permits. Target and Purchaser shall have obtained all consents, approvals, licenses and other Permits of Bodies and other Persons necessary for the performance by each of them of all of their respective obligations under this Agreement, and such other consents, if any, to prevent the occurrence of a Default under any Contract to which Target is a party or is otherwise bound, as set forth on Schedule 5.2(e).

6.7 Corporate Actions. All actions necessary to authorize the execution, delivery and performance of this Agreement by Target and the consummation of the Transaction shall have been duly and validly taken (including, without limitation, approval of the Transaction by Target's shareholders) and Target shall have full power and right to consummate the Transaction.

6.8 Issuance of Shares of Purchaser Common Stock. Purchaser shall have received from each holder of shares of Target Common Stock entitled to receive Purchaser Common Stock therefor, an investment representation letter in, or substantially in, the form attached hereto as Exhibit 6.8.

6.9 Approval of Counsel. All actions, proceedings, instruments and documents required to carry out this Agreement or incidental thereto, and all other related legal matters, shall have been approved as to legal form only by counsel to Purchaser, which approval shall not be unreasonably withheld or delayed.

6.10  Additional  Documents.  Target  shall have  delivered  all such  certified
resolutions,   certificates  and  documents  with  respect  to  Target  and  the
Transaction as Purchaser or its counsel may have reasonably requested.

6.11 Purchaser Expenses. Purchaser, Target, and the Escrow Agent shall have entered into the Escrow Agreement. Target shall have made an Escrow Deposit of $145,000 with the Escrow Agent pursuant to the Escrow Agreement. All Purchaser Expenses, up to an aggregate limit equal to the amount of the Escrow Fund, shall have been paid from the Escrow Fund in accordance with the Escrow Agreement. All Purchaser Expenses, up to an aggregate limit of $200,000, shall have been paid either from the Escrow Fund or by Target.

6.12 Fairness Opinion. Purchaser shall have received from an investment banking firm which shall be acceptable to Purchaser and reasonably acceptable to Target, a fairness opinion which shall be in form and substance acceptable to Purchaser and reasonably acceptable to Target, to the effect that the Transaction is fair to the common shareholders of Purchaser from a financial point of view.

                                   ARTICLE VII

                     CONDITIONS PRECEDENT TO THE OBLIGATION
                               OF TARGET TO CLOSE

         The obligation of Target to consummate the Transaction is subject to the fulfillment, prior to or at the Closing, of each of the following conditions, any one or more of which may be waived by Target (except when the fulfillment of such condition is a requirement of law):

7.1 Representations and Warranties. All representations and warranties of Purchaser contained in this Agreement and in any written statement (including financial statements), exhibit, certificate, schedule or other document delivered pursuant hereto shall be true and correct in all material respects (except to the extent that any such representation and warranty is already qualified as to materiality, in which case such representation and warranty shall be true and correct without further qualification) as at the Closing Date, as if made at the Closing and as of the Closing Date.

7.2 Covenants. Purchaser shall have performed and complied in all material respects with all covenants and agreements required by this Agreement to be performed or complied with by it prior to or at the Closing.

7.3 Certificate. Target shall have received a certificate, dated the Closing Date, signed by the Chief Executive Officer of Purchaser, as to the satisfaction of the conditions contained in Sections 7.1 and 7.2 hereof.

7.4 Opinion. Target shall have received an opinion from counsel satisfactory to it, dated the Closing Date, to the effect set forth in Exhibit 7.4 attached hereto.

7.5 No Actions. No Action shall have been instituted by a Person other than a Party, directly or indirectly, and be continuing before a court or before or by a Body, or shall have been threatened and be unresolved, to restrain or prevent, or obtain any material amount of damages in respect of, the carrying out of the Transaction.

7.6 Consents; Permits. Purchaser shall have obtained all consents, licenses and other Permits of Bodies and other Persons necessary for the performance by Purchaser of all of its obligations under this Agreement, and such other consents, if any, to prevent the occurrence of a Default under any Contract to which Purchaser is a party or otherwise bound, as set forth on Schedule 4.3.

7.7 Corporate Actions. All actions necessary to authorize the execution, delivery and performance of this Agreement by Purchaser and the consummation of the Transaction shall have been duly and validly taken (including, without limitation, shareholders' approval, if necessary), and Purchaser shall have full power and right to consummate the Transaction.

7.8 Directors. Effective as of the Effective Time, all of the Resigned Purchaser Directors shall have resigned and the Purchaser's board of directors shall have been expanded to five (5) directors.

7.9 Termination of Contracts. Purchaser shall have terminated the Employment Agreement between Purchaser and Michael Beindorff and all other Contracts relating to the employment of individuals by Purchaser, except the Contracts described in Items 2-4 and 15-17 of Schedule 4.14 (the "Contract Terminations").

7.10 Issuance of Shares of Purchaser Common Stock. Purchaser shall have received from each holder of shares of Target Common Stock entitled to receive Purchaser Common Stock therefor an investment representation letter in, or substantially in, the form attached hereto as Exhibit 6.8.

7.11 Approval of Counsel. All actions, proceedings, instruments and documents required to carry out this Agreement or incidental thereto, and all other related legal matters, shall have been approved as to form and substance by counsel to Target, which approval shall not be unreasonably withheld or delayed.

7.12 Amendment to Annual Report on Form 10-K. Purchaser shall have filed with the SEC, on or before April 30, 2002, an amendment to its Annual Report on Form 10-K for the year ended December 31, 2001, containing the information required to be set forth in Part III thereof.

7.13 Additional Documents. Purchaser shall have delivered all such certified resolutions, certificates and documents with respect to Purchaser and the Transaction as Target or its counsel may have reasonably requested.

                                  ARTICLE VIII

                   TERMINATION AND WAIVER; LIQUIDATED DAMAGES

8.1 Termination. Anything herein or elsewhere to the contrary notwithstanding, this Agreement may be terminated and the Transaction may be abandoned at any time prior to the Closing:

         (a) By mutual written consent of Purchaser and Target;

         (b) By Purchaser if any of the conditions set forth in Article VI hereof shall not have been fulfilled on or prior to May 31, 2002, or shall become incapable of fulfillment, in each case except as such shall have been the result, directly or indirectly, of any action or inaction by Purchaser, and shall not have been waived; or

         (c) By Target if any of the conditions set forth in Article VII hereof shall not have been fulfilled on or prior to May 31, 2002, or shall have become incapable of fulfillment, in each case except as such shall have been the result, directly or indirectly, of any action or inaction by Target, and shall not have been waived.

         If this Agreement is terminated as described above, this Agreement shall be of no further force and effect, without any liability or obligation on the part of any of the parties except for any liability which may arise pursuant to Sections 13.1 and 13.2 hereof or as a result of a Party's willful failure to consummate the Transaction or for any breach of any representation, warranty or covenant herein.

8.2 Waiver. Any condition to the performance of the Parties which legally may be waived on or prior to the Closing Date may be waived at any time by the Party entitled to the benefit thereof by action taken or authorized by an instrument in writing executed by the relevant Party or Parties. Each party agrees to notify the other Party of any fact discovered in the course of its due diligence investigation that such Party believes constitutes or will constitute a breach of any representation, warranty or covenant contained in this Agreement, and in the absence of such notice, such breach shall be deemed waived. Otherwise, the failure of any Party at any time or times to require performance of any provision hereof shall in no manner affect the right of such Party at a later time to enforce the same. Except for waivers made in writing pursuant to the first sentence of this Section 8.2, or by failure to give notice pursuant to the second sentence of this Section 8.2, no waiver by any Party of the breach of any term, covenant, representation or warranty contained in this Agreement as a condition to such Party's obligations hereunder shall release or affect any liability resulting from such breach. No waiver of any nature, whether by conduct or otherwise, in any one or more instances, shall be deemed to be or construed as a further or continuing waiver of any such condition or of any breach of any other term, covenant, representation or warranty of this Agreement.

8.3 Breach by Purchaser of Section 5.2(f). Purchaser acknowledges that Target is investing a significant amount of resources, time, expense, and reputation in pursuing the Transaction. Purchaser further acknowledges that Target would be irreparably harmed by a breach of Section 5.2(f) hereof and that monetary damages to Target for such breach would be immeasurable. Accordingly, in the event Purchaser breaches Section 5.2(f), Purchaser shall in lieu of any other damages Target suffers as a result of such breach pay Target the sum of Five Hundred Thousand Dollars ($500,000) as liquidated damages immediately. Purchaser acknowledges that Purchaser has received good, valuable and sufficient consideration for the foregoing agreement, and that Target is relying on the agreement in Section 5.2(f) and the enforceability of Section 5.2(f) and this
Section 8.3 in entering into this Agreement and pursuing the Transaction. Target may commence a lawsuit for specific performance of the provisions of this
Section 8.3 applicable to it and, if Target prevails in such lawsuit, Purchaser shall reimburse Target for the reasonable legal fees and costs Target incurred in prosecuting such lawsuit.

8.4 Breach by Target of Section 5.1(f). Target acknowledges that Purchaser is investing a significant amount of resources, time, expense, and reputation in pursuing the Transaction. Target further acknowledges that Purchaser would be irreparably harmed by a breach of Section 5.1(f) hereof and that monetary damages to Purchaser for such breach would be immeasurable. Accordingly, in the event Target breaches Section 5.1(f), Target shall in lieu of any other damages Purchaser suffers as a result of such breach pay Purchaser the sum of Five Hundred Thousand Dollars ($500,000) as liquidated damages immediately. Target acknowledges that Target has received good, valuable and sufficient consideration for the foregoing agreement, and that Purchaser is relying on the agreement in Section 5.1(f) and the enforceability of Section 5.1(f) and this
Section 8.4 in entering into this Agreement and pursuing the Transaction. Purchaser may commence a lawsuit for specific performance of the provisions of this Section 8.4 applicable to it and, if Purchaser prevails in such lawsuit, Target shall reimburse Purchaser for the reasonable legal fees and costs Purchaser incurred in prosecuting such lawsuit.

                                   ARTICLE IX

                                     CLOSING

9.1 Location; Date. The closing of the Transaction (the "Closing") shall take place at the offices of Purchaser's counsel in Memphis, Tennessee, at 10:00 a.m. (Memphis time) on or before May 31, 2002, or, if, as of such date, any or all Parties shall not be obligated to close and shall not have waived such closing condition(s), subject to the provisions of Article VIII hereof, on the third business day after such later date as such Parties shall be obligated to close or shall have waived such closing condition(s), or at such time and place as may be mutually agreed to by the Parties. The date of the Closing is referred to in this Agreement as the "Closing Date."

9.2 Items to be Delivered to Purchaser. At the Closing, Target will deliver or cause to be delivered to Purchaser:

         (a) the Certificate of Merger required by Section 2.2 hereof;

         (b) the certificate required by Section 6.3 hereof;

         (c) the opinion of counsel required by Section 6.4 hereof;

         (d) certified copies of all corporate actions required by Section 6.7 hereof;

         (e) a check or checks for the Purchaser's Expenses, which have been itemized in a written statement certified by the Chief Executive Officer of Purchaser and delivered to Target (the "Purchaser Expenses Statement"), less any and all amounts disbursed from the Escrow Fund to pay Purchaser Expenses prior to the Closing; and

         (f) such other certified resolutions, documents and certificates as are required to be delivered to Purchaser pursuant to the provisions of this Agreement or which otherwise confirm that all of the conditions precedent to the obligation of Purchaser to close have been satisfied.

9.3 Items to be Delivered to Target. At the Closing, Purchaser will deliver or cause to be delivered to Target:

         (a)      the Certificate of Merger required by Section 2.2 hereof;

         (b)      the certificate required by Section 7.3 hereof;

         (c)      the opinion of counsel required by Section 7.4 hereof;

         (d)      the Purchaser Expenses Statement;

         (e) certified copies of all corporate action required by Section 7.7 hereof; and

         (f) such other certified resolutions, documents and certificates as are required to be delivered to Target pursuant to the provisions of this Agreement or which otherwise confirm that all of the conditions precedent to the obligation of Target to close have been satisfied.

                                    ARTICLE X

                              POST-CLOSING MATTERS

10.1 Further Assurances. On and after the Closing Date, the Parties shall take all such further actions and execute and deliver all such further instruments and documents as may be necessary or appropriate to carry out the Transaction.

10.2 Continuation of Director. During the two (2) years following the Closing Date, Target shall use reasonable best efforts to cause Michael Beindorff to be nominated for election as a director each time nominations for directors are made during such period, and Target shall use reasonable best efforts to cause Michael Beindorff to be elected as a director of Purchaser during such period.

10.3 Continuation of Target's Business Development. As an inducement to Purchaser to acquire Target, Target has represented that it shall, and Target shall, develop and continue its business development, as stated in the Recitals hereof and as described in Schedule 10.3, as a wholly owned subsidiary of Purchaser unless otherwise determined by the Board of Directors of Purchaser in accordance with the Board of Director's fiduciary duties to the shareholders of Purchaser.

10.4 Vacancies on Purchaser's Board of Directors. Immediately after the Effective Time, the vacancies on Purchaser's board of directors created by the Resigned Purchaser Directors and the expansion of the Purchaser's board of directors as set forth in Section 7.8 hereof shall be filled by the remaining Purchaser director with the individuals set forth on Schedule 10.4 attached hereto.

10.5 Directors and Officers Liability Insurance. From and after the Effective Time, neither Purchaser, Target, any affiliate of Purchaser or Target, nor any of their respective directors, officers, employees, or agents shall (a) amend, modify, return, cancel, or terminate the Directors and Officers Liability Insurance policy referred to in Schedule 4.11 attached hereto, (b) reduce, eliminate or otherwise adversely affect the insurance coverage provided and the benefits and rights of the insureds under such insurance policy, or (c) take any action or attempt to take any action with the intent or effect of causing or facilitating any such amendment, modification, cancellation, termination, reduction, elimination or effect. It is expressly understood and agreed by the parties hereto that each of Michael Beindorff, W. Todd Steele, and Paul E. Risner shall be entitled, as express third-party beneficiaries, to enforce the provisions of this Section 10.5.

10.6 Assignment of Revelation Contract Rights. Immediately after the Effective Time, (a) Purchaser's board of directors, as reconstituted pursuant to Section
10.4 hereof, shall take all necessary corporate action to authorize and approve the execution, delivery and performance by Purchaser of (i) the Assignment and Agreement between Purchaser and Michael Beindorff, W. Todd Steele and Paul E. Risner (collectively, the "Assignees"), pursuant to which Purchase assigns the Revelation Contract Rights (as defined therein) to the Assignees, and (ii) the related Consent to Assignment between Revelation America Incorporated, a Delaware corporation ("Revelation"), and Purchaser, each in or substantially in the form attached hereto as Exhibit 10.6, and (b) Purchaser shall execute and deliver the Assignment and Agreement and the Consent to Assignment, and shall use its best efforts to obtain the execution and delivery of the Consent to Assignment by Revelation. It is expressly understood and agreed by the parties hereto that each of the Assignees shall be entitled, as express third-party beneficiaries, to enforce the provisions of this Section 10.6.

                                   ARTICLE XI

                  SURVIVAL OF REPRESENTATIONS; INDEMNIFICATION

11.1 Survival. The parties agree that their respective representations and warranties contained in this Agreement shall survive the Closing for a period of one (1) year, except that the representations and warranties set forth in Sections 3.1 through 3.4, 3.22 and 3.27 (with respect to the foregoing Article III representations and warranties) and 4.1 through 4.4 and 4.19 (with respect to the foregoing Article IV representations and warranties) shall continue for an indefinite duration, subject to applicable statutes of limitation.

11.2 Indemnification.

         11.2.1 General Indemnification Obligation of Target. From and after the Closing, Target will reimburse, indemnify and hold harmless Purchaser, its current and former directors, officers, employees and/or agents (collectively the "Purchaser Indemnified Parties") against and in respect of:

         (a) any and all damages, losses, deficiencies, liabilities, costs and expenses incurred or suffered by any Purchaser Indemnified Party that result from, relate to or arise out of any misrepresentation, breach of warranty or non-fulfillment of any agreement or covenant on the part of Target under this Agreement, or from any misrepresentation in or omission from any certificate, schedule, statement, document or instrument furnished to Purchaser pursuant hereto; and

         (b) any and all Actions, assessments, audits, fines, judgments, costs and other expenses (including, without limitation, reasonable legal fees and expenses) incident to any of the foregoing or to the enforcement of this Section 11.2.1.

         11.2.2 General Indemnification Obligation of Purchaser. From and after the Closing, Purchaser will reimburse, indemnify and hold harmless Target, its current and former directors, officers, employees and/or agents (collectively the "Target Indemnified Parties") against and in respect of:

         (a) any and all damages, losses, deficiencies, liabilities, costs and expenses incurred or suffered by any Target Indemnified Party that result from, relate to or arise out of any misrepresentation, breach of warranty or non-fulfillment of any agreement or covenant on the part of Purchaser under this Agreement, or from any misrepresentation in or omission from any certificate, schedule, statement, document or instrument furnished to Target pursuant hereto; and

         (b) any and all Actions, assessments, audits, fines, judgments, costs and other expenses (including, without limitation, reasonable legal fees and expenses) incident to any of the foregoing or to the enforcement of this Section 11.2.2.

         11.2.3 Method of Asserting Claims, Etc.

         (a) In the event that any claim or demand for which Target would be liable to any Purchaser Indemnified Party(ies) hereunder is asserted against or sought to be collected from any such Purchaser Indemnified Parties by a third party, the Purchaser Indemnified Party(ies) shall notify Target of such claim or demand, specifying the nature of such claim or demand and the amount or the estimated amount thereof to the extent then feasible (which estimate shall not be conclusive of the final amount of such claim and demand) (the "Claim Notice"). Target shall thereupon, at their sole cost and expense, defend the Purchaser Indemnified Party(ies) against such claim or demand with counsel reasonably satisfactory to the Purchaser Indemnified Party(ies).

         (b) Target shall not, without the prior written consent of the Purchaser Indemnified Party(ies), consent to the entry of any judgment against the Purchaser Indemnified Party(ies) or enter into any settlement or compromise which does not include, as an unconditional term thereof (i.e., there being no requirement that the Purchaser Indemnified Party(ies) pay any amount of money or give any other consideration), the giving by the claimant or plaintiff to the Purchaser Indemnified Party(ies) of a release, in form and substance satisfactory to the Purchaser Indemnified Party(ies) from all liability in respect of such claim or litigation. If the Purchaser Indemnified Party(ies) desire to participate in, but not control, any such defense or settlement, it may do so at its or their sole cost and expense. If, in the reasonable opinion of the Purchaser Indemnified Party(ies), any such claim or demand or the litigation or resolution of any such claim or demand involves an issue or matter which could have a Material Adverse Effect on the business, operations, assets, properties or prospects of the Purchaser Indemnified Party(ies) or its affiliates, then the Purchaser Indemnified Party(ies) shall have the right to control the defense or settlement of any such claim or demand and its costs and expenses shall be included as part of the indemnification obligation of Target hereunder; provided, however, that the Purchaser Indemnified Party(ies) shall not settle any such claim or demand without the prior written consent of Target, which consent shall not be unreasonably withheld or delayed. If the Purchaser Indemnified Party(ies) should elect to exercise such right, the Target shall have the right to participate in, but not control, the defense or settlement of such claim or demand at their sole cost and expense.

         (c) Notwithstanding anything hereinabove to the contrary, the Purchaser Indemnified Party(ies) shall have the right to employ separate counsel (including local counsel), and Target shall bear the reasonable fees, costs and expenses of one (1) such separate counsel (and local counsel) if (i) the use of counsel chosen by Target to represent the Purchaser Indemnified Party(ies) would present such counsel with a conflict of interest, (ii) the actual or potential defendants in, or targets of, any such action include both the Purchaser Indemnified Party(ies) and Target, and Target on the one hand, and the Purchaser Indemnified Party(ies) on the other hand, shall have reasonably concluded that there may be legal defenses available to the Purchaser Indemnified Party(ies) which are different from or additional to those available to Target, (iii) Target shall not have employed counsel reasonably satisfactory to the Purchaser Indemnified Party(ies) to represent the Purchaser Indemnified Party(ies) within a reasonable time after notice of the institution of such Action or (iv) Target shall authorize the Purchaser Indemnified Party(ies) to employ one (1) separate counsel at the expense of Target.

         (d) In the event the Purchaser Indemnified Party(ies) should have a claim against Target hereunder that does not involve a claim or demand being asserted against or sought to be collected from it by a third party, the Purchaser Indemnified Party(ies) shall send a Claim Notice with respect to such claim to Target. If Target dispute their liability with respect to such claim or demand, such dispute shall be resolved in accordance with Section 11.3 hereof; if Target do not notify the Purchaser Indemnified Party(ies), within twenty (20) days from receipt of notice of such a claim, that they dispute such claim or demand, the amount of such claim or demand shall be conclusively deemed a liability of Target hereunder.

         (e) All claims for indemnification by any Target Indemnified Party(ies) under this Agreement shall be asserted and resolved under the procedures set forth hereinabove by substituting in the appropriate place "Target" for "Purchaser" and "Target Indemnified Party(ies)" for "Purchaser Indemnified Party(ies)."

11.3 Arbitration.

         (a) All disputes under this Article XI shall be settled by binding arbitration pursuant to the rules of the American Arbitration Association. Arbitration may be commenced at any time by any Party hereto giving written notice to each other Party to a dispute of its demand for arbitration, which demand shall set forth the name and address of its arbitrator. Within twenty
(20) days of such notice, the other Party shall select its arbitrator and so notify the demanding Party. Within twenty (20) days thereafter, the two arbitrators so selected shall select the third arbitrator. In default of either side naming its arbitrator as aforesaid or in default of the selection of the third arbitrator as aforesaid, the American Arbitration Association shall designate such arbitrator upon the application of either party. If before Closing, or in the absence of Closing, the arbitration proceeding shall take place in Memphis, Tennessee or such other location as agreed by the Parties. If after the Closing, the arbitration proceeding shall take place in Jacksonville, Florida or such other location as agreed to by the Parties. The dispute shall be heard by the arbitrators within thirty (30) days after selection of the third arbitrator. The decision of the arbitrators shall be rendered within thirty (30) days after the hearing. Each Party shall pay its own expenses of arbitration and the expenses of the arbitrators shall be equally shared; provided, however, that if, in the opinion of the majority of the arbitrators, any claim for indemnification or any defense or objection thereto was unreasonable, the arbitrators may assess, as part of their award, all or any part of the arbitration expenses of the other Party (including reasonable attorneys' fees) and of the arbitrators against the Party raising such unreasonable claim, defense or objection.

         (b) To the extent that arbitration may not be legally permitted hereunder or contractually permitted under any insurance policy providing coverage, and the parties to any dispute hereunder may not at the time of such dispute mutually agree to submit such dispute to arbitration, any party may commence a civil Action in a court of appropriate jurisdiction to resolve disputes hereunder.

         (c) The decision of a majority of the arbitrators shall be final, binding and conclusive, shall be specifically enforceable, and judgment may be entered upon it in accordance with applicable law in the appropriate court in the States of Florida and Tennessee with no right of appeal therefrom.

11.4 Other Rights and Remedies Not Affected. The indemnification rights of the parties under this Article XI are independent of, and in addition to, such rights and remedies as the parties may have at law or in equity or otherwise for any misrepresentation, breach of warranty or failure to fulfill any agreement or covenant hereunder on the part of any party hereto, including, without limitation, the right to seek specific performance, rescission or restitution, none of which rights or remedies shall be affected or diminished hereby.

                                   ARTICLE XII

                               REGISTRATION RIGHTS

12.1 Purchaser's Obligations.

         (a) Registration.

                  (i) If at any time after the date hereof the Purchaser shall file with the SEC a registration statement (a "Registration Statement") under the Securities Act relating to an offering for its own account or the account of others under the Securities Act of any of its equity securities (other than on Form S-4 or Form S-8 or their then equivalents relating to equity securities to be issued solely in connection with any acquisition of any entity or business or equity securities issuable in connection with stock option or other employee benefit plans), the Purchaser shall send to the Target shareholders who received, or who have the right to receive, Purchaser Common Stock pursuant to
Section 2.3 hereof (the "Target Holders") written notice of such determination and, if within fifteen (15) days after the date of such notice, a majority in interest of the Target Holders shall so request in writing, the Purchaser shall include in such Registration Statement all or any part of the shares of Purchaser Common Stock which the Target Holders received or are entitled to receive pursuant to Section 2.3 hereof (if not covered by a registration statement) (for the purpose of this Article XII, collectively the "Registrable Securities") that the Target Holders request to be registered, except that if, in connection with any underwritten public offering, the managing underwriter(s) thereof shall impose a limitation on the number of Registrable Securities which may be included in the Registration Statement because, in such underwriter(s)' judgment, marketing or other factors dictate such limitation is necessary to facilitate public distribution, then the Purchaser shall be obligated to include in such Registration Statement only such limited portion of the Registrable Securities as the underwriter shall permit (limited to zero if necessary). Additionally, each of the Target Holders, by virtue of its request to have its Registrable Securities included in the Registration Statement, shall be deemed to make all of the Target Holders agreements set forth in this Article XII.

                  (ii) If an  offering  in  connection  with  which  the  Target
Holders are entitled to registration under this Section 12.1(a) is an underwritten offering, then the Target Holders shall, unless otherwise agreed by the Purchaser, offer and sell such Registrable Securities in an underwritten offering using the same underwriter or underwriters and on the same terms and conditions as other like securities included in such underwritten offering.

         (b) Amendments and Supplements; Maintain Effectiveness. The Purchaser shall prepare and file with the SEC such amendments (including post-effective amendments) and supplements to the Registration Statement and the prospectus used in connection with the Registration Statement as may be necessary to keep the Registration Statement effective at all times for a period expiring six (6) months following the effective date of the Registration Statement (the "Registration Period").

         (c) Copies of Filings and Correspondence. The Purchaser shall furnish to Target Holders (i) promptly after the same is prepared and publicly distributed, filed with the SEC, or received by the Purchaser, one copy of the Registration Statement and any amendment thereto, each preliminary prospectus and prospectus and each amendment or supplement thereto, and each item of correspondence from the SEC or the staff of the SEC which comments upon or requests information relating to Target Holders and/or the Registrable Securities (including, without limitation, the resale and plan of distribution thereof), in each case relating to such Registration Statement (other than any portion, if any, thereof which contains information for which the Purchaser has sought confidential treatment), (ii) on the date of effectiveness of the Registration Statement or any amendment thereto, a notice stating that the Registration Statement or amendment has become effective, and (iii) such number of copies of a prospectus, including a preliminary prospectus, and all amendments and supplements thereto and such other documents as each Target Holders may reasonably request in order to facilitate the disposition of the Registrable Securities by such Target Holder.

         (d) Blue Sky. The Purchaser shall use its best efforts to (i) register and qualify the Registrable Securities covered by the Registration Statement under such other securities or "blue sky" laws of such jurisdictions in the United States as a majority in interest of the Target Holders request, (ii) prepare and file in those jurisdictions such amendments (including post-effective amendments) and supplements to such registrations and qualifications as may be necessary to maintain the effectiveness thereof during the Registration Period, (iii) take such other actions as may be necessary to maintain such registrations and qualifications in effect at all times during the Registration Period, and (iv) take all other actions reasonably necessary or advisable to qualify the Registrable Securities for sale in such jurisdictions; provided, however, that the Purchaser shall not be required in connection therewith or as a condition thereto to (i) qualify to do business in any jurisdiction where it would not otherwise be required to qualify but for this
Section 12.1(d), (ii) subject itself to general taxation in any such jurisdiction, (iii) provide any undertakings that cause the Purchaser undue expense or burden, or (iv) make any change in its charter or bylaws, which in each case the Board of Directors of the Purchaser determines to be contrary to the best interests of the Purchaser and its shareholders.

         (e) Events Affecting Prospectus. The Purchaser shall notify the Target Holders of the happening of any event, of which the Purchaser has knowledge, as a result of which the prospectus included in the Registration Statement, as then in effect, includes an untrue statement of a material fact or omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, as promptly as practicable after becoming aware of such event, and if such Registration Statement is supplemented or amended to correct such untrue statement or omission, the Purchaser shall deliver such number of amended or supplement Prospectuses as Target Holders may reasonably request.

         (f) Notification of Amendment or Supplement. The Purchaser shall, as promptly as practicable after becoming aware of such event described in Section 12.1(e), notify the Target Holders of the issuance of any order related thereto and the resolution thereof (and if such Registration Statement is supplemented or amended, deliver such number of copies of such supplement or amendment to Target Holders as they may each reasonably request).

         (g) Review by Target Holders' Counsel. The Purchaser shall permit one firm of counsel designated by a majority in interest of the Target Holders to review the Registration Statement and all amendments and supplements thereto a reasonable period of time prior to their filing with the SEC.

         (h) Target Holders' Due Diligence; Confidentiality of the Purchaser's Information. The Purchaser shall make available for inspection by (i) the Target Holders, and (ii) a firm of attorneys and a firm of accountants or other agents retained by a majority in interest of the Target Holders (collectively, the "Inspectors") all pertinent financial and other records, and pertinent corporate documents and properties of the Purchaser (collectively, the "Records"), as shall be reasonably deemed necessary by each Inspector to enable each Inspector to exercise its due diligence responsibility, and cause the Purchaser's officers, directors and employees to supply all information which the Target Holders may reasonably request for purposes of such due diligence; provided, however, that each Inspector shall hold in confidence and shall not make any disclosure (except to the Target Holders) of any record or other information which the Purchaser determines in good faith to be confidential, and of which determination the Inspector so notified, unless (i) the disclosure of such records is necessary to avoid or correct a misstatement or omission in any Registration Statement, (ii) the release of such records is ordered pursuant to a subpoena or other order from a court or government body of competent jurisdiction, or (iii) the information in such records has been made generally available to the public other than by disclosure in violation of this or any other agreement. The Purchaser shall not be required to disclose any confidential information in such records to any Inspector until and unless such Inspector shall have entered into a confidentiality agreements with the Purchaser with respect thereto, substantially in the form of this Section 12.1(h). The Target Holders shall agree that it shall, upon learning that disclosure of such records is sought in or by a court or governmental body of competent jurisdiction or through other means, give prompt notice to the Purchaser and allow the Purchaser, at its expense, to undertake appropriate action to prevent disclosure of, or to obtain a protective order for, the records deemed confidential. Nothing herein shall be deemed to limit the Target Holders' ability to sell Registrable Securities in a manner which is otherwise consistent with applicable laws and regulations.

         (i) Confidentiality of the Target Holders' Information. The Purchaser shall hold in confidence and not make any disclosure of information concerning the Target Holders provided to the Purchaser unless (i) disclosure of such information is necessary to comply with federal or state securities laws, (ii) the disclosure of such information is necessary to avoid or correct a misstatement or omission in any Registration Statement, (iii) the release of such information is ordered pursuant to a subpoena or other order from a court or governmental body of competent jurisdiction, (iv) such information has been made generally available to the public other than by disclosure in violation of this or any other agreement, or (v) a Target Holder consents to the form and content of any such disclosure regarding it. The Purchaser agrees that it shall, upon learning that disclosure of such information concerning any of the Target Holders is sought in or by a court or governmental body of competent jurisdiction or through other means, give prompt notice to such Target Holders prior to making such disclosure, and allow such Target Holders, at their respective expense, to undertake appropriate action to prevent disclosure of, or to obtain a protective order for, such information.

         (j)  Compliance   with  Laws.  The  Purchaser  shall  comply  with  all
applicable laws related to a Registration Statement and offering and sale of securities and all applicable rules and regulations of governmental authorities in connection therewith (including, without limitation, the Securities Act and the Exchange Act, and the rules and regulations promulgated by the SEC.

12.2 Obligations of the Target Holders. In connection with a registration of the Registrable Securities the Target Holders shall have the following obligations:

         (a) Target Holders' Information. It shall be a condition precedent to the obligations of the Purchaser to complete the registration pursuant to this
Article XII that each of the Target Holders shall furnish to the Purchaser such information regarding itself, the Registrable Securities and the intended method of disposition as shall be required to effect the registration of such Registrable Securities and shall execute such documents in connection with such registration as the Purchaser may reasonably request. At least five (5) business days prior to the first anticipated filing date of the Registration Statement, the Purchaser shall notify each of the Target Holders of the information the Purchaser requires from each of the Target Holders.

         (b) Cooperation. Each of the Target Holders shall agree to cooperate with the Purchaser as requested by the Purchaser in connection with the preparation and filing of the Registration Statement hereunder, except for Target Holders who do not include any of their respective Registrable Securities in the Registration Statement.

         (c) Underwritten Offering. In the event any of the Target Holders determine to engage the services of an underwriter, such Target Holders shall agree to enter into and perform its obligations under an underwriting agreement, in usual and customary form, including, without limitation, customary indemnification and contribution obligations, with the managing underwriter of such offering and take such other actions as are reasonably required in order to expedite or facilitate the disposition of the Registrable Securities.

         (d) No Disposition of Registrable Securities. Target Holders shall agree that, upon receipt of any notice from the Purchaser of the happening of any event of the kind described in Sections 12.1(e) or 12.1(f), Target Holders will immediately discontinue disposition of Registrable Securities pursuant to the Registration Statement covering the resale of such Registrable Securities until Target Holders' receipt of the copies of the supplemented or amended prospectus contemplated by Sections 12.1(e) or 12.1(f) and, if so directed by the Purchaser, Target Holders shall deliver to the Purchaser or destroy (and deliver to the Purchaser a certificate of destruction) all copies in Target Holders's possession, of the prospectus covering such Common Shares current at the time of receipt of such notice.

         (e) Method of Underwritten Distribution. Target Holders may not participate in any underwritten distribution of the Registrable Securities unless Target Holders respectively (i) agree to sell the Registrable Securities on the basis provided in any underwriting arrangements in usual and customary form entered into by the Purchaser, and (ii) complete, in a manner reasonably acceptable to the Purchaser, and executes all questionnaires, powers of attorney, indemnities, underwriting agreements and other documents reasonably required under the terms of such underwriting arrangements.

12.3 Expenses of Registration. All reasonable expenses, other than underwriting discounts and commissions, incurred in connection with registrations, filings or qualifications, relating to two (2) Registration Statements pursuant to Article XII, except that if a portion of any Target Holders' Registrable Securities are not permitted to be included in two (2) Registration Statements by an underwriter as provided in Section 12.1(a), then relating to the least number of Registration Statements which will cover the resale of all the Registrable Securities of such Target Holders, including all registration, listing and qualifications fees, printers and accounting fees, the fees and disbursements of counsel for the Purchaser hereof, shall be borne by the Purchaser.

12.4 Exemption from Registration. The provisions of Sections 12.1 through 12.3 notwithstanding, The Purchaser shall have no obligation to register the resale of the Registrable Securities to the extent the Registrable Securities may be resold without registration without violating Section 5 of the Securities Act pursuant to Rule 144 promulgated thereunder or any other exemption or exception from registration under the Securities Act.

                                  ARTICLE XIII

                            MISCELLANEOUS PROVISIONS

13.1 Expenses. Target shall be responsible for and pay when due all the Purchaser Expenses up to an aggregate limit of $200,000, and Purchaser shall be responsible for and pay when due all the Purchaser Expenses in excess thereof. In connection with the Transaction, and on the date of execution and delivery hereof, Target, Purchaser and J.P. Morgan Trust Company, National Association, as escrow agent (the "Escrow Agent"), shall enter into the Escrow Agreement (the "Escrow Agreement"), in, or substantially in, the form attached hereto as
Exhibit 13.1, and Target shall deposit $145,000 in cash with the Escrow Agent as the Escrow Deposit (as defined in the Escrow Agreement) by a wire transfer of immediately available funds to the bank account designated in the Escrow Agreement. The Escrow Agent shall hold, invest, and disburse the Escrow Fund (as defined in the Escrow Agreement) in accordance with the terms and provisions of the Escrow Agreement. Target and Purchaser understand and agree that, as contemplated in the Escrow Agreement, (a) Purchaser shall have the right to unilaterally instruct the Escrow Agent to make a disbursement from the Escrow Fund to pay Purchaser Expenses so long as the total amount of the prior and present disbursements for the particular category of Purchaser Expenses to which the disbursement relates does not exceed the estimated maximum amount thereof set forth in Section 14.1 hereof, and (b) Purchaser and Target shall have the right, but not the obligation, to jointly instruct the Escrow Agent to make a disbursement from the Escrow Fund to pay Purchaser Expenses in the event that either (i) the total amount of the prior and present disbursements from the
Escrow Fund for the particular category of Purchaser Expenses to which the disbursement relates exceeds the estimated maximum amount thereof set forth in
Section 14.1 hereof or (ii) the disbursement relates to a category of Purchaser Expenses not included in Section 14.1 hereof. Subject to the foregoing, each of the Parties shall bear its own expenses in connection herewith; provided, however, that the Parties acknowledge and agree that, if any Party (the "Breaching Party") either fails to consummate the Transaction notwithstanding that all conditions to such Party's obligation to close are fulfilled or otherwise breaches this Agreement prior to Closing which breach causes any of the non-Breaching Party's conditions to closing set forth in Section 6.1 or 7.1, as the case may be, not to be fulfilled, and the Closing does not occur because the non-Breaching Party terminates this Agreement as a result thereof pursuant to Section 8.1(b) or 8.1(c), as the case may be, the Breaching Party shall reimburse each non-Breaching Party for all out-of-pocket expenses incurred in connection with the preparation, negotiation, execution and performance of this Agreement, including, without limitation, fees and expenses payable to attorneys, accountants, consultants, advisors and investment bankers. In the case the Purchaser is the Breaching Party, such Breaching Party shall also reimburse Target for any Purchaser Expenses paid by Target directly, or out of the Escrow Fund.

13.2 Confidential Information. All information that a disclosing party furnishes in connection with the Transaction (the "Information") will be kept confidential, will be used solely in connection with the Transaction and will not, without prior written consent of the disclosing party, be used or disclosed, directly or indirectly, in any manner whatsoever, in whole or in part.

         Notwithstanding anything hereinabove to the contrary, the obligations imposed upon the parties herein shall not apply to Information:

         (a) which is publicly available prior to the date hereof; or

         (b) which hereafter becomes available to the public through no wrongful act of the receiving party; or

         (c) which was in the possession of the receiving party prior to the commencement of negotiations between the parties with regard to the Transaction and not subject to an existing agreement of confidence between the parties; or

         (d) which is received from a third party without restriction, not in violation of an agreement of confidence and without breach of this Agreement; or

         (e) which is independently developed by the receiving party; or

         (f) which is disclosed pursuant to a requirement or request of a government agency, arbitrator or court, or pursuant to a requirement under applicable laws, rules or regulations.

         Purchaser understands that Target is currently undertaking a private placement to raise capital. In connection with such private placement, it has delivered, and is delivering, to potential investors a confidential private offering memorandum, which may be required from time-to-time to be amended or supplemented to update any material information herein or to add material information about Target which is not included therein, which the recipients are required to keep confidential. In order for Target to meet its responsibilities to its offerees, and to protect Target and its affiliates under applicable securities laws, rules and regulations, Purchaser acknowledges that Target is required to give the offerees adequate disclosure about Target, its business, it business plan and the proposed uses of the funds that the offerees may invest, so that the offerees can make an informed investment decision as to whether or not to invest in Target. Accordingly, certain information about Purchaser and the Transaction proposed in this Agreement may be required to be disclosed by Target in its private offering memorandum. In such case, Target may include Information about the Purchaser and the Transaction in its private offering memorandum or any amendment or supplement thereto without breach of this Section
13.2 to the extent such information has been previously or contemporaneously disclosed by Purchaser in a press release or its SEC Reports, or Purchaser consents in writing to its inclusion, which consent shall not unreasonably be withheld, provided however that such restriction shall not apply if the Purchaser does not disseminate a press release or file an SEC Report disclosing Information about Purchaser and the Transaction within three (3) days following the date of this Agreement. Target will not be liable under this Section 13.2 if a recipient of the private offering memorandum wrongfully discloses information about the Purchaser or the Transaction contemplated hereby, unless Target has not informed such recipient in the private offering memorandum or otherwise in writing, of the confidential nature of such Information, or Target or its affiliates acted negligently in connection with, or willfully to facilitate, such wrongful disclosure.

         Upon the request of a disclosing party made at any time following any termination of this Agreement in accordance with the terms hereof, the receiving party will redeliver to the disclosing party any and all written Information furnished to the receiving party and will not retain any copies thereof.

13.3 Equitable Relief. The parties agree that the remedy at law for any breach or threatened breach of the provisions of Section 13.2 will be inadequate and the aggrieved party shall be entitled to injunctive relief to compel the breaching party to perform or refrain from action required or prohibited thereunder.

13.4 Publicity. Neither Purchaser nor Target will issue any report, statement, release or other public announcement pertaining to the matters contemplated by this Agreement without the prior written consent of the other unless required by law, rule or regulation.

13.5 Entire Agreement. This Agreement, including the schedules and exhibits attached hereto, which are a part hereof, constitutes the entire agreement of the Parties with respect to the subject matter hereof. The representations, warranties, covenants and agreements set forth in this Agreement and in the financial statements, schedules or exhibits delivered pursuant hereto constitute all the representations, warranties, covenants and agreements of the Parties and upon which the Parties have relied, shall not be deemed waived or otherwise affected by any investigation made by any party hereto and, except as may be specifically provided herein, no change, modification, amendment, addition or termination of this Agreement or any part thereof shall be valid unless in writing and signed by or on behalf of the party to be charged therewith.

13.6 Notices. Any and all notices or other communications or deliveries required or permitted to be given or made pursuant to any of the provisions of this Agreement shall be deemed to have been duly given or made for all purposes when in writing and hand delivered or sent by certified or registered mail, return receipt requested and postage prepaid, overnight mail, nationally recognized overnight courier or telecopier as follows:

         If to Purchaser, at:

         PlanetRx.com, Inc.
         6419 Shelby View Drive
         Memphis, Tennessee 38134
         Attention:  Chief Executive Officer
         Telecopier Number: (901) 379-2389

         With a copy to:

         Baker, Donelson, Bearman & Caldwell
         165 Madison Avenue, Suite 2000
         Memphis, Tennessee 38103
         Attention: Peter H. Kesser
         Telecopier Number (901) 577-0800

         If to Target at:

         Paragon Homefunding, Inc.
         2207 Sawgrass Village Drive
         Ponte Vedra Beach, Florida 32082
         Attention: Chief Executive Officer
         Telecopier Number: (904) 285-0606

         With a copy to:

         Certilman Balin Adler & Hyman, LLP
         90 Merrick Avenue
         East Meadow, New York  11554
         Attention:  Gavin C. Grusd, Esq.
         Telecopier Number: (516) 296-7111

or at such other address as any party may specify by notice given to the other party in accordance with this Section 13.6.

13.7 Choice of Law; Severability. This Agreement shall be governed by, and interpreted and construed in accordance with, the laws of the State of Delaware, excluding choice-of-law principles thereof. In the event any clause, section or part of this Agreement shall be held or declared to be void, illegal or invalid for any reason, all other clauses, sections or parts of this Agreement which can be effected without such void, illegal or invalid clause, section or part shall nevertheless continue in full force and effect.

13.8 Successors and Assigns; No Assignment. This Agreement shall be binding upon and inure to the benefit of the parties and their respective successors and assigns; provided, however, that neither Target nor Purchaser may assign any of its respective rights or delegate any of its respective duties under this Agreement without the prior written consent of the other.

13.9 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, and all of which taken together shall constitute one and the same instrument.

13.10  Facsimile  Signatures.   Signatures  hereon  which  are  transmitted  via
facsimile shall be deemed original signatures.

13.11 Representation by Counsel; Interpretation. Each Party acknowledges that it has been represented by counsel in connection with this Agreement and the Transaction. Accordingly, any rule or law or any legal decision that would require the interpretation of any claimed ambiguities in this Agreement against the party that drafted it has no application and is expressly waived by each Party. The provisions of this Agreement shall be interpreted in a reasonable manner to give effect to the intent of the parties hereto.

13.12 Headings; Gender. The headings, captions and/or use of a particular gender or neuter under sections of this Agreement are for convenience of reference only and do not in any way modify, interpret or construe the intent of the parties or affect any of the provisions of this Agreement.

                                   ARTICLE XIV

                                   DEFINITIONS

14.1 Defined Terms. As used herein, the terms below shall have the following meanings. Any of such terms, unless the context otherwise requires, may be used in the singular or plural, depending upon the reference.

         "Acquisition Sub" shall have the meaning ascribed to it in the heading of this Agreement.

         "Acquisition Sub Common Stock" shall have the meaning ascribed to it in
Section 2.3(g) hereof.

         "Action" shall mean any action, claim, suit, demand, litigation, governmental or other proceeding, labor dispute, arbitral action, governmental audit, inquiry, investigation, criminal prosecution, investigation or unfair labor practice charge or complaint.

         "Agreement" shall mean this Agreement and Plan of Merger dated as of April 22, 2002, among Purchaser, Acquisition Sub, and Target.

         "Assignees"  shall have the  meaning  ascribed  to it in  Section  10.6 hereof.

         "Body" shall mean a federal, state, local, and foreign governmental, political subdivision of such foreign governmental body, or other regulatory body.

         "Books and Records" shall mean all books, ledgers, files, reports, plans, drawings, records and lists, including, without limitation, all computer programs and other software, of every kind relating to an entity's business, operations, assets, liabilities, personnel, customers and suppliers.

         "Breaching Party" shall have the meaning ascribed to it in Section 13.1 hereof.

         "Business" shall have the meaning ascribed to it in the Recitals of this Agreement.

         "Certificate  of  Merger"  shall  have the  meaning  ascribed  to it in
Section 2.2 hereof.

         "Claim Notice" shall have the meaning ascribed to it in Section 11.2.3(a) hereof.

         "Closing" shall have the meaning ascribed to it in Section 9.1 hereof.

         "Closing Date" shall have the meaning ascribed to it in Section 9.1 hereof.

         "Contract" shall mean any agreement, contract, note, lease, evidence of indebtedness, purchase order, letter of credit, indenture, security or pledge agreement, franchise agreement, undertaking, covenant not to compete, employment agreement, license, instrument, obligation, commitment, course of dealing or practice, understanding or arrangement, whether written or oral, to which a particular Person is a party or is otherwise bound.

         "Contract  Terminations"  shall  have  the  meaning  ascribed  to it in
Section 7.9 hereof.

         "Copyrights" shall mean registered copyrights, copyright applications and unregistered copyrights.

         "Default" shall mean any breach, default and/or other violation, and/or the occurrence of any event that with or without the passage of time or the giving of notice or both would constitute a breach, default or other violation, under, or give any Person the right to accelerate, terminate or renegotiate, any Contract.

         "Delaware Statute" shall have the meaning ascribed to it in the Recitals of this Agreement.

         "Derivative Securities" shall mean warrants, options, rights, shares of capital stock, evidences of indebtedness, or other securities, which are convertible, exercisable or exchangeable into shares of common stock.

         "Effective Time" shall have the meaning ascribed to it in Section 2.2 hereof.

         "ERISA" shall have the meaning ascribed to it in Section 3.20 hereof.

         "Escrow Agent" shall have the meaning ascribed to it in Section 13.1 hereof.

         "Escrow  Agreement"  shall have the  meaning  ascribed to it in Section
13.1 hereof.

         "Escrow Deposit" shall have the meaning ascribed to it in Section 13.1 hereof.

         "Escrow Fund" shall have the meaning ascribed to it in Section 13.1 hereof.

         "Exchange Act" shall mean the Securities Exchange Act of 1934, as amended.

         "Information" shall have the meaning ascribed to it in Section 13.2 hereof.

         "Inspectors" shall have the meaning ascribed to it in Section 12.1(h) hereof.

         "Liability" shall mean any direct or indirect liability, obligation, indebtedness, obligation, commitment, expense, claim, deficiency, guaranty or endorsement of or by any Person of any type, whether accrued, absolute, contingent, matured, unmatured or otherwise.

         "Lien" shall mean any claim, lien, pledge, option, charge, restriction, easement, security interest, deed of trust, mortgage, right-of-way, encroachment, building or use restriction, conditional sales agreement, encumbrance or other right of third parties, whether voluntarily incurred or arising by operation of law, and includes, without limitation, any agreement to give any of the foregoing in the future, and any contingent sale or other title retention agreement or lease in the nature thereof.

         "Material Adverse Change" shall mean a change that creates a Material Adverse Effect.

         "Material Adverse Effect" shall mean any material adverse effect on the business, properties, operations, assets, liabilities, condition (financial or otherwise), or prospects of Purchaser, on the one hand, or Target, on the other hand, as applicable.

         "Materials   of   Environmental   Concern"   shall   mean   pollutants,
contaminants, hazardous or noxious or toxic materials or wastes.

         "Merger" shall have the meaning ascribed to it in the Recitals of this Agreement.

         "Merger Consideration" shall have the meaning ascribed to it in Section 2.3(b) hereof.

         "Party" and "Parties" shall have the meanings ascribed to them in the heading of this Agreement.

         "Patents" shall mean all patents, patent applications, registered designs and registered design applications.

         "Permits" shall mean all licenses, permits, franchises, approvals, authorizations, consents, decrees or orders of, or filings with, any and all Bodies.

         "Person" shall mean and include an individual, a partnership, a joint venture, a corporation, a limited liability company, a limited liability partnership, a trust, an unincorporated organization, any other business organization and a government or other department or agency thereof.

         "PLRX Plan" shall have the meaning ascribed to it in the Recitals of this Agreement.

         "Potential Offeror" shall have the meaning ascribed to it in Section 5.1(f) hereof.

         "Potential Purchaser Transaction" shall have the meaning ascribed to it in Section 5.2(f) hereof.

         "Potential Target Transaction" shall have the meaning ascribed to it in
Section 5.1(f) hereof.

         "Proprietary Rights" shall mean Copyrights, Patents, Trademarks, other technology rights and licenses, computer software (including, without limitation, any source or object codes thereof or documentation relating thereto), trade secrets, franchises, inventions, designs, specifications, plans, drawings, data bases, know-how, domain names, world wide web addresses and other intellectual property rights used or under development.

         "Purchaser" shall have the meaning ascribed to in the heading of this Agreement.

         "Purchaser Balance Sheet" shall mean the balance sheet of Purchaser as of the Purchaser Balance Sheet Date which is included as part of the Purchaser Financial Statements.

         "Purchaser Balance Sheet Date" shall mean December 31, 2001.

         "Purchaser  Business"  shall  have the  meaning  as  ascribed  to it in
Section 4.15 hereof.

         "Purchaser  Common  Stock"  shall have the  meaning  ascribed  to it in
Section 2.3(a) hereof.

         "Purchaser Expenses Statement" shall have the meaning ascribed to it in
Section 9.2(e) hereof.

         "Purchaser Expenses" shall mean the reasonable expenses of Purchaser relating to the negotiation, documentation, and consummation of the Transaction, including, but not limited to, the following categories of expenses with the indicated estimated maximum amounts:

                                                                                 Estimated
         Category of Purchaser Expenses                                          Maximum Amount
         ------------------------------                                          --------------
1.       Fees and expenses of Wunderlich Securities, Inc. (or another investment banking  firm  reasonably  acceptable  to  Purchaser)  relating  to the
         issuance of a fairness opinion regarding the Transaction.                    $  35,000

2.       Fees and  expenses  of Baker,  Donelson,  Bearman & Caldwell  (or other legal  counsel  reasonably  acceptable  to  Purchaser)  relating to the
         Transaction;  this  Agreement  and any and all  related  documents  and instruments;  all press releases issued by Purchaser in connection with the  Transaction;  all periodic  reports on Form 8-K,  10-Q,  and 10-K, amendments  thereto,  and  notifications of late filing thereof on Form
         12b-25  filed by Purchaser  with the SEC;  and all other legal  matters
         relating to the Transaction.                                                 $  50,000

3.       Fees and expenses of the Escrow Agent under the Escrow Agreement.            $   3,000

4.       Fees and expenses for the preparation of Purchaser's 2001 tax returns.       $   4,800

5.       Fees and expenses for the audit of the Purchaser Financial Statements.       $  15,000

6.       Franchise taxes payable to Delaware and other states, fees and expenses to  obtain  evidence  of  existence  and  good  standing,  and fees and
         expenses of registered agents.                                               $  17,500

7.       Travel  expenses of  Purchaser's  employees and agents  relating to the
         Transaction.                                                                 $   5,000

8.       Fees and expenses relating to issuance of press releases by Purchaser        $   3,000

9.       Fees and expenses of Purchaser's  transfer agent (i.e.,  Equiserve) and other companies providing stockholder services (e.g.,  Depository Trust
         Company and Corporate Investor Communications).                              $  10,000

10.      Expenses  from any  category of  Purchaser  Expenses  listed above that
         Purchaser paid directly (as opposed to from the Escrow Fund), for which
         Purchaser shall be reimbursed.                                                 Unknown

Purchaser has estimated in good faith the maximum amount of each of the above categories of Purchaser Expenses. However, it is possible that the actual amount of any one or more categories of Purchaser Expenses could exceed the estimated maximum amounts set forth above. For example, while the costs of the preparation of Purchaser's 2001 tax return and the audit of the Purchaser Financial Statements are not expected to exceed a total of $20,000, they could cost as much as $30,000 depending upon the unique requirements of the Transaction. Purchaser shall use its best efforts to minimize the Purchaser Expenses and shall confer with Target in that regard, but regardless of estimate or expectation by either Party, Target shall be responsible for and pay when due the actual amounts of all the Purchaser Expenses up to an aggregate of $200,000.

         "Purchaser Financial Statements" shall mean the financial statements of Purchaser as of the Purchaser Balance Sheet Date and for the year ended December 31, 2001, consistent with those presented in the SEC Reports.

         "Purchaser Indemnified Parties" shall have the meaning ascribed to it in Section 11.2.1. hereof.

         "Purchaser Listed  Agreements" shall have the meaning ascribed to it in
Section 4.14 hereof.

         "Records" shall have the meaning ascribed to it in Section 12.1(h) hereof.

         "Registrable  Securities"  shall  have the  meaning  ascribed  to it in
Section 12.1(a)(i) hereof.

         "Registration Period" shall have the meaning ascribed to it in Section 12.1(b) hereof.

         "Registration  Statement"  shall  have the  meaning  ascribed  to it in
Section 12.1(a)(i) hereof.

         "Resigned Purchaser Directors" shall have the meaning ascribed to it in
Section 5.2(g) hereof.

         "Restricted Purchaser Common Stock" shall have the meaning ascribed to it in Section 2.3(a) hereof.

         "Restricted Target Common Stock" shall have the meaning ascribed to it in Section 2.3(a) hereof.

         "Revelation" shall have the meaning ascribed to it in Section 10.6 hereof.

         "SEC" shall mean the United States Securities and Exchange Commission.

         "SEC Reports" shall have the meaning ascribed to it in Section 4.24 hereof.

         "Securities Act" shall mean the Securities Act of 1933, as amended.

         "Surviving  Corporation"  shall  have  the  meaning  ascribed  to it in
Section 2.1(a) hereof.

         "Target" shall have the meaning ascribed to it in the heading of this Agreement.

         "Target Balance Sheet" shall mean the balance sheet of Target as of the Target Balance Sheet Date which is included as part of the Target Financial Statements.

         "Target Balance Sheet Date" shall mean December 31, 2001.

         "Target Common Stock" shall have the meaning ascribed to it in Section 2.3(a) hereof.

         "Target Financial Statements" shall mean the financial statements of Target as of the Target Balance Sheet Date and for the year ended December 31, 2001.

         "Target Holders" shall have the meaning ascribed to it in Section 12.1(a)(i) hereof.

         "Target  Indemnified  Parties" shall have the meaning ascribed to it in
Section 11.2.2 hereof.

         "Target  Listed  Agreements"  shall have the meaning  ascribed to it in
Section 3.14 hereof.

         "Trademarks"  shall  mean  all  registered   trademarks  and  trademark
applications.

         "Transaction" shall mean the Merger, the manner of the conversion and exchange of the Target Common Stock and Acquisition Sub Common Stock pursuant to the Merger, and all other transactions contemplated by the Agreement.

         WITNESS the execution and delivery of this Agreement on the date first above written.


                              PLANETRX.COM, INC.


                              By:/s/ Michael Beindorff
                                 ------------------------------------
                                 Michael Beindorff
                                 Chairman and Chief Executive Officer



                              PARAGON HOMEFUNDING, INC.


                              By:/s/ John Brink
                                 -------------------------------------
                                 John Brink
                                 Chief Executive Officer and President



                              PHI ACQUISITION CORP.


                              By: /s/ Michael Beindorff
                                 ------------------------------------
                                 Michael Beindorff
                                 President