Form 10-Q
period 2002-06-30
PLANETRX COM
filed 2002-10-11
CIK 1089979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                           2207 Sawgrass Village Drive
                           Ponte Vedra Beach, Fl 32082
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (904) 285-0000


Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at October 7, 2002
           -----                                ------------------------------

   Common Stock, $0.0001 par value                           62,192,744


                                Table of Contents


PART I.   FINANCIAL INFORMATION                                                                            PAGE

Item 1.   Financial Statements                                                                               1

          Balance Sheets at June 30, 2002                                                                    1
          (unaudited) and December 31, 2001

          Statements of Operations (unaudited) for the Three and Six Months                                  2
          Ended June 30, 2002 and Period From Inception (August 3, 2001)
          Through June 30, 2002

          Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2002                        3
          and Period From Inception (August 3, 2001) Through June 30, 2002

          Notes to Financial Statements                                                                      4

 Item 2.  Management's Discussion and Analysis of Financial                                                  6
          Condition and Results of Operations

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                         8

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                                                                 9

 Item 2.  Changes in Securities and Use of Proceeds                                                         9

 Item 3.  Defaults Upon Senior Securities                                                                   9

 Item 4.  Submission of Matters to a Vote of Security Holders                                               9

 Item 5.  Other Information                                                                                 10

 Item 6.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                  10

SIGNATURE                                                                                                   11


                                     PART I

ITEM 1.  FINANCIAL STATEMENTS


                               PLANETRX.COM, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                    (in thousands, except per share amounts)
                                                                                             June 30,            December 31,
                                                                                               2002                 2001
                                                                                            (Unaudited)
                                                                                       ------------------    ------------------
ASSETS
Current assets:
      Cash and cash equivalents                                                        $             204         $         --
      Deposits                                                                                         5
                                                                                       ------------------    ---------------------

         Total current assets                                                                        209                   --

      Property and equipment, net                                                                      1
                                                                                       -------------------   ---------------------
         Total assets                                                                  $             210         $         --
                                                                                       ===================   =====================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                                 $             155         $          42
      Accrued salaries and related benefits                                                          425                   154
      Accrued expenses                                                                                61
                                                                                          ----------------    ---------------------
         Total liabilities                                                                           641                   196

Commitments and contingencies (Note 5)

Stockholders' equity:
      Preferred Stock: issuable in series, $0.0001 par value;
      5,000 shares authorized; no shares issued and outstanding                                       --                    --
      Common Stock: $0.0001 par value; 200,000 shares authorized;
      61,734 and 33,822 shares issued and outstanding at June 30, 2002 and
      December 31, 2001, respectively                                                                  6                     3
      Additional paid-in capital                                                                     929                    --
      Subscriptions receivable                                                             (           2  )          (       3   )
      Deficit accumulated during the development stage                                     (       1,025  )          (     196   )
      Deferred compensation                                                                (         339  )
                                                                                       -------------------    ---------------------


         Total stockholders' equity                                                        (         431  )          (     196   )
                                                                                       -------------------    ---------------------

         Total liabilities and stockholders' equity                                    $             210         $          --
                                                                                       ===================    =====================

      The accompanying notes are an integral part of these financial statements.




                               PLANETRX.COM, INC.
                          (A Development Stage Company)
                            Statements of Operations
               (Unaudited, in thousands, except per share amounts)

                                                                                                                     Cumulative
                                                                                                                        From
                                                                                                                     Inception
                                                                 Three Months Ended        Six Months Ended       (August 3, 2001)
                                                                      June 30,                 June 30,            through June 30,

                                                                ---------------------    ---------------------
                                                                        2002                     2002                      2002
                                                                ---------------------    ---------------------     -----------------



Net revenue                                                     $             --         $              --         $           --


Operating expenses:
         Salaries, wages and related benefits                                157                       271                     425
         Professional fees                                                   218                       271                     296
         Non cash stock compensation                                          46                       261                     261
         General and administrative                                           19                        26                      43
                                                                -----------------        ------------------        -----------------


                  Total operating expenses                                   440                       829                   1,025

                                                                -----------------        ------------------        -----------------

Net loss available to common shareholders                       $    (       440 )      $   (          829 )      $   (      1,025 )
                                                                ==================       ==================       ==================


Basic and diluted net loss per share                            $   (       0.01  )     $   (        0.02  )
                                                                ==================       ==================


Weighted average shares used to compute basic and diluted
net loss per share                                                        42,804                    39,106
                                                                ==================       ==================



The accompanying notes are an integral part of these financial statements.



                               PLANETRX.COM, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                 (in thousands)

                                                                                                                         Period
                                                                                                                          From
                                                                                                                        Inception
                                                                                           Six Months Ended            (August 3,
                                                                                               June 30,                   2001)
                                                                                             (Unaudited)            through June 30,
                                                                                         ---------------------      ----------------

                                                                                                 2002                      2002
                                                                                         ---------------------      ----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                           $  (          829  )       $ (     1,025  )
      Adjustments to reconcile net loss to change in cash
         Depreciation                                                                                    1                      1
         Non cash stock compensation                                                                   261                    261
         Changes in assets and liabilities:
                  Deposits                                                                  (            5  )         (         5  )
                  Accounts payable                                                                     113                    155
                  Accrued salaries and related benefits                                                271                    425
                                                                                         ------------------         ----------------


                           Net cash used in operating activities                            (          188  )         (       188  )

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Purchase of property and equipment                                                    (            2  )         (         2  )

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of common stock                                                       394                    394
                                                                                          -------------------       ----------------

Increase in cash and cash equivalents                                                                  204                    204
Cash and cash equivalents at beginning of period                                                        --                     --
                                                                                          -------------------      -----------------


Cash and cash equivalents at end of period                                               $             204          $         204
                                                                                          ===================       ================


Non cash effect of merger, assumption of certain liabilities (Note 1)                                   61                     61

The accompanying notes are an integral part of these financial statements.


                               PLANETRX.COM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
               (Unaudited, in thousands, except per share amounts)

1.       The Company and Basis of Presentation

The Company

On May 31, 2002 PlanetRx.com ("PlanetRx" or the "Company"), a public shell company, merged with Paragon Homefunding, Inc., ("Paragon") a privately held, development stage company based in Ponte Vedra Beach, Florida, that intends to enter the financial services market through acquisitions. For accounting purposes, the transaction has been treated as a recapitalization of Paragon with Paragon viewed as the acquirer in a reverse acquisition. As a result, the financial statements presented before the merger are those of Paragon. The historical stockholders' equity of Paragon prior to the merger has been retroactively restated for the equivalent number of shares received in the merger by Paragon after giving effect to the difference in par value of the PlanetRx's and Paragon's stock with the difference recorded as paid-in capital. Also, as a result of the Merger, Paragon also assumed approximately $61 of PlanetRx's accrued liabilities for legal services. Paragon was incorporated in Delaware on August 3, 2001. We are a development stage company that has recorded no revenue since inception. Accordingly, we have no operating history and prior periods do not exist for comparison to the periods presented. These financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," to recognize the fact that the Company is devoting substantially all of its efforts to establishing a new business and planned principal operations have not commenced.

PlanetRx was incorporated in Delaware on March 31, 1995 and operated as an online healthcare destination for commerce, content and community. The Company closed its online health store in March 2001 and shortly thereafter began the process of liquidating and dissolving the Company. The merger with Paragon completed this process.

Pursuant to the merger, a wholly-owned subsidiary of the Company merged with and into Paragon, and the Company issued approximately 55,561 shares of common stock to the Paragon stockholders equaling 90% of the total outstanding shares of the Company's common stock immediately after the merger. As a result, the then existing stockholders of the Company saw their ownership stake reduced from 100% to 10% of the outstanding common stock. As a result of the merger, Paragon also assumed approximately $61 of PlanetRx's accrued liabilities for legal services. There could be further dilution of this interest following the merger in the event that the Company issues additional shares of common stock. Paragon's management has assumed control of the Company. Paragon has no operating history and we give no assurance when or if we will ever commence operations. Thus, our ability to continue to exist will depend on a number of factors, including the ability to secure adequate sources of capital as well as locating and funding acquisitions of suitable companies.

The accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results to be expected for the full fiscal year or any future period. The information included in this Form 10-Q should be read in conjunction with the 2001 audited financial statements and notes thereto included herewith.

2.       Net Loss per Share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and common equivalent shares if dilutive. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), and the common shares outstanding subject to repurchase. The periods presented below exclude common equivalent shares, as the effect of such shares on a weighted average basis is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                                                                       Period
                                                                                                                    From Inception
                                                                                                                     (August 3,
                                                                Three Months Ended        Six Months Ended              2001)
                                                                     June 30,                 June 30,            through June 30,
                                                               ----------------------    -------------------     -------------------

                                                                       2002                     2002                    2002
                                                               ----------------------    -------------------     -------------------

Numerator: Net loss available to common shareholders           $   (        440  )       $   (       829  )      $  (        1,025 )

Denominator: Weighted average common shares                              42,804                   39,106                    35,849

                                                               ----------------------    -------------------     -------------------

Basic and diluted net loss per share                           $   (       0.01  )       $   (      0.02  )      $  (         0.03 )
                                                               ======================    ===================     ===================


3.       Accrued Salaries and Related Benefits

The Company has entered into employment agreements with its executive officers. All executive officers have elected to defer receipt of the salaries, benefits and other items due them pursuant to such contracts until the Company acquires sufficient operating capital through the acquisition of operating companies, fundraising or both. At June 30, 2002 and December 31, 2001 the Company had accrued $425 and $154 pursuant to these contracts, respectively.

4.       Stockholders' Equity

The Company has been seeking capital through the sale of its common stock via private placement transactions. During February, March and May of 2002 the Company sold 10,783 shares of common stock for approximately $394 to private investors.

In March 2002 the Company and the founding shareholders issued 16,432 shares of restricted and unrestricted common stock to its Chief Executive Officer, John W. Brink in connection with his employment agreement. As a result of the issuance of 5,477 shares of unrestricted stock the Company recorded $200 of non-cash stock compensation in March 2002. Of the restricted shares, 8,216 were to vest over time with the value of the stock award amortized over the appropriate vesting period. The remaining 2,739 restricted shares were to vest upon the Company's initial acquisition, with a compensation charge recorded based on the market value of the stock at the time of the acquisition. These shares have been recorded as issued and outstanding at June 30, 2002 and $400 of deferred compensation has been recorded in stockholders' equity

On July 16, 2002 Mr. Brink resigned as Chief Executive Officer of the Company. In connection with his resignation he rescinded and cancelled the above mentioned stock grant as well as all options that he had been granted. Pursuant to the terms of the merger agreement, the shares given to Mr. Brink by the founding shareholders were returned to them and the remaining shares were reallocated to the shareholders that existed at the time of the merger described above.

5.       Commitments and Contingencies

On March 27, 2001, SDR Investors, LP filed a lawsuit against PlanetRx, certain underwriters of the Company's initial public offering in October 1999 (the "IPO"), and certain former and current directors of the Company. Named as additional defendants in the suit, which was filed in the United States District Court for the Southern District of New York, are The Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and Salomon Smith Barney, Inc., each of which was an underwriter of the IPO; William J. Razzouk and Christos M. Cotsakos, who are former directors of the Company; and David M. Beirne and Michael Moritz, who were current directors of the Company at the time the complaint was filed, but are now former directors of the Company. Between April 19, 2001 and May 4, 2001, five virtually identical additional complaints were filed. One of the additional complaints also names as defendants Hambrecht & Quist LLC, William Blair & Co. LLC, Bear Stearns & Co., Inc., additional underwriters of the IPO, Morgan Stanley Dean Witter & Co. Incorporated and Credit Suisse First Boston Corp., which were not underwriters of the IPO, and Steve Valenzuela, a former officer of the Company. The suits generally allege that the defendants violated federal securities laws by not disclosing certain actions allegedly taken by the underwriter defendants in connection with the IPO. The suits allege specifically that the underwriter defendants, in exchange for the allocation to their customers of shares of the Company's common stock sold in the IPO, solicited and received from their customers undisclosed commissions on transactions in other securities and required their customers to purchase additional shares of the Company's common stock in the aftermarket at pre-determined prices that were above the IPO price. The suits seek unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company's common stock between October 6, 1999, and December 6, 2000. The Action, which is being coordinated with several hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York. A motion to dismiss addressing issues common to the companies and individuals sued in this action was filed on July 15, 2002. As of the date hereof, the Company is unable to predict the outcome of the suit and its ultimate effect, if any, on the Company's financial condition, results of operations or cash flows.

On June 19, 2001, vTraction, Inc. filed a complaint for breach of contract in the Chancery Court of Tennessee for the Thirtieth Judicial District at Memphis alleging that the Company entered into an oral agreement with vTraction to sell certain equipment and later reneged, and claiming damages in an amount including, but not limited to, the difference between the price agreed to in the alleged oral contract and the market price of the equipment. The Company has filed an answer asserting the affirmative defenses of failure of consideration and statute of frauds and denying the existence of an oral contract. As of the date hereof, the Company is unable to predict the outcome of the suit and its ultimate effect, if any, on the Company's financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information contained in the matters set forth in this Quarterly Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. PlanetRx cautions readers that certain important factors may affect the PlanetRx's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this item and elsewhere in this Quarterly Report, or which are otherwise made by or on behalf of PlanetRx. For this purpose, any statements contained in this Current Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as may, will, expect, believe, explore, consider, anticipate, intend, could, estimate, plan, or continue or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect PlanetRx's results include, but are not limited to the risks and uncertainties associated with the following:

o our ability to raise capital necessary to sustain our operations and implement our business plan,

o    our ability to implement our business plan,

o our ability to obtain regulatory permits and approvals to operate in the financial services area,

o    our  ability  to  identify  and  complete   acquisitions  and  successfully
     integrate the businesses we acquire, if any,

o changes in the real estate market, interest rates or the general economy of the markets in which we operate,

o    our ability to employ and retain qualified management and employees,

o changes in government regulations that are applicable to our regulated brokerage, lending and property management businesses,

o general volatility of the capital markets and the establishment of a market for our shares,

o    changes in the demand for our services,

o    the degree and nature of our competition,

o    our ability to generate sufficient cash to pay our creditors, and

o disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political events.

PlanetRx is also subject to other risks detailed herein or detailed from time to time in PlanetRx's Securities and Exchange Commission filings.

History and Recent Events

Paragon was incorporated in Delaware in August 2001 and our headquarters are located in Ponte Vedra Beach, Florida. We intend to enter the financial services industry through a series of acquisitions and initially plan to pursue the acquisition of companies who originate or broker residential mortgages. We believe our acquisition candidates would be willing to be acquired in exchange for securities of a publicly traded company and, as a result, subsequent to incorporation Paragon began to pursue the acquisition of a public company. On April 26, 2002, we announced that we had entered into a definitive agreement to merge with Paragon. Prior to commencing liquidation, PlanetRx was a leading online healthcare destination for commerce, content and community. The merger was completed on May 31, 2002. Pursuant to the merger, a wholly-owned subsidiary of PlanetRx merged with and into Paragon, and we issued shares of common stock to the Paragon stockholders equaling 90% of the total outstanding shares of PlanetRx's common stock immediately after the merger. As a result, PlanetRx's then existing stockholders saw their ownership stake reduced from 100% to 10% of the outstanding common stock. There could be further dilution of this interest following the merger in the event that we issue additional shares of common stock. Paragon's management has assumed control of PlanetRx. For accounting purposes, the transaction has been treated as a recapitalization of Paragon with Paragon viewed as the acquirer in a reverse acquisition. As a result, the financial statements presented before the merger are those of Paragon.

As discussed above, we plan to acquire companies in the financial services market and have initially targeted companies that specialize in originating or brokering residential home mortgages. To date we have raised approximately $394,000 through the sale of common stock to individual investors. We are a development stage company that has recorded no revenue since inception. Accordingly, we have no operating history and prior periods do not exist for comparison to the periods presented.

Results of Operations

For the Three Months ended June 30, 2002

Net Revenue

Net revenues were zero the three months ended June 30, 2002.

Operating Expenses

Salaries, wages and related expenses. For the three months ended June 30, 2002 salaries, wages and related expenses were $157,000. These are primarily related to salaries accrued for the executive officers pursuant to employment agreements. Such officers have elected to defer receipt of the accrued amounts until we acquire businesses with cash flow sufficient to pay the amounts or when sufficient additional capital is secured.

Professional fees. For the three months ended June 30, 2002 professional fees were $218,000 and primarily relate to legal and accounting fees incurred in connection with the merger with Paragon.

Non cash stock compensation. For the three months ended June 30, 2002 non cash stock compensation costs were $46,000 and relate to the amortization of a restricted stock awarded to the Chief Executive Officer.

General and Administrative expenses. For the three months ended June 30, 2002, general and administrative expenses were $19,000 and relate to the operation and maintenance of the corporate offices.

For the Six Months Ended June 30, 2002

Net Revenue

Net revenues were zero for the six months ended June 30, 2002.

Operating Expenses

Salaries, wages and related expenses. For the six months ended June 30, 2002 salaries, wages and related expenses were $271,000. These are primarily related to salaries accrued for the executive officers pursuant to employment agreements. As discussed above, such amounts will be deferred until we acquire businesses with cash flow sufficient to pay the amounts or when sufficient additional capital is secured.

Professional fees. For the six months ended June 30, 2002 professional fees were $271,000 and primarily relate to legal and accounting fees incurred in connection with the merger with Paragon.

Non cash stock compensation. For the six months ended June 30, 2002 non cash stock compensation costs were $261,000 and relate to the granting of stock to the Chief Executive officer and the amortization of a restricted stock awarded to the Chief Executive Officer.

General and Administrative expenses. For the six months ended June 30, 2002, general and administrative expenses were $26,000 and relate to the operation and maintenance of the corporate offices.

Liquidity and Capital Resources

We invest excess cash predominantly in instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. At June 30, 2002, we had cash and cash equivalents totaling approximately $204,000.

Net cash used in operating activities was approximately $188,000 since we were formed in August 2001 and primarily represent the payment of legal and accounting fees. As discussed above, we have raised approximately $394,000 from the issuance of common stock to individual investors. As of June 30, 2002 all of our executive officers have elected to defer receipt of any salaries and bonuses until sufficient additional capital is secured or we acquire a business with sufficient cash flow to allow us to continue our existence.

We have entered into a non-binding letter of intent to acquire a company in the financial services field. The proposed transaction contemplates, among other things, that PlanetRx will issue approximately 53,000,000 unregistered shares of common stock to the seller. We are currently negotiating the terms of definitive agreements and determining the ultimate structure of, and consideration in, the transaction. We cannot assure that this transaction will be entered into or closed.

There can be no guarantees that we will be successful in either securing additional capital or acquiring businesses with sufficient cash flow to allow us to continue our existence and execute our business plan.

We presently have no revenues, and we do not anticipate generating revenues from operations unless we close an acquisition of a company operating in the financial services industry. We will need to raise more capital to allow us to continue our existence and implement our business plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents. Due to the short-term nature of these instruments and our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk to us.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 27, 2001, SDR Investors, LP filed a lawsuit against PlanetRx, certain underwriters of the Company's initial public offering in October 1999 (the "IPO"), and certain former and current directors of the Company. Named as additional defendants in the suit, which was filed in the United States District Court for the Southern District of New York, are The Goldman Sachs Group, Inc., BancBoston Robertson Stephens, Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated, and Salomon Smith Barney, Inc., each of which was an underwriter of the IPO; William J. Razzouk and Christos M. Cotsakos, who are former directors of the Company; and David M. Beirne and Michael Moritz, who were current directors of the Company at the time the complaint was filed, but are now former directors of the Company. Between April 19, 2001 and May 4, 2001, five virtually identical additional complaints were filed. One of the additional complaints also names as defendants Hambrecht & Quist LLC, William Blair & Co. LLC, Bear Stearns & Co., Inc., additional underwriters of the IPO, Morgan Stanley Dean Witter & Co. Incorporated and Credit Suisse First Boston Corp., which were not underwriters of the IPO, and Steve Valenzuela, a former officer of the Company. The complaints have been consolidated into a single action and a consolidated amended complaint has been filed. The consolidated amended complaint names PlanetRx, Mr. Razzouk, Mr. Cotsakos, Mr. Beirne, Mr. Moritz, Mr. Valenzuela, Goldman Sachs, Robertson Stephens (as successor to BancBoston), BancBoston, J.P. Morgan (as successor to Hambrecht & Quist LLC), Hambrecht & Quist LLC, William Blair & Co. LLC, Bear Stearns & Co., Inc., Merrill Lynch, Pierce, Fenner & Smith, Incorporated and Salomon Smith Barney, Inc. as defendants. The action generally alleges that the defendants violated federal securities laws by not disclosing certain actions allegedly taken by the underwriter defendants in connection with the IPO. The action alleges specifically that the underwriter defendants, in exchange for the allocation to their customers of shares of the Company's common stock sold in the IPO, solicited and received from their customers undisclosed commissions on transactions in other securities and required their customers to purchase additional shares of the Company's common stock in the aftermarket at pre-determined prices that were above the IPO price. The action seeks unspecified monetary damages and certification of a plaintiff class consisting of all persons who acquired shares of the Company's common stock between October 6, 1999, and December 6, 2000. The action is being coordinated with over three hundred other nearly identical actions filed against other companies before one judge in the U.S. District Court for the Southern District of New York. A motion to dismiss addressing issues common to the companies and individuals sued in these actions was filed on July 15, 2002. As of the date hereof, we are unable to predict the outcome of the suit and its ultimate effect, if any, on the Company's financial condition, results of operations, or cash flows.

On June 19, 2001, vTraction, Inc. filed a complaint for breach of contract in the Chancery Court of Tennessee for the Thirtieth Judicial District at Memphis alleging that PlanetRx entered into an oral agreement with vTraction to sell certain equipment and later reneged, and claiming damages in an amount including, but not limited to, the difference between the price agreed to in the alleged oral contract and the market price of the equipment. We have filed an answer asserting the affirmative defenses of failure of consideration and statue of frauds and denying the existence of an oral contract. As of the date hereof, we are unable to predict the outcome of the suit and its ultimate effect, if any, on the Company's financial condition, results of operations, or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

The following amends and restates, in its entirety, Item 7 of PlanetRx.com, Inc.'s (the "Company" or "PlanetRx") Form 8-K dated and filed June 17, 2002 (the "Form 8-K") pursuant to which, on May 31, 2002, a change in control of PlanetRx occurred as a result of the closing of the announced Agreement and Plan of Merger dated April 22, 2002 among PlanetRx, PHI Acquisition Corp., and Paragon Homefunding, Inc.

Form 8-K ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS

     (a)  Financial statements of businesses acquired

          Audited financial statements of Paragon Homefunding, Inc., as of and for the period from inception (August 3, 2001) to December 31, 2001 and the independent accountants report thereon, are attached hereto as
          Exhibit 99.1.

          Unaudited   condensed   interim   financial   statements   of  Paragon
          Homefunding, Inc., as of March 31, 2002 are attached hereto as Exhibit 99.2.

     (b)  Exhibits

          99.1 Audited financial statements of Paragon Homefunding, Inc., as of and for the period from inception (August 3, 2001) to December 31, 2001, and the independent accountants report thereon, filed herewith.

          99.2 Unaudited condensed interim financial statements of Paragon Homefunding, Inc,, as of March 31, 2002 filed herewith.



ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Exhibits

     The document listed in the Exhibit Index following the signature page of this report is filed as part of this report.

     (b) Reports on Form 8-K

     The Company filed a current report on Form 8-K on June 17, 2002 for an event dated May 31, 2002 with the Securities and Exchange Commission under items 1, 2 and 7 that it had completed a merger with Paragon Homefunding, Inc.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 PLANETRX.COM, INC.


                                              By:  /s/ Steven A. Burleson
                                                  -----------------------------
                                                  Steven A. Burleson
                                                  Chief Executive Officer and
                                                  Principal Accounting Officer




Date:   October 8, 2002

                                  CERTIFICATION
                                      UNDER
                                   SECTION 302
                                     OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Steven A. Burleson, being the Chief Executive Officer and principal accounting officer of PlanetRx.com, Inc., a Delaware corporation (PlanetRx), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2002 of PlanetRx;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated:  October 8, 2002

                                                 /s/ Steven A. Burleson
                                                --------------------------
                                                  Steven A. Burleson
                                                  Chief Executive Officer and
                                                  Principal Accounting Officer

                                  EXHIBIT INDEX

Exhibit
Number                         Description of Exhibit
----------------     -----------------------------------------------------------


       2       Agreement  and Plan of Merger dated as of April 22,  2002,  among
               PlanetRx.com,   Inc.,  PHI   Acquisition   Corp.,   and   Paragon
               Homefunding, Inc.*

     99.1 Audited financial statements of Paragon Homefunding, Inc., as of and for the period from inception (August 3, 2001) to December 31, 2001, and the independent auditors' report thereon, filed herewith.

     99.2 Unaudited condensed interim financial statements of Paragon Homefunding, Inc., as of March 31, 2002 filed herewith




-------------
* Incorporated herein by reference to Exhibit 2 to PlanetRx's Quarterly Report on Form 10-Q for the period ended March 31, 2002.