Form 10-Q
period 2002-09-30
PLANETRX COM
filed 2002-11-13
CIK 1089979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                  Outstanding at November 13, 2002
       -----                                  --------------------------------

Common Stock, $0.0001 par value                         62,192,739


                                Table of Contents


PART I.             FINANCIAL INFORMATION                                                                        PAGE

    Item 1.         Financial Statements                                                                        1

                    Balance Sheets at September 30, 2002                                                        1
                    (unaudited) and December 31, 2001

                    Statements of Operations (unaudited) for the Period From Inception (August 3,               2
                    2001) Through September 30, 2001, the Three and Nine Months Ended September
                    30, 2002,  and the Period From Inception (August 3, 2001) Through September
                    30, 2002

                    Statements of Cash Flows (unaudited) for the Period From Inception (August 3,               3
                    2001) Through September 30, 2001, the Nine Months Ended September 30, 2002, and
                    the Period From Inception (August 3, 2001) Through September 30, 2002

                    Notes to Financial Statements (unaudited)                                                   4

    Item 2.         Management's Discussion and Analysis of Financial                                           6
                    Condition and Results of Operations

    Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                  8

    Item 4.         Controls and Procedures

PART II.            OTHER INFORMATION

    Item 1.         Legal Proceedings                                                                           9

    Item 2.         Changes in Securities and Use of Proceeds                                                   9

    Item 3.         Defaults Upon Senior Securities                                                             9

    Item 4.         Submission of Matters to a Vote of Security Holders                                         9

    Item 5.         Other Information                                                                           10

    Item 6.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K                            10

SIGNATURE                                                                                                       11

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                               PLANETRX.COM, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                    (in thousands, except per share amounts)

                                                                           September 30,              December 31,
                                                                               2002                       2001
                                                                            (Unaudited)
                                                                       ----------------------    ------------------------
ASSETS
Current assets:
      Cash and cash equivalents                                           $     96                  $   --
      Deposits and refunds receivable                                           30
      Prepaid assets                                                            10
                                                                                --                  ---------
         Total current assets                                                  136                      --

      Property and equipment, net                                                1
                                                                                 -                  ---------
         Total assets                                                     $    137                  $   --
                                                                          ========                  =========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                                    $    158                  $   42
      Accrued salaries and related benefits                                    464                     154
      Accrued expenses                                                          56
                                                                                --                  -------
         Total liabilities                                                     678                     196

Commitments and contingencies (Note 5)

Stockholders' equity:
      Preferred Stock: issuable in series, $0.0001 par value;
      5,000 shares authorized; no shares issued and outstanding                 --                     --
      Common Stock: $0.0001 par value; 200,000 shares authorized;
      62,193 and 33,822 shares issued and outstanding at September 30,
      2002 and December 31, 2001, respectively                                   5                      3
      Additional paid-in capital                                               602                     --
      Subscriptions receivable                                                  (2)                    (3)
      Deficit accumulated during the development stage                      (1,146)                  (196)
                                                                            ------                   ----
         Total stockholders' equity                                           (541)                  (196)
                                                                              ----                   ----
         Total liabilities and stockholders' equity                       $    137                  $  --
                                                                          ========                  =====

   The accompanying notes are an integral part of these financial statements.

                               PLANETRX.COM, INC.
                          (A Development Stage Company)
                      Statements of Operations
                                  (unaudited)
                    (in thousands, except per share amounts)

                                                                                                                      Cumulative
                                                  Period                                                                 From
                                              From Inception                                                          Inception
                                             (August 3, 2001)                                                       (August 3, 2001)
                                            through September       Three Months Ended       Nine Months Ended          through
                                                   30,                September 30,            September 30,         September 30,
                                            -------------------    ---------------------    ---------------------    ---------------
                                                   2001                    2002                     2002                 2002
                                            -------------------    ---------------------    ---------------------    ---------------
Net revenue                                  $     --                $     --                $      --               $   --


Operating expenses:
   Salaries and related benefits                   61                      39                      310                   464
   Professional fees                               --                      44                      315                   340
   Non cash stock compensation
      expense (income)                             --                     (15)                     246                   246
   General and administrative                      16                      53                       79                    96
                                                ----------------         ------------------    ------------------    ----------
      Total operating expenses                     77                     121                      950                 1,146
                                                ----------------         ------------------    ------------------    ----------
Net loss available to common                 $    (77)               $   (121)              $     (950)              $(1,146)
shareholders

Basic and diluted net loss per share         $    (--)               $    (--)              $    (0.02)
                                            =================       ==================      ================

Weighted average shares used to compute
basic and diluted net loss per share           38,206                  62,143                   53,087
                                            ================         =================      ================



The accompanying notes are an integral part of these financial statements.

                               PLANETRX.COM, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                   Period
                                                                    From                                              Period
                                                                 Inception                                             From
                                                                 (August 3,                                         Inception
                                                                   2001)                                            (August 3,
                                                             through September       Nine Months Ended                2001)
                                                                    30,                September 30,          through September 30,
                                                             -------------------    ---------------------     ----------------------
                                                                    2001                    2002                       2002
                                                             -------------------    ---------------------     ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                               $  (    77 )            $  (  950)                   $  (1,146)
      Adjustments to reconcile net loss to change in cash
         Depreciation                                                                        1                            1
         Non cash stock compensation                                                       246                          246
         Changes in assets and liabilities:
                  Deposits                                                              (    5  )                    (    5  )
                  Prepaid assets                                                        (   10  )                    (   10  )
                  Accounts payable & accrued expenses                16                    112                          154
                  Accrued salaries and related benefits              61                    310                          464
                                                             ----------------      ------------------        --------------------

                           Net cash used in operating
                            activities                              --                  (  296  )                    (  296  )

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Purchase of property and equipment                            --                  (    2  )                    (    2  )

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from issuance of common stock                    --                     394                          394
                                                             ----------------        --------------                  ------------
Increase in cash and cash equivalents                               --                      96                          96
Cash and cash equivalents at beginning of period                    --                      --                          --
                                                             ----------------       ----------------         --------------------
Cash and cash equivalents at end of period                   $      --               $      96                   $      96
                                                             ================       ================         ==================
Non cash effect of merger, assumption of certain
  net liabilities (Note 1)                                                                  36                          36


The accompanying notes are an integral part of these financial statements.

                               PLANETRX.COM, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                   (Unaudited)
                    (in thousands, except per share amounts)

1.       The Company and Basis of Presentation

The Company

On May 31, 2002 PlanetRx.com ("PlanetRx" or the "Company"), a public shell company, merged with Paragon Homefunding, Inc., ("Paragon") a privately held, development stage company based in Ponte Vedra Beach, Florida, that intends to enter the financial services market through acquisitions. For accounting purposes, the transaction has been treated as a recapitalization of Paragon with Paragon viewed as the acquirer in a reverse acquisition. As a result, the financial statements presented before the merger are those of Paragon. The historical stockholders' equity of Paragon prior to the merger has been retroactively restated for the equivalent number of shares received in the merger by Paragon after giving effect to the difference in par value of the PlanetRx's and Paragon's stock with the difference recorded as paid-in capital. Also, as a result of the merger, Paragon also assumed approximately $36 of PlanetRx's net liabilities. Paragon was incorporated in Delaware on August 3, 2001. We are a development stage company that has recorded no revenue since inception. Accordingly, we have no operating history and prior periods do not allow for comparison to the periods presented. These financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," to recognize the fact that the Company is devoting substantially all of its efforts to establishing a new business and planned principal operations have not commenced.

PlanetRx was incorporated in Delaware on March 31, 1995 and operated as an online healthcare destination for commerce, content and community. The Company closed its online health store in March 2001 and shortly thereafter began the process of liquidating and dissolving the Company. The merger with Paragon completed this process.

Pursuant to the merger, a wholly-owned subsidiary of the Company merged with and into Paragon, and the Company issued approximately 55,561 shares of common stock to the Paragon stockholders equaling 90% of the total outstanding shares of the Company's common stock immediately after the merger. There could be further dilution of this interest following the merger in the event that the Company issues additional shares of common stock. As a result, the then existing stockholders of the Company saw their ownership stake reduced from 100% to 10% of the outstanding common stock. As a result of the merger, Paragon also assumed approximately $36 of PlanetRx's net liabilities. Paragon's management has assumed control of the Company. Paragon has no operating history and we give no assurance when or if we will ever commence operations. Thus, our ability to continue to exist will depend on a number of factors, including the ability to secure adequate sources of capital as well as locating and funding acquisitions of suitable companies.

The accompanying unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, which, in the opinion of management, are necessary for the fair statement of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results to be expected for the full fiscal year or any future period. The information included in this Form 10-Q should be read in conjunction with the 2001 audited financial statements and notes thereto as filed with the Securities and Exchange Commission. The independent auditors report accompanying the Company's 2001 audited financial statement contains a qualification regarding the Company's ability to continue as a going concern.

2.       Net Loss per Share

Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and common equivalent shares if dilutive. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), and the common shares outstanding subject to repurchase. The periods presented below exclude common equivalent shares, as the effect of such shares on a weighted average basis is anti-dilutive. As of September 30, 2002, unexercised options to purchase up to 10,000 common shares were outstanding which, if exercised, could potentially be dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                Period
                                            From Inception
                                           (August 3,2001)         Three Months            Nine Months
                                               through                 Ended                  Ended
                                            September 30,           September 30,          September 30,
                                          -------------------    -------------------    ------------------
                                                 2001                   2002                  2002
                                          -------------------    -------------------    ------------------
Numerator: Net loss available to common   $  (         77  )     $  (       121   )     $  (       950  )
shareholders

Denominator: Weighted average
  common  shares                                   38,206                62,143                 53,087
                                          ----------------      ----------------        ---------------
Basic and diluted net loss per share      $  (         --  )     $  (        --   )     $  (      0.02  )
                                          ================       ================       ===============

3.       Accrued Salaries and related Benefits

The Company has entered into employment agreements with its executive officers. All executive officers have elected to defer receipt of the salaries, benefits and other items due them pursuant to such contracts until the Company acquires sufficient operating capital through the acquisition of operating companies, fundraising or both. During the three months ended September 30, 2002 the Company recorded approximately $107 of income in connection the resignation of an executive officer who elected not to receive amounts previously accrued during 2002. At September 30, 2002 and December 31, 2001 the Company had accrued $464 and $154 pursuant to these contracts, respectively.

4.       Stockholders' Equity

The Company has been seeking capital through the sale of its common stock via private placement transactions. During February, March and May of 2002 the Company sold 10,783 shares of common stock for approximately $394 to private investors.

In March 2002 the Company and the founding shareholders issued 16,432 shares of restricted and unrestricted common stock to its Chief Executive Officer, John W. Brink in connection with his employment agreement. As a result of the issuance of 5,477 shares of unrestricted stock the Company recorded $200 of non-cash stock compensation in March 2002. Of the restricted shares, 8,216 were to vest over time with the value of the stock award amortized over the appropriate vesting period. The remaining 2,739 restricted shares were to vest upon the Company's initial acquisition, with a compensation charge recorded based on the market value of the stock at the time of the acquisition. On July 16, 2002 Mr. Brink resigned as Chief Executive Officer of the Company. In connection with his resignation he rescinded and cancelled the above mentioned stock grant as well as all options that he had been granted. In accordance with Statement of Financial Accounting Standards Board No. 25, "Accounting for Stock Issued to Employees", the Company recorded $61 of income in order to reverse the effects of amounts previously recorded as expense for the amortization of unvested restricted stock forfeited by Mr. Brink. Also, pursuant to the terms of the merger agreement, the shares given to Mr. Brink by the founding shareholders were returned to them and the remaining shares were reallocated to the shareholders that existed at the time of the merger described above.

In July 2002 the Company issued 459 shares of common stock to certain consultants as consideration for their services. As a result, the Company recorded approximately $46 of non cash compensation expense during the three months ended September 30, 2002.

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

6.      Subsequent Events

On October 14, 2002 the Company entered into an Agreement and Plan of Merger pursuant to which a wholly owned subsidiary will merge into Mortgage Express, Inc., ("Mortgage Express"), which will result, if the Merger is consummated in Mortgage Express becoming our wholly owned subsidiary. Mortgage Express originated over $400 million in loans for 2001, conducts business in 25 states and has over 180 employees. This agreement provides that all of Mortgage Express's shares of common stock will automatically convert into 53,330 shares of common stock of PlanetRx, or approximately 46.2% of PlanetRx's common stock after the merger.

In connection with the merger, we will also issue two promissory notes to the principal of Mortgage Express. One is a collateralized non-recourse promissory note in the amount of $1,800 subject to adjustment based on the anticipated sale of real estate, which is owned by Mortgage express. This note will be payable on the earlier of the third anniversary of the date of the note or the date the real estate is sold. Payment of the note is collateralized by the real estate and the sole recourse of the holder in the event of non-payment is to the real estate. The second promissory note will be approximately $1,200 and is subject to adjustment based on the amount of certain marketable securities and other current assets of Mortgage Express at the time of closing. This note will be payable in four equal quarterly installments beginning on March 31, 2003.

The closing of the merger is subject to various customary conditions, including among other things, the receipt of permits and approvals required from appropriate state banking and lending regulatory authorities. The Company cannot predict when this transaction will close, if the conditions to closing will be fulfilled, or if the transaction will close at all.

On October 31, 2002 the Company entered into a non-binding letter of intent to acquire a company in the financial services field. The proposed transaction contemplates, among other things, that the Company will issue approximately 600,000 unregistered shares of common stock to the seller. The Company is currently negotiating the terms of definitive agreements and determining the ultimate structure of, and consideration in, the transaction. There are no assurances that this transaction will be entered into or closed.

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

o our ability to close the Agreement and Plan of Merger which we recently signed,

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

On October 14, 2002 we entered into an Agreement and Plan of Merger pursuant to which our wholly owned subsidiary will merge into Mortgage Express, Inc., resulting in Mortgage Express becoming our wholly owned subsidiary. Mortgage Express originated over $400 million in loans for 2001, is conducts business in 25 states and has over 180 employees. This agreement provides that all of Mortgage Express's shares of common stock will automatically convert into 53,329,735 shares of common stock of PlanetRx, or approximately 46.2% of PlanetRx's common stock after the merger.

In connection with the merger, we will also issue two promissory notes to the principal of Mortgage Express. One is a secured, non-recourse promissory note in the amount of $1,800,000, subject to adjustment based on the anticipated sale of real estate, which is owned by Mortgage Express. This note will be payable on the earlier of the third anniversary of the date of the note or the date the real estate is sold. Payment of the note is secured by the real estate and the sole recourse of the holder in the event of non-payment is to the real estate. The second promissory note will be approximately $1,200,000 and is subject to adjustment based on the amount of certain marketable securities and other current assets of Mortgage Express at the time of closing. This note will be payable in four equal quarterly installments beginning on March 31, 2003.

The closing of the merger is subject to various customary conditions, including among other things, the receipt of permits and approvals required from appropriate state banking and lending regulatory authorities. We cannot predict when we will close this transaction, if the conditions to closing will be fulfilled, and if we will close the transaction at all.

On October 31, 2002 we entered into a non-binding letter of intent to acquire a company in the financial services field. The proposed transaction contemplates, among other things, that we will issue approximately 600,000 unregistered shares of common stock to the seller. We are currently negotiating the terms of definitive agreements and determining the ultimate structure of, and consideration in, the transaction. We cannot assure that this transaction will be entered into or closed.

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

Results of Operations

Comparison of the three months ended September 30, 2002 and the period from inception (August 3, 2001) to September 30, 2001

Net Revenue

Net revenues were zero the three months ended September 30, 2002 and the period from inception (August 3, 2001) to September 30, 2001.

Operating Expenses

Salaries, wages and related expenses. For the three months ended September 30, 2002 and the period from inception (August 3, 2001) to September 30, 2001 salaries, wages and related expenses were $39,000 and $61,000, respectively. These are primarily related to salaries accrued for the executive officers pursuant to employment agreements. Such officers have elected to defer receipt of the accrued amounts until we acquire businesses with cash flow sufficient to pay the amounts or when sufficient additional capital is secured. The three months ended September 30, 2002 was favorably impacted when we recorded approximately $107 of income in connection the resignation of an executive officer who elected not to receive amounts previously accrued during 2002.

Professional fees. For the three months ended September 30, 2002 professional fees were $44,000 and primarily relate to legal and accounting fees incurred in connection with the audit of the year-end financial statements. There were no expenses for professional fees for the period from inception (August 3, 2001) to September 30, 2001.

Non cash stock compensation. For the three months ended September 30, 2002 income from non cash stock compensation was $15,000 and related primarily to income recorded in connection with the resignation of an executive officer. In July 2002 we recorded $61,000 of income in order to reverse amounts previously expensed for the year-to-date amortization of restricted stock granted in March 2002. This amount was offset by $46,000 recorded as expense related to the issuance of shares to certain consultants. For the period from inception (August 3, 2001) to September 30, 2001 there were no amounts recorded for non cash compensation costs.

General and Administrative expenses. For the three months ended September 30, 2002 and the period from inception (August 3, 2001) to September 30, 2001, general and administrative expenses were $53,000 and $16,000, respectively. These amounts relate to the operation and maintenance of the corporate offices as well as travel in support of the acquisition program.

Comparison of the nine months ended September 30, 2002 and the period from inception (August 3, 2001) to 2001

Net Revenue

Net revenues were zero for the nine months ended September 30, 2002 and the period from inception (August 3, 2001) to September 30, 2001.

Operating Expenses

Salaries, wages and related expenses. For the nine months ended September 30, 2002 and the period from inception (August 3, 2001) to September 30, 2001 salaries, wages and related expenses were $310,000 and $61,000, respectively. These are primarily related to salaries accrued for the executive officers pursuant to employment agreements. As discussed above, such amounts will be deferred until we acquire businesses with cash flow sufficient to pay the amounts or when sufficient additional capital is secured.

Professional fees. For the nine months ended September 30, 2002 professional fees were $315,000 and primarily relate to legal and accounting fees incurred in connection with the merger with Paragon. There were no expenses for professional fees for the period from inception (August 3, 2001) to September 30, 2001.

Non cash stock compensation. For the nine months ended September 30, 2002 non cash stock compensation costs were $246,000 and relate to the granting of stock to the Chief Executive officer and certain consultants, as well as the amortization of a restricted stock. For the period from inception (August 3, 2001) to September 30, 2001 there were no amounts recorded for non cash compensation costs.

General and Administrative expenses. For the nine months ended September 30, 2002 and the period from inception (August 3, 2001) to September 30, 2001, general and administrative expenses were $79,000 and $16,000, respectively and relate to the operation and maintenance of the corporate offices and travel in support of the acquisition program.

Liquidity and Capital Resources

We invest excess cash predominantly in instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. At September 30, 2002, we had cash and cash equivalents totaling approximately $96,000.

Net cash used in operating activities was approximately $296,000 since we were formed in August 2001 and primarily represent the payment of legal and accounting fees. As discussed above, we have raised approximately $394,000 from the issuance of common stock to individual investors. As of September 30, 2002 all of our executive officers have elected to defer receipt of any salaries and bonuses until sufficient additional capital is secured or we acquire a business with sufficient cash flow to allow us to continue our existence.

We have entered into an Agreement and Plan of Merger to acquire a company in the financial services field and a non-binding letter of intent to acquire another company in the financial services field. The proposed transactions are described above under the heading "History and Recent Events". We cannot assure that either of these transactions will close.

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

ITEM 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") who is also the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by PlanetRx in reports that it files under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

None

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Exhibits

The document listed in the Exhibit Index following the signature page of this report is filed as part of this report.

(b)   Reports on Form 8-K

None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PLANETRX.COM, INC.

                                             By: /s/ Steven A. Burleson
                                                ------------------------------
                                                 Steven A. Burleson
                                                 Chief Executive Officer and
                                                 Principal Accounting Officer




Date:   November 13, 2002

                               CERTIFICATION UNDER
                               SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Steven A. Burleson, being the Chief Executive Officer and principal accounting officer of PlanetRx.com, Inc., a Delaware corporation (PlanetRx), certify that:

1. I have reviewed this quarterly report on Form 10-Q of PlanetRx.com, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002               By: /s/ Steven A. Burleson
                                       ---------------------------------------
                                           Steven A. Burleson
                                           Chief Executive Officer and Principal
                                           Accounting Officer

                                  EXHIBIT INDEX

 Exhibit
Number                       Description of Exhibit
----------   ---------------------------------------------------------
    2        Agreement and Plan of Merger dated as of October 14, 2002, among
             PlanetRx.com, Inc., Paragon Homefunding, Inc., and Mortgage
             Express,Inc. The schedules and exhibits to thisdocument, which are listed in the table of contents of the document have been omitted from the filing