Form 10-K
period 2002-12-31
PARAGON FINANCIAL CORP
filed 2003-04-15
CIK 1089979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.


                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                        COMMISSION FILE NUMBER: 000-27437

                          PARAGON FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                        DELAWARE                            94-322773
            (State or other jurisdiction of             (I.R.S. Employee
             incorporation or organization)          Identification Number)
              5000 SAWGRASS VILLAGE CIRCLE
               PONTE VEDRA BEACH, FLORIDA                     32082
        (Address of principal executive offices)           (Zip Code)


                                 (904) 285-0000
               Registrant's telephone number, including area code

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK ($.0001 par value)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No Yes |X| No [ ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [ ] No |X|

        The aggregate market value of our common stock held by non-affiliates was approximately $2.9 million as of June 28, 2002, the last business day of our most recently completed second fiscal quarter (based upon the closing price for the common stock as reported on such date by the Nasdaq Over-The-Counter Bulletin Board). In making this calculation the issuer has assumed, without admitting for any other purpose, that all executive officers and directors of the registrant are affiliates.

        As of April 14, 2003, there were 116,146,478 shares of the registrant's common stock outstanding.

                                             DOCUMENTS INCORPORATED BY REFERENCE
                                                          None.

                                                      TABLE OF CONTENTS


                                                                                                                       Page
                                                                                                                      ======
                                                               PART I
ITEM 1.              BUSINESS                                                                                             4
ITEM 2.              PROPERTIES                                                                                           7
ITEM 3.              LEGAL PROCEEDINGS                                                                                    7
ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                  8
                                                              PART II
ITEM 5.              MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                9
ITEM 6.              SELECTED FINANCIAL DATA                                                                             10
ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION                11
ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                           14
ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                         15
ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                15
                                                              PART III
ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                  15
ITEM 11.             EXECUTIVE COMPENSATION                                                                              15
ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                      15
ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                      15
                                                              PART IV
ITEM 14.             CONTROLS AND PROCEDURES                                                                             15
ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                                     16

FINANCIAL STATEMENTS                                                                                                    F-1
SIGNATURES                                                                                                               17
CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002                                                        18
EXHIBIT INDEX                                                                                                            16

                                     PART I

FORWARD LOOKING STATEMENTS

         We believe that it is important to communicate our expectations to our investors. Accordingly, this report contains discussions of events or results that have not yet occurred or been realized. You can identify this type of discussion, which is often termed "forward-looking statements", by such words and phrases as "will","explore", "consider","continue","expects", "anticipates", "intends", "plans", "believes", "estimates" and "could be". You should read forward-looking statements carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other expectations of future performance. There may be events in the future that we are not able accurately to predict or to control. Any cautionary language in this report provides examples of risks, uncertainties and events that may cause our actual results to differ from the expectations we express in our forward-looking statements. You should be aware that the occurrence of certain of the events described in this report could adversely affect our business, results of operations and financial position.

         These forward looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward looking statement. It is important to note that our actual results and timing of certain events could differ materially from those in such forward looking statements due to a number of factors, including but not limited to, general economic conditions, overall interest rates, the shape of the yield curve, reductions in the value of retained interest in securitizations,our ability to successfully grow our recently acquired mortgage origination subsidiaries and our ability to obtain the financing necessary to fund our origination business. Other risk factors that could cause actual results to differ materially are set forth in this item under the heading "Management Discussion and Analysis of Financial Condition and Results of Operations - - Overview" on page 11.

ITEM 1.           BUSINESS

COMPANY HISTORY
---------------

         Paragon Financial Corporation was incorporated in Delaware on August 27, 1999 under the name PlanetRx.com, Inc. and operated as an online healthcare destination for commerce, content and community. We closed our online health store in March 2001. Shortly after that, we began the process of liquidating our online health store and seeking a merger partner as an alternative to complete liquidation. We completed this process on May 31, 2002, when we merged with Paragon Homefunding, Inc., ("Paragon Homefunding Delaware") a privately held, development stage company based in Ponte Vedra Beach, Florida, that had no operating history at the time the merger was consummated and intended to enter the financial services market through acquisitions.

         On January 31, 2003, we completed our merger with Mortgage Express, Inc. (now known as PGNF Homelending Corp.) In this merger our subsidiary, Paragon Homefunding Delaware, was merged into Mortgage Express. As a result of the merger, Mortgage Express became a wholly owned subsidiary of ours. Mortgage Express has been in the business of originating residential mortgage loans since 1998.

         Subject to the terms of the merger agreement, at closing, all of the outstanding shares of Mortgage Express's common stock converted into 52,329,735 of shares of the our common stock valued at $6.4 million (or approximately $0.122 per share), or approximately 45.5% of the then outstanding common stock after the consummation of the merger. The shares issued for the merger are privately issued unregistered shares. This means that these shares cannot be publicly traded until they are either registered with the Securities and Exchange Commission or there is an exemption from registration. The shares of common stock issued in the Mortgage Express transaction carry piggyback registration rights. This means that we must invite the holder of those Paragon shares of common stock to include those shares to be registered for resale in a registration statement which Paragon files in the future. However, if that registration statement includes securities being offered for the sale by an underwriter, the underwriter may, in its discretion, limit the number of shares of common stock which may be included in that registration for resale, down to zero if it chooses. In that case, those shares of common stock which were not permitted to be registered for resale by an underwriter will be eligible to be included in our next registration statement on the same terms.

         Additionally, Paragon issued a promissory note in the amount of $1.8 million, subject to adjustment, to an entity wholly owned by Philip Lagori, the sole shareholder of Mortgage Express. The promissory note accrues interest at 4.92% and is payable on July 31, 2004. Paragon's payment obligations under the promissory note were secured by a security interest in the Mortgage Express shares of common stock owned by Paragon. On March 26, 2003, the holder of this note agreed to convert the note into shares of the company's Series E preferred stock with a face value of $1,000 per share, and a 4% stated dividend payable in cash or shares of common stock, at the company's option. This series of preferred stock does not provide for redemption and is non-voting.

         On February 2, 2003 we completed a merger with Paragon Homefunding, Inc., a Florida corporation ("Paragon Florida") which was not affiliated with us or our former Delaware corporation subsidiary. Subject to the terms of the merger agreement, at closing, all of the outstanding shares of Paragon Florida's common stock converted into 1,224,000 of shares of Paragon common stock valued at $836,000 (approximately $0.6833 per share), or approximately one percent of Paragon's outstanding common stock after the consummation of the merger and giving effect to the consummation of the Mortgage Express merger described above. Additionally, Paragon issued promissory notes to the shareholders of Paragon Florida in the aggregate principal amount of $25,000. The promissory notes accrue interest at 4.92% and are payable on February 2, 2004. Paragon Florida has been in the business of originating residential mortgage loans since 1998.

         Our shares of common stock which Paragon Florida's shareholders received in the merger are privately issued unregistered shares, and they cannot be publicly traded until they are either registered with the Securities and Exchange Commission or there is an exemption from registration. The shares issued Paragon Florida's shareholders carry the same carry piggyback registration rights discussed above for the Mortgage Express acquisition.

         Prior to the consummation of the mergers discussed above, Paragon had no operations. The consideration in both of these mergers was mutually agreed to by the parties and was based upon the number of Paragon's unregistered common shares equal in value to the values of each of Mortgage Express's and Paragon Florida's businesses at the time each of the merger agreements were signed.


BUSINESS
--------

         Upon completion of the mergers with Mortgage Express and Paragon Florida, we began operating in the residential mortgage origination and banking industry. We originate, wholesale and sell residential mortgage loans and function as both a mortgage banker and broker. We conduct business in 26 states, with an emphasis in Illinois and Indiana, and have a wholesale relationship with over 500 brokers. All of the retail activity is conducted in Illinois, Indiana and Florida. Our primary sources of revenue will be from

o    loan origination fees;

o    gains from the sales of loans; and

o interest earned on mortgage loans during the period they are held by us, net of interest paid on funds borrowed to finance such mortgage loans.

OUR MORTGAGE PRODUCTS

We offer a broad range of mortgage products that aim to meet the mortgage needs of all borrowers. Our product line includes Fannie Mae-eligible loans, jumbo loans, adjustable rate mortgages, FHA-insured and VA-guaranteed loans, alternate "A" loans and sub-prime loans.

Conforming and Government-Insured Fixed Rate Loans. These mortgage loans conform to the underwriting standards established by Federal National Mortgage Association (FNMA or "Fannie Mae") or the Federal Home Loan Mortgage Corporation (FHLMC or "Freddie Mac"). This product is limited to high-quality borrowers with good credit records and involves adequate down payments or mortgage insurance. These loans may qualify for insurance from the Federal Housing Authority (FHA) or guarantees from the Veterans Administration (VA). FHA and VA mortgages must be underwritten within specific governmental guidelines, which include borrower income verification, asset verification, borrower creditworthiness, property value and property condition.

Jumbo Loans. Jumbo loans are considered non-conforming mortgage loans because they have a principal loan amount in excess of the loan limits set by Fannie Mae and Freddie Mac (currently, $300,700 for single-family, one-unit mortgage loans in the continental United States).

Adjustable Rate Mortgages (ARM). The ARM's defining feature is a variable interest rate that fluctuates over the life of the loan. Interest rate fluctuations are based on an index that is related to Treasury bill rates, regional or national average cost of funds of savings and loan associations, or another widely published rate, such as LIBOR. The period between the rate changes is called an adjustment period and may change every six months or one year.

Alternate "A" Loans. From a credit risk standpoint, alternate "A" loan borrowers present a risk profile comparable to that of conforming loan borrowers, but entail special underwriting considerations, such as a higher loan to value ratio or limited income verification.

Sub-Prime Mortgage Loans. The non-prime mortgage loan focuses on customers whose borrowing needs are not served by traditional financial institutions. Borrowers of sub-prime mortgage loans may have impaired or limited credit profiles, high levels of debt service to income, or other factors that disqualify them for conforming loans. Offering this category of mortgage loans allows us to provide loan products to borrowers with a variety of differing credit profiles.

MARKET

         According to the Mortgage Bankers Association of America, $2.5 trillion of residential loans were originated in 2002 representing a record year for mortgage loan industry. Due to extremely low interest rates, much of the growth can be attributed to the significant increase in refinancing. Loans for sales of new or existing homes increased.

         The mortgage market is divided into two components: the primary market and secondary mortgage markets. In the primary market, the consumer obtains a home loan and the process usually includes application, credit and property evaluation, underwriting and loan closing. Mortgage bankers originate and then resell mortgages into the secondary market, earning fees in connection therewith. In the secondary mortgage market, the acquisition and sale of newly closed and seasoned loans between mortgage bankers and institutional investors such as the Government National Mortgage Association (GNMA or "GinnieMae"), the Federal National Mortgage Association (FNMA or "FannieMae") and the Federal Home Loan Mortgage Corporation (FHLMC or "FreddieMac") takes place. With these long-term investors as major purchasers of mortgage loans, vast liquidity is added to the market. Typically, when an originator funds a loan, it is doing so on borrowed funds from a line of credit known as a "warehouse line." When sufficient loans are accumulated, the portfolio is then sold into the secondary market. Originators rarely hold loans longer than a few weeks, in addition to providing liquidity, the secondary market is a convenient way for mortgage bankers to manage and transfer the interest rate risk associated with the closing of the loan.

COMPETITION

         Mortgage banking is highly competitive. A large number of banks, non-bank mortgage lenders, and mortgage brokers offer mortgage loans. Many of these competing mortgage originators share a business strategy and capability similar to ours and many of them are larger than we are, with substantially more capital and greater marketing and technical resources than we have.

SEASONALITY

         The mortgage banking industry is generally subject to seasonal trends. These trends reflect the general national pattern of sales and resales of homes, although refinancings tend to be less seasonal and more closely related to changes in mortgage interest rates. Sales and resales of homes typically peak during the spring and summer seasons and decline to lower levels from mid-November through February. In addition, mortgage delinquency rates typically rise temporarily in the winter months.

REGULATION

         Our mortgage banking business is subject to the rules and regulations of, and examination by, the Department of Housing and Urban Development ("HUD"), the Federal Housing Administration (the "FHA"), the Department of Veteran Affairs (the "VA"), Fannie Mae, Freddie Mac, the Government National Mortgage Association ("GNMA") and state regulatory authorities with respect to originating, processing, selling and servicing mortgage loans. Those rules and regulations, among other things impose licensing obligations on us, establish standards for origination and servicing mortgage loans, prohibit discrimination, provide for inspections and appraisals of property, require credit reports on prospective borrowers and, in some cases, restrict certain loan features, and fix maximum interest rates and fees. Moreover, FHA lenders are required to submit to the FHA Commissioner, on an annual basis, audited financial statements, and GNMA requires the maintenance of specified net worth levels (which vary depending on the amount of GNMA securities issued by the Company). Our affairs are also subject to examination by the FHA Commissioner to assure compliance with FHA regulations, policies and procedures. In addition to other federal laws, mortgage origination activities are subject to the Equal Credit Opportunity Act, Truth-in-Lending Act, Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, and the Home Ownership Equity Protection Act, and the regulations under these acts. These laws prohibit discrimination, require the disclosure of certain basic information to mortgagors concerning credit and settlement costs, limit payment for settlement services to the reasonable value of the services rendered and require the maintenance and disclosure of information regarding the disposition of mortgage applications based on race, gender, geographical distribution and income level.

EMPLOYEES

        At December 31, 2002, we had four people employed at our corporate offices engaged primarily in the furtherance of our business plan. Upon the completion of the Mortgage Express and Paragon Florida mergers, we had approximately 186 employees and relationships with over 875 independent brokers.

ITEM 2. PROPERTIES

        Our executive offices are located at 5000 Sawgrass Village Circle, Ponte Vedra Beach, Florida. We occupy approximately 4,348 square feet of space at this location under a lease, which commenced January 1, 2003, and expires December 31, 2006. The annual rent on our executive offices is $95,200.

         Our Mortgage Express subsidiary occupies approximately 8,100 square feet in Westmont, Illinois under a lease expiring August 31, 2010. The annual rent on our offices in Westmont, Illinois is $360,000.


ITEM 3. LEGAL PROCEEDINGS

        In March, April and May 2001, the Company, and its former directors David M. Beirne, Michael Mortiz, William J. Razzouk and Christos M. Cotsakos and its former Chief Financial Officer, Steve Valenzuela were named as defendants in class action complaints alleging violations of the federal securities laws in the United States District Court for the Southern District of New York. The suits have been consolidated into a single action and a consolidated amended complaint, was filed on April 19, 2002.

        The purported class action alleges violation of Sections 11 and 15 of the Securities Acts of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The essence of the complaint is that the defendants issued and sold the Company's common stock pursuant to a registration statement for its October 7, 1999 initial public offering ("IPO") without disclosing to investors that certain underwriters in the offering had solicited and received excessive and undisclosed commissions from certain investors. The complaint also alleges that the registration statement failed to disclose that the underwriters allocated Company shares in the IPO to customers in exchange for the customers' promises to purchase additional shares in the aftermarket at pre-determined prices above the IPO price, thereby maintaining, distorting and/or inflating the market price for the shares in the aftermarket. The action seeks damages in an unspecified amount. The action is coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the individual defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Court dismissed the Section 10(b) claim against the individual defendants, but denied the motion to dismiss the
Section 11 claim and the Section 15 and 20(a) control person claims. The Company and the individual defendants intend to vigorously defend the action. At this time, the Company does not believe this matter will have a material impact on its financial position, operations or liquidity.

        On June 19, 2001, vTraction, Inc. filed a complaint for breach of contract in the Chancery Court of Tennessee for the Thirtieth Judicial District at Memphis alleging that the Company entered into an oral agreement with vTraction to sell certain equipment and later reneged, and claiming damages in an amount including, but not limited to, the difference between the price agreed to in the alleged oral contract and the market price of the equipment. The Company has filed an answer asserting the affirmative defenses of failure of consideration and statute of frauds and denying the existence of an oral contract. At this time, the Company does not believe this matter will have a material impact on its financial position, operations or liquidity.

         In addition to the above named legal proceedings, from time to time, we has been a party to routine pending or threatened legal proceedings and arbitrations. We insure some, but not all, of our exposure with respect to such proceedings. Based upon information presently available, and in light of legal and other defenses available to us, we do not consider the liability from any other threatened or pending litigation to be material to us.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our annual meeting of stockholders on December 20, 2002 to:

     o    elect directors,

     o to approve an amendment to our Restated Certificate of Incorporation to change our name from "PlanetRx.com, Inc." to "Paragon Financial Corporation",

     o to approve an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 200,000,000 to 400,000,000,

     o to ratify the adoption of the PlanetRx 2002 Equity Participation Plan, and to approve an amendment to our Restated Certificate of Incorporation to permit stockholder action by written consent.

         Each of management's nominees for directors, as listed in the proxy statement, was elected with the number of votes set forth below.

                                      FOR                      WITHHELD
Steven A. Burleson                 47,516,032                   3,095
Paul K. Danner                     47,516,038                   3,089
Harold Lazarus, Ph.D.              47,516,519                   2,608


         The other matters voted upon at the annual meeting were approved with the number of votes set forth below:

                                                   FOR       AGAINST    ABSTAIN
Proposal to change the  Company's
  Name                                          47,517,962     665        500
Proposal to increase the number of
  authorized shares                             47,430,552    6,601      81,974

Ratify the 2002 Equity Participation Plan       47,502,713   14,149      2,265

Proposal to permit stockholder action by
  written consent                               47,512,554    4,645      1,928

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Paragon's common stock trades in the over-the-counter market and is quoted on the OTC Bulletin Board. Before we changed our name from "PlanetRx.com, Inc." to "Paragon Financial Corporation", our trading symbol was PLRX. Our trading symbol changed to PGNF with our name change. As of December 31, 2002 and April 14, 2003, we had 62,592,744 and 116,146,478 shares of common stock issued and outstanding, respectively.

         The following table sets forth, for the periods indicated, the high and low bid prices per share of our common stock as quoted on the OTC Bulletin Board.

                                                           HIGH     LOW
                                                           ----     ---

       2003
       1st Quarter.................                        $0.80   $0.40
       2003

       2002
       4th Quarter ...........................             $1.35   $0.08
       3rd Quarter ...........................             $0.17   $0.07
       2nd Quarter................................         $0.26   $0.05
       1st Quarter................................         $0.07   $0.05

       2001
       4th Quarter ...........................             $0.11   $0.04
       3rd Quarter ...........................             $0.28   $0.09
       2nd Quarter................................         $0.31   $0.27
       1st Quarter................................         $0.56   $0.27



HOLDERS

         As of April 14, 2003, we had approximately 450 stockholders of record. Only record holders of shares held in "nominee" or street names are included in this number.

DIVIDENDS

         We have never declared or paid cash dividends on our common stock. We intend to retain future earnings, if any, for use in the operations of our business including working capital, repayment of indebtedness, capital expenditures and general corporate purposes. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         On May 31, 2002, we issued an aggregate of 55,560,616 shares of common stock to the former holders of Paragon Homefunding Delaware in our merger transaction with Paragon Homefunding Delaware. These shares were issued in conversion of the Paragon Homefunding Delaware shares at the rate of 27.386626 of our shares of common stock for each Paragon Homefunding Delaware share. In connection with this merger, the Company assumed liabilities totaling $72,000 in excess of the fair value of the assets acquired.

         On January 31, 2003, we issued an aggregate of 52,329,725 shares of common stock to the former shareholder of Mortgage Express in our merger transaction with Mortgage Express. These shares were issued in conversion of the Mortgage Express shares of common stock at the rate of 523,297.25 of our shares for each Mortgage Express share. These shares were valued at $0.122, the value at the date the merger was agreed to in October 2002.

         On February 2, 2003, we issued an aggregate of 1,224,000 shares of common stock to the former shareholders of Paragon Florida. These shares were issued in conversion of the Paragon Florida shares at the rate of 12.24 of our shares for each Paragon Florida share. These shares were valued at $0.683 the value on February 2, 2003 the date at which all the terms were agreed.

         From December 20, 2002 to March 6, 2003, we issued units consisting of convertible promissory notes in the aggregate principal amount of $379,000 of which $135,000 were issued as of December 31, 2002 together with common stock purchase warrants to purchase an aggregate of 75,800 shares of common stock. The convertible promissory notes bear interest at the rate of 15% per annum. Interest is payable quarterly on March 31, June 30, September 30, and December 31, 2003, and the principal is payable on December 31, 2003. The convertible promissory notes are convertible at each holder's option at any time prior to repayment at the rate of $0.25 per share. The warrants are exercisable to purchase shares of common stock at $0.25 for a period of three years. Proceeds from this offering is being used for working capital, and general corporate purposes.

         Each of the above issuances were exempt from registration under Section 4(2) of the Securities Act of 1933. We did not use any underwriter or placement agent in these transactions, and did not pay any compensation to anyone in connection with these issuances.

ITEM 6. SELECTED FINANCIAL DATA

         The following selected Statement of Operations and Balance Sheet data as of and for the periods ended December 31, 2002 and 2001 has been derived from our consolidated financial statements audited by BP Professional Group, LLP, independent auditors, whose report with respect to each of the years since inception appears on page F-2. Such selected financial data should be read in conjunction with those consolidated financial statements and the accompanying notes thereto and with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" also included herein.

                                                  2002         2001
                                                  ----         ----
        Total revenue                           $    --      $    --
        Net loss                                $(2,342)     $  (225)
        Basic and diluted earnings per share    $ (0.04)     $ (0.01)
        Total assets                            $   206      $    --
        Working capital                         $  (293)     $    --
        Stockholders' equity                    $  (868)     $  (197)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Certain information contained in the matters set forth in this Annual Report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that Act. Paragon cautions readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this item and elsewhere in this Annual Report, or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as may, will, expect, believe, explore, consider, anticipate, intend, could, estimate, plan, or continue or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to the risks and uncertainties associated with the following:

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

o Our ability to obtain regulatory permits and approvals to operate in the financial services area,

o Our ability to identify and complete acquisitions and successfully integrate the businesses we acquire, if any,

o Changes in the real estate market, interest rates or the general economy of the markets in which we operate,

o     Our ability to employ and retain qualified management and employees,

o Changes in government regulations that are applicable to our regulated brokerage and lending businesses,

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 TO THE PERIOD FROM INCEPTION (AUGUST 1, 2001) TO DECEMBER 31, 2001


REVENUE

Revenues for the year ended December 31, 2002 and for the period from inception (August 3, 2001) to December 31, 2001 were $0.

OPERATING EXPENSES

Deferred salaries, related benefits and stock based compensation. Deferred salaries, related benefits and stock based compensation increased $1,560,000, or 750%, to $1,768,000 for the year ended December 31, 2002 compared to $208,000 for the period from inception (August 3, 2001) to December 31, 2001. This increase is due to the increase in the number of executives during fiscal 2002 as well as the additional seven months in year ended December 31, 2002 compared to the period ended December 31, 2001. The deferred salaries, related benefits and stock based compensation are primarily related to salaries accrued for the executive officers pursuant to employment agreements. On March 26, 2003 these executives converted an aggregate of $659,000 of deferred salaries and related benefits into 659 shares of our Series E preferred stock. Our Series E preferred stock provides for a stated value of $1,000 per share, an annual dividend of 4% of the stated value, is non-voting and does not provide for redemption.

General and other administrative expenses. General and other administrative expenses increased $552,000, or 3,247%, to $569,000 for the year ended December 31, 2002 compared to $17,000 for the period from inception (August 3, 2001) to December 31, 2001. This increase is primarily due to the additional seven months in year ended December 31, 2002 compared to the period ended December 31, 2001 as well as the increase in travel to support our acquisition program.

Interest expense, net. Interest expense, net was $5,000 and relates to a premium finance plan on certain of our insurance contracts. There was no interest expense for the period from inception (August 3, 2001) to December 31, 2001.

Net loss. Net loss for the year ended December 31, 2002 was $2,342,000 compared to $225,000 for the period from inception (August 3, 2001) to December 31, 2001. The increase of $2,117,000 was due to the factors discussed above.


QUARTERLY RESULTS

Set forth below is certain unaudited quarterly financial data for each of our last eight quarters. The information has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present such quarterly information in accordance with generally accepted accounting principles. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.


                          YEAR ENDED DECEMBER 31, 2002
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        FIRST             SECOND              THIRD              FOURTH
                                       QUARTER            QUARTER            QUARTER             QUARTER
                                       -------            -------            -------             -------
Net revenue                              $  -               $ -                $  -               $  -
Total operating expenses                 $ 389              $ 432              $ 658              $  863
Net loss                                 $(389)             $(432)             $(658)             $ (863)
Basic and diluted loss per
    Share                               $(0.01)            $(0.01)            $(0.01)             $(0.01)

                          YEAR ENDED DECEMBER 31, 2001
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                        FIRST             SECOND              THIRD              FOURTH
                                       QUARTER            QUARTER            QUARTER             QUARTER
                                       -------            -------            -------             -------
Net revenue                               $ -                $ -               $ -                $  -
Total operating expenses                  $ -                $ -               $ 77              $  148
Net loss                                  $ -                $ -               $(77)             $ (148)
Basic and diluted loss per
    Share                                 $ -                $ -             $(0.00)             $(0.01)

LIQUIDITY AND CAPITAL RESOURCES

As reflected in our financial statements, since inception through December 31, 2002, we did not generate any revenues since we were in the development stage. In May 2002, we consummated our merger with Paragon Homefunding and began implementing our plan of acquiring or combining with financial services companies. We achieved our initial goals in this plan by merging with Mortgage Express and Paragon Florida, both of which are operating businesses that originate residential mortgage loans. We expect that we will generate revenues and cash flow from these operations during 2003. Additionally, we plan to continue to seek additional financial services companies to acquire or merge with. If we are successful in this, we expect that we will generate additional revenue and cash flow from their operations as well. There can be no assurance that we will be successful in either securing additional capital or acquiring additional businesses with sufficient cash flow to allow us to continue our existence and execute our business plan.

We invest excess cash predominantly in instruments that are highly liquid, of high-quality investment grade, and predominantly have maturities of less than one year with the intent to make such funds readily available for operating purposes. At December 31, 2002, we had cash of $91,000, and we had a working capital deficit of $293,000.

Net cash used in operating activities was $320,000 since we were formed in August 2001 and primarily represent the payment of legal and accounting fees. To date, we have raised approximately $386,000 in cash from the issuance of common stock to individual investors and an additional $110,000 in cash from the sale of units consisting of convertible promissory notes and warrants. The convertible promissory notes bear interest at the rate of 15% per annum, and interest is payable quarterly on March 31, June 30, September 30, and December 31, 2003. The convertible promissory notes are convertible at each holder's option at any time prior to repayment at the rate of $0.25 per share.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Recission on FASB 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" (SFAS
145). Under SFAS 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement from continuing operations. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The adoption of this standard is not expected to have a material effect on the Company.

In June 2002, the FASB issued Statement of Financial Accounting Standard 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 is effective for exit or disposal activities initiated on or after December 31, 2002. The effects of adopting this standard will not have a material effect on the Company.

In December 2002, the FASB issued Statement of Financial Accounting Standard 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS
148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standard 123, "Accounting for Stock-Based Compensation" (SFAS 123), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosures required by SFAS 148 are included in this document.

ITEM 7A. QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our operating and financial activities, we are exposed to changes in interest rates which may adversely affect our results of operations and financial position. In seeking to minimize the risks and/or costs associated with such activities, we manage exposure to changes in interest rates through our regular operating and financing activities. We do not utilize financial instruments for trading or other speculative purposes, nor do we utilize leveraged financial instruments or other derivatives for such purposes.

MARKET RATE RISK

The following discussion about our market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates, foreign currency exchange rates, and equity security price risk. We do not use derivative financial instruments to hedge these risks.

Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relate primarily to borrowings under our credit instruments and our short-term monetary investments. To the extent that, from time to time, we hold short-term money market instruments, there is a market rate risk for changes in interest rates on such instruments. To that extent, there is inherent rollover risk in the short-term money market instruments as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. However, there is no risk of loss of principal in the short-term money market instruments, only a risk related to a potential reduction in future interest income. Derivative instruments are not presently used to adjust our interest rate risk profile. We do not use derivative financial instruments to hedge this interest rate risk. However, in the future, we may consider the use of financial instruments to hedge interest rate risk.

See Note 2 to financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are incorporated under Item 15 in
Part IV of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 20, 2003, we reported on Form 8-K a change in our certifying accountant.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding executive officers required by this Item is incorporated by reference to the sections entitled "Director Information" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's proxy statement relating to the company's 2003 annual meeting of stockholders.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding compensation of executive officers and directors is incorporated by reference to the sections entitled "Board Compensation Committee Report on Executive Compensation," "Executive Compensation and Other Information," "Stock Options," "Options Exercises and Holdings," "Stock Performance Graph," "Retirement Plans," "Employment Agreements with Officers of the Company" and "Directors' Compensation" of the company's proxy statement relating to the company's 2003 annual meeting of stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the company's proxy statement relating to the company's 2003 annual meeting of stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is incorporated by reference to the sections entitled "Employment Agreements with Officers of the Company" and "Certain Relationships and Related Transactions" of the company's proxy statement relating to the company's 2003 annual meeting of stockholders.

ITEM 14. CONTROLS AND PROCEDURES

         Our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) are sufficiently effective to ensure that the information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness, based on an evaluation of such controls and procedures conducted within 90 days prior to the date hereof.

         Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
(a)Documents filed as part of this report:

1. The following financial statements of the Company are included in Part II,
Item 8 of this Annual Report on Form 10-K:

Independent Auditors' Report;
Balance Sheets as of December 31, 2002, and 2001;

Statements of Operations for the year ended December 31, 2002 and the period inception (August 3, 2001) to December 31, 2001;

Statements of Stockholders' Equity for the period inception (August 3, 2001) to December 31, 2002;

Statements of Cash Flows for the year ended December 31, 2002 and the period inception (August 3, 2001) to December 31, 2001;

Notes to Financial Statements.

(b)      Reports on form 8-K:

         No reports on Form 8-K were filed during the quarter ended December 31, 2002.

         On February 14, 2003, the company filed a Current Report on Form 8-K announcing the closing of our Agreements and Plans of Merger with Mortgage Express, Inc. and Paragon Homefunding, Inc., respectively.

         On February 20, 2003, the company filed a Current Report on Form 8-K announcing a change in our certyifying accountant.

(c)Exhibits:


   EXHIBIT
   NUMBER                                      DESCRIPTION

============= =============================================================================================
2.1           Agreement and Plan of Merger dated as of April 22, 2002, among PlanetRx.com, Inc. (n/k/a
              Paragon Financial Corporation). PHI Acquisition Corp. and Paragon Homefunding Delaware *

2.2           Agreement and Plan of Merger dated as of October 14, 2002 among PlanetRx.com, Inc. (n/k/a
              Paragon Financial Corporation)., Paragon Homefunding Delaware and Mortgage Express, Inc.
              (n/k/a PGNF Home Lending Corp.), Phillip Lagori, John LaGrassa and Philip LaGiglia (the
              "Mortgage Express Plan of Merger") **

2.3           Amendment No. 1 to the Mortgage Express Plan of Merger ***

2.4           Agreement and Plan of Merger dated December 9, 2002 among PlanetRx.com, Inc. (n/k/a
              Paragon Financial Corporation), Paragon Acquisition Corp. II, Paragon Homefunding Florida
              and Edward Parnell (the "Paragon Homefunding Florida Plan of Merger") ***

2.5           Amendment No. 1 to the Paragon Homefunding Florida Plan of Merger xxx

3.1           Restated Certificate of Incorporation filed with the Secretary of State of the State of
              Delaware on October 6, 1999+

3.2           Certificate of Amendment of the Restated Certificate of Incorporation filed with the
              Secretary of State of the State of Delaware on October 13, 1999+

3.3           Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 30, 2000+

3.4           Certificate of Amendment of the Restated Certificate of Incorporation filed with the
              Secretary of State of the State of Delaware on December 26. 2002+

3.6           Amended and Restated By-laws+

4.1           Form of Promissory Note+

10.1          Amended and Restated Employment Agreement, dated as of September 1, 2002 by and between
              PlanetRx.com, Inc.  (now known as Paragon Financial Corporation) and Paul Danner+

10.2          Employment Agreement, dated as of September 4, 2002 by and between PlanetRx.com, Inc.  (now known as Paragon Financial Corporation) and Steven A. Burleson+

10.3          Employment Agreement, dated as of January 31, 2003 by and between Paragon Financial
              Corporation and Philip Lagori+

10.4          Letter Agreement, dated as of November 1, 2002 (but effective December 30, 2002) by and between PlanetRx.com, Inc. (now known as Paragon Financial Corporation) and Scott Vining+

10.5          Lease dated January 1, 2003 between Ponte Vedra Management Group, Ltd. and Paragon Financial
              Corporation+

10.6          Lease dated September 1, 2000 between 820 West Lake, LLC and Mortgage Express, Inc. (n/k/a
              PGNF Home Lending Corp.)+

23.1          Consent of BP Professionals LLP

99.1          Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

99.2          Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------
* Filed as Exhibit 2 to Paragon's Quarterly Report for the period ended March 31, 2002

** Filed as Exhibit 2 to Paragon's Quarterly Report for the period ended September 30, 2002

*** Filed as an exhibit to Paragon's Current Report on Form 8 for an event dated January 31, 2003

+    Filed herewith

                         INDEX TO FINANCIAL STATEMENTS



                                                             PAGE
                                                             ----
 PARAGON FINANCIAL CORPORATION
 INDEPENDENT AUDITORS' REPORT                                 F-2
 BALANCE SHEETS                                               F-3
 STATEMENTS OF OPERATIONS                                     F-4
 STATEMENTS OF STOCKHOLDERS' DEFICIENCY                       F-5
 STATEMENTS OF CASH FLOWS                                     F-6
 NOTES TO FINANCIAL STATEMENTS                                F-7

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS
PARAGON FINANCIAL CORPORATION

We have audited the accompanying balance sheets of Paragon Financial Corporation (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations, cash flows and stockholders' deficiency for the year ended December 31, 2002, for the period from August 3, 2001 (date of inception) through December 31, 2001, and cumulatively for the period from August 3, 2001 (date of inception) through December 31,2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paragon Financial Corporation as of December 31, 2002 and 2001, and the related statements of operations, cash flows and stockholders' deficiency for the year ended December 31, 2002, for the period from August 3, 2001 (date of inception) through December 31, 2001, and cumulatively for the period from August 3, 2001 (date of inception) through December 31,2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has suffered losses from operations and has net working capital and stockholders' equity deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BP PROFESSIONAL GROUP LLP
Farmingdale, New York
March 6, 2003, except as to Note 8
 for which the date is April 11, 2003

                          PARAGON FINANCIAL CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         December 31,         December 31,
                                                                            2002                 2001
Assets
Current assets:
    Cash                                                                         $   91                 $  -
    Prepaid expenses                                                                 31
                                                                       -----------------    -----------------
         Total current assets                                                    $  122                 $  -

Property and equipment, net of accumulated
       depreciation of $1 in 2002                                                     1                    -
Deferred merger costs                                                                58                    -
Deposits                                                                             25                    -
                                                                       -----------------    -----------------
         Total assets                                                            $  206                 $  -
                                                                       =================    =================

Liabilities and Stockholders' Deficiency
Current liabilities:
    Convertible debentures payable                                               $   34                 $  -
    Accounts payable                                                                177                   38
    Accrued expenses, related party                                                 204                    4
                                                                       -----------------    -----------------
         Total current liabilities                                                  415                   42
Related party debt, subsequently converted to
    preferred stock                                                                 659                  155
                                                                       -----------------    -----------------

Total liabilities                                                                 1,074                  197
                                                                       -----------------    -----------------


Commitments and contingencies (Notes 4, 5, and 7)

Stockholders' deficiency:
    Preferred stock: Issuable in series, $0.0001 par value;
         5,000,000 shares authorized; none issued                                     -                    -
    Common stock: $0.0001 par value; 400,000,000 shares
         authorized; 62,592,744 and 33,822,480 shares issued
         and outstanding, respectively                                                6                    3
    Additional paid-in capital                                                    1,693                   26
    Subscriptions receivable                                                          -                   (1)
    Deficit accumulated during the development stage                             (2,567)                (225)
                                                                       -----------------    -----------------
         Total stockholders' deficiency                                            (868)                (197)
                                                                       -----------------    -----------------
         Total liabilities and stockholders' deficiency                          $  206                 $  -
                                                                       =================    =================




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          PARAGON FINANCIAL CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                            From               Cumulative
                                                                                         Inception           From Inception
                                                                                      (August 3, 2001)      (August 3, 2001)
                                                                   Year Ended             through               through
                                                                December 31, 2002     December 31, 2001     December 31, 2002
Revenue                                                                 $       -              $     -               $     -

Operating expenses:
     Deferred salaries, related benefits and stock-based
           compensation                                                     1,768                  208                 1,976
     General and other administrative expenses                                569                   17                   586
     Interest expense                                                           5                    -                     5
                                                                ------------------    -----------------     -----------------
               Total operating expenses                                     2,342                  225                 2,567

Net loss                                                                $ (2,342)              $  (225)              $(2,567)
                                                                ==================    =================     =================
Basic and diluted loss per share                                        $  (0.04)              $ (0.01)
                                                                ==================    =================

Weighted average shares outstanding - basic and diluted                   54,407                31,954
                                                                ==================    =================






















                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          PARAGON FINANCIAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                   Additional                                                           Total
                                                    Paid-in      Deferred     Subscriptions Treasury   Accumulated  Stockholders'
                                Common Stock        Capital    Compensation    Receivable     Stock      Deficit       Deficit
                                ------------        -------    ------------    ----------     -----      -------       -------
                              Shares     Amount
                             -------     ------
Balances August 3, 2001         -           $ -        $  -                          $ -        $ -     $     -         $    -
August 3 Initial
capitalization of the
company (with shares at                                   -
$0.001 par value)            1,120,000        1                                       (1)                                    -
October 31 Issuance of
    shares for services        115,000                   28                                                                 28
Adjustment to reflect
    changes in shares and
    par value for           32,587,480        2          (2)
    subsequent merger
Net loss for the period                                                                                    (225)          (225)
-------------------------------------------------------------------------------------------------------------------------------

Balances December 31, 2001  33,822,480        3          26                           (1)         -        (225)          (197)
March 1 Contribution from
    founding shareholders
    of 5,477,325 shares as                              200                            1       (200)                         1
    treasury stock
March 1 Issuance of
    16,431,975 restricted
    and unrestricted shares
    for services            10,954,650        1         399          (400)                      200                        200
May 31 Issuance of shares
    for cash                10,783,486        1         384                                                                385
May 31 Issuance of shares
    to effect reverse
    acquisition              6,173,403        1         (73)                                                               (72)
June 30 Amortization of
    restricted shares                                                  62                                                   62
July 10 Issuance of shares
    for services               458,725        -          46                                                                 46
July 16 Rescission of
    16,431,975 shares and
    re-issuance and
    re-allocation as
    unrestricted shares                                 148           338                                                  486
August 1 Contribution of
    services by shareholder                               5                                                                  5
November 8 Issuance of
   shares for services         400,000        -          36                                                                 36
December 30 Issuance of
    options to consultants                              421                                                                421
December 31 Issuance of
    warrants included in
    convertible
    debentures                                            6                                                                  6
December 31 Beneficial
    conversion feature on
    convertible debentures                               95                                                                 95
Net loss for year                                                                                        (2,342)        (2,342)
-------------------------------------------------------------------------------------------------------------------------------

Balances December 31, 2002  62,592,744      $ 6     $ 1,693          $  -            $ -      $   -     $(2,567)        $ (868)
                            ==========      ===     =======          ====            ===      =====     =======         ======



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          PARAGON FINANCIAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                           Cumulative
                                                                                           From                From
                                                                                        Inception           Inception
                                                                                       (August 3,          (August 3,
                                                                       Year               2001)               2001)
                                                                       Ended             through             through
                                                                   December 31,        December 31,        December 31,
                                                                       2002                2001                2002
                                                                  ----------------    ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                 $(2,342)             $(225)            $(2,567)
Adjustments to reconcile net loss to cash used
     by operating activities:
     Depreciation                                                              1                  -                   1
     Deferred compensation to related parties,
         subsequently converted to preferred shares                          504                155                 659
     Stock-based compensation                                              1,256                 28               1,284
     Changes in assets and liabilities:
         Prepaid expenses                                                    (31)                 -                (31)
         Accounts payable                                                     67                 38                 105
         Accrued expenses - related party                                    225                  4                 229
                                                                  ----------------    ---------------     ---------------
              Cash used by operating activities                             (320)                 -                (320)
                                                                  ----------------    ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                       (2)                 -                  (2)
     Deferred merger costs                                                   (58)                 -                 (58)
     Deposits                                                                (25)                 -                 (25)
                                                                  ----------------    ---------------     ---------------
              Cash used by investing activities                              (85)                 -                 (85)
                                                                  ----------------    ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock                              386                  -                 386
     Proceeds from the issuance of warrants                                    6                                      6
     Proceeds from issuance of debentures                                    104                  -                 104
                                                                  ----------------    ---------------     ---------------
              Cash provided by financing activities                          496                  -                 496
                                                                  ----------------    ---------------     ---------------
Net increase in cash                                                          91                  -                  91

Cash, beginning of period                                                      -                  -                   -
                                                                  ----------------    ---------------     ---------------
Cash, end of period                                                        $  91              $   -               $  91
                                                                  ==============      ===============     ===============
Supplemental Cash Flow Data:

   Cash interest paid                                                       $  5              $   -                 $ 5
                                                                  ==============      ===============     ===============
Non-cash investing and financing activities:

    Issuance of debentures for legal fees                                    (25)                 -                 (25)
                                                                  ==============                          ===============
    Liabilities assumed in reverse acquisition                                72                  -                  72
                                                                  ==============                          ===============




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                          PARAGON FINANCIAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Organization and Basis of Presentation

THE COMPANY

Paragon Financial Corporation was incorporated in Delaware on August 27, 1999 under the name PlanetRx.com, Inc. and operated as an online healthcare destination for commerce, content and community. The Company closed its online health store in March 2001. Shortly thereafter, the Company began the process of liquidating its online health store and seeking a merger partner as an alternative to complete liquidation.

Paragon Homefunding, Inc., a privately held, development stage company based in Ponte Vedra Beach, Florida, was incorporated in Delaware on August 3, 2001, for the purpose of entering the financial services market through acquisitions. On May 31, 2002, the Company merged with Paragon Homefunding.

Pursuant to the merger, PlanetRx.com merged with and into Paragon, and issued 55,560,616 shares of common stock to the Paragon stockholders constituting 90% of the total shares of the Company's common stock outstanding immediately after the merger. As a result of the merger, Paragon also assumed approximately $72 of PlanetRx.com's accrued liabilities, principally for legal services.

For financial reporting purposes, the merger has been accounted for as a recapitalization of Paragon Homefunding with Paragon Homefunding viewed as the accounting acquiror in what is commonly called a reverse acquisition. Accordingly, the financial statements presented before the merger are those of Paragon Homefunding.

These financial statements have been prepared in accordance with Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," to recognize the fact that through December 31, 2002, the Company had devoted substantially all of its efforts to establishing a new business and planned principal operations had not commenced. Through such date, the Company had recorded no revenue and generated losses since inception aggregating $2,567. As of December 31, 2002, the Company had a net capital deficiency of $868. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The continued existence of the Company depends on a number of factors, including but not limited to, its ability to secure adequate sources of capital and locate and fund acquisitions of suitable companies. Management believes that the Company's mergers with Mortgage Express, Inc. and a similarly named Florida corporation, Paragon Homefunding, Inc., ("Paragon Homefunding Florida") on January 31, 2003 and February

2, 2003, respectively, will provide the Company with sufficient capital to continue operations, but there can be no assurance that such acquired operations will be successful. Upon consummation of the mergers on January 31, 2003 and February 2, 2003, the Company is no longer considered to be a development stage enterprise (See Note 7).


SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES.

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Repair and maintenance costs are expensed as incurred.

POST MERGER CONTINGENT ASSETS

As part of its merger with PlanetRX.com, the Company received certain intangible assets, principally domain names, whose realization is uncertain, and for which no value is recorded in the accompanying financial statements. Accordingly, such assets will be recognized only upon their sale for objectively valid consideration.

DEFERRED MERGER COSTS

Costs incurred related to a pending merger are capitalized until the transaction is either consummated, in which case the costs are included in the consideration paid, or abandoned, in which case the costs are charged to expense.

DEVELOPMENT STAGE EXPENSES

Expenses incurred during the development stage are expensed as incurred.

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This pronouncement allows companies to either expense the estimated fair value of all stock options, or, with respect to options granted to employees and directors, to continue to follow the intrinsic value method previously set forth in Accounting Principles Board Opinion No. 25, but disclose pro forma effects on net income
(loss) had the fair value of those options been expensed. The Company has elected to continue to apply the previous standard in accounting for stock options granted to employees and directors. Disclosure of stock-based compensation as required by SFAS 123 is presented in Note 5. For stock options granted to non-employees, other than to directors serving in such capacity, the Company follows the fair value method prescribed by SFAS 123.

INCOME TAXES

The Company utilizes an asset and liability approach in its accounting for income taxes. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of assets and liabilities.

COMPREHENSIVE INCOME (LOSS)

The Company has no items of comprehensive income (loss) other than net loss.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 145, "Rescission on FASB 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" (SFAS
145). Under SFAS 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement from continuing operations. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 with early adoption encouraged. The adoption of this standard is not expected to have a material effect on the Company.

In June 2002, the FASB issued Statement of Financial Accounting Standard 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 is effective for exit or disposal activities initiated on or after December 31, 2002. The effects of adopting this standard on the Company's financial statements are not expected to be material.

In December 2002, the FASB issued Statement of Financial Accounting Standard 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS
148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standard 123, "Accounting for Stock-Based Compensation" (SFAS 123), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosures required by SFAS 148 are included in this report. (See Note 5).


NOTE 2. CONVERTIBLE DEBENTURES PAYABLE

On December 20, 2002, the Company commenced a private offering of 379 units consisting of (i) a convertible promissory note due December 31, 2003 with interest payable quarterly at a stated interest rate of 15% per annum and (ii) a warrant to purchase shares of common stock, exercisable at $0.25 per share, for each $5.00 in principal of the promissory note issued in the unit. The holder has the right to convert the outstanding principal amount of the convertible promissory note (or any portion thereof), together with accrued interest thereon, into shares of the Company's common stock at a conversion price of $0.25 per share, subject to standard anti-dilution adjustments as specified in the note.

At the time of the Offering, the Company's common stock was trading above the conversion price. This difference has resulted in the recognition of a beneficial conversion feature and, accordingly, a portion of the proceeds from each convertible note has been credited to additional paid-in capital. At December 31, 2002, the Company had issued $135 of units, including $25 for previously rendered legal services, and allocated $95 and $6 to the beneficial conversion feature and warrants, respectively, with $34 remaining as principal. As a result of these two allocated principal amounts, the overall effective interest rate on these notes approximates 357%.

On December 31, 2003, the Company will be required to pay $135, together with accrued quarterly interest thereon. The fair value of such liability at December 31, 2002 is $145.

NOTE 3. RELATED PARTY TRANSACTIONS

The Company has entered into employment agreements with its executive officers. All executive officers had elected to defer receipt of the salaries, related benefits and other items due them pursuant to such contracts until the Company acquired sufficient operating capital through the acquisition of operating companies, raising of debt or equity capital or both. At December 31, 2002 and December 31, 2001, the Company had accrued $666 and $155 pursuant to these contracts, respectively. Subsequent to December 31, 2002, the Company's executive officers converted $659 of such accrued compensation due to them to newly issued preferred shares. (See Note 7).

The Company's legal counsel is also a minority stockholder. During the year ended December 31, 2002 and the period from inception, August 3, 2001, through December 31, 2001, the Company incurred $264 and $17, respectively, of fees to this related party. Payment of these fees was made in part by the issuance of a $25 face amount of convertible debentures payable. Amounts due this party as of December 31, 2002 and 2001 are reported as accrued expenses, related party on the accompanying balance sheet.

In addition at December 31, 2002, deferred merger costs consisted of amounts incurred to this party.

Another minority stockholder provided services to the Company at no cost in August of 2002. These services have been valued at $5 and are included in operating expenses with an offsetting credit to paid-in capital.


NOTE 4. COMMITMENTS AND CONTINGENCIES

MINIMUM OPERATING LEASE COMMITMENTS

The Company is party to a real estate lease for its corporate headquarters, entered into in December 2002. The lease provides for escalation based upon price indexes and operating cost increases. The approximate future minimum annual lease payments under the lease total $268 as follows: 2003: $71; 2004:
$97; 2005: $100.

EMPLOYMENT AGREEMENTS

At December 31, 2002, the Company is party to several employment contracts with certain members of management. These contracts are for varying periods and include standard provisions for restrictions on competition after termination. These agreements provide for salaries, bonuses and other benefits and also specify and delineate the granting of various stock options.

LITIGATION

In March, April and May 2001, the Company, and its former directors David M. Beirne, Michael Mortiz, William J. Razzouk and Christos M. Cotsakos and its former Chief Financial Officer, Steve Valenzuela, were named as defendants in class action complaints alleging violations of the federal securities laws in the United States District Court for the Southern District of New York. The suits have been consolidated into a single action and a consolidated amended complaint was filed on April 19, 2002.

The purported class action alleges violation of Sections 11 and 15 of the Securities Acts of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The essence of the complaint is that the defendants issued and sold the Company's common stock pursuant to a registration statement for its October 7, 1999 initial public offering ("IPO") without disclosing to investors that certain underwriters in the offering had solicited and received excessive and undisclosed commissions from certain investors. The complaint also alleges that the registration statement failed to disclose that the underwriters allocated Company shares in the IPO to customers in exchange for the customers' promises to purchase additional shares in the aftermarket at pre-determined prices above the IPO price, thereby maintaining, distorting and/or inflating the market price for the shares in the aftermarket. The action seeks damages in an unspecified amount. The action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the individual defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Court dismissed the Section 10(b) claim against the individual defendants, but denied the motion to dismiss the
Section 11 claim and the Section 15 and 20(a) control person claims. The Company and the individual defendants intend to vigorously defend the action. At this time, the Company does not believe this matter will have a material impact on its financial position, operations or liquidity.

On June 19, 2001, vTraction, Inc. filed a complaint for breach of contract in the Chancery Court of Tennessee for the Thirtieth Judicial District at Memphis alleging that the Company entered into an oral agreement with vTraction to sell certain equipment and later reneged, and claiming damages in an amount including, but not limited to, the difference between the price agreed to in the alleged oral contract and the market price of the equipment. The Company has filed an answer asserting the affirmative defenses of failure of consideration and statute of frauds and denying the existence of an oral contract. At this time, the Company does not believe this matter will have a material impact on its financial position, operations or liquidity.


NOTE 5.  STOCKHOLDERS' DEFICIENCY

PREFERRED STOCK

The Company's certificate of incorporation authorizes a series of 5,000,000 shares of preferred stock with a par value of $0.0001 and with such rights, privileges and preferences, as the board of directors may determine. Through December 31, 2002, the Company had not issued any shares of preferred stock. (See Note 7).


STOCK PURCHASE WARRANTS

As part of its convertible notes offering, the Company issued detachable warrants to purchase up to 75,800 shares of common stock at a rate of $0.25 per share. The warrants are exercisable at a rate of $0.25 per share for a period of three years.


COMMON STOCK

On August 3, 2001, the Company received subscriptions to purchase 1,120,000 shares of common stock for $0.001 per share from its founders. Such subscriptions were paid in 2002.

On October 31, 2001, the Company issued 115,000 shares of common stock valued at $0.25 per share to individuals for consulting services provided to the Company. As a result, the Company recorded approximately $28 of non-cash compensation expense in the quarterly period ended December 31, 2001.

In March 2002, the Company, partially through its founding shareholders, issued a total of 16,431,975 shares of restricted and unrestricted common stock to its newly recruited chief executive officer in connection with his employment agreement and recorded $200 of non-cash stock compensation applicable to the 5,477,325 of shares that were unrestricted. Immediately prior to their issuance to the new chief executive officer, they had been contributed, at no consideration, to the Company by the Company's two founding shareholders. Of the 10,954,650 restricted shares issued, all of which were newly issued shares, 8,215,875 were to vest over time with the value of the stock award to be amortized to expense over the related vesting period. The remaining 2,738,775 restricted shares were to vest upon the Company's completing its initial acquisition, with a compensation charge to be recorded based on the market value of the stock at the time of such initial acquisition. On July 16, 2002, this individual resigned as chief executive officer of the Company. In connection with his resignation, he rescinded the stock grant as well as all options that he had been granted. In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, the Company recorded approximately $62 of income in order to reverse the effects of amounts previously recorded as expense for the amortization of unvested restricted stock that was forfeited. Also, pursuant to the terms of the rescission agreement, the unrestricted shares that were issued to the individual that had been contributed to the Company by the founding shareholders were reissued to them and pursuant to the merger agreement with PlanetRx.com the restricted shares were reallocated to all shareholders that had existed just prior to the merger with PlanetRx.com. The reallocation to all other shareholders was a "de facto" proportional stock split, not requiring any accounting recognition. The re-issuance of the shares to the founding shareholders resulted in a $548 charge to non-cash stock-based compensation, since among other factors, they assumed the responsibilities of the former executive.

In May of 2002, the Company completed an offering of 10,783,486 shares of common stock for approximately $394 to private investors at $0.0365 per share. Approximately $9 of offering costs were charged against these proceeds.

Also in May of 2002, as described in Note 1, the Company merged with PlanetRx.com. As a result, the shareholders of PlanetRx.com became shareholders of the Company. At the time of the merger, these shareholders owned 6,173,403 shares. In accordance with standard accounting practices for reverse acquisitions, the shares owned and retained by the PlanetRX.com shareholders are treated as if they were newly issued by the Company to effect the merger.

In July 2002 the Company issued 458,725 shares of common stock valued at $0.10 per share, to certain consultants as consideration for their services and recorded $46 of non-cash compensation expense.

In November 2002, the Company issued 400,000 shares of common stock, valued at $0.09 per share, to a consultant as consideration for his services and recorded $36 of non-cash compensation expense.

STOCK OPTIONS

In December 2002, the Company's shareholders approved the 2002 Equity Participation Plan (the "2002 Plan"). The maximum number of shares of common stock that may be issued pursuant to options or as restricted stock granted under the 2002 Plan is one hundred million shares. The 2002 Plan authorizes the granting of stock options, restricted stock and stock bonuses to employees, officers, directors and consultants, independent contractors and advisors of the Company and its subsidiaries.

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2002 and the period from inception (August 3, 2001) to December 31, 2001:

Expected life of option in years                         4
Dividend yield                                           0%
Volatility                                             115%
Risk free interest rate                               3.94%

The Company did not grant options during 2001. The weighted average fair value of options granted to employees during 2002 was as follows:


                                                        2002
                                                  -------------
Fair value of each option granted                      $nil
Total number of options granted                     38,433,000
Total fair value of all options granted                 $83


Outstanding options, consisting of ten-year incentive options typically vest and become exercisable over a three-year period from the date of grant. The outstanding options expire ten years from the date of grant or upon retirement from the Company, and their exercise is contingent upon continued employment during the applicable ten-year period.

A summary of the stock option grants outstanding as of December 31, 2002 and changes during the year then ended is presented below:



                                                                    WEIGHTED
                                                                    AVERAGE
                                                    NUMBER OF       EXERCISE
                                                     OPTIONS         PRICE
                                                 --------------   -----------
     Outstanding at January 1, 2002                          -             -
     Granted                                        38,433,000         $0.19
     Assumed in merger                                  18,750         $2.12
     Exercised                                               -             -
     Forfeited                                               -             -
                                                 --------------   -----------

     Outstanding at December 31, 2002               38,451,750         $0.19
                                                ==============   ===========

     Options exercisable at December 31, 2002       10,518,750         $0.17
                                                 ==============   ===========

The following table summarizes information about stock options outstanding at December 31, 2002:

                                  12/31/2002                        REMAINING
                                   OPTIONS           OPTIONS         LIFE IN
EXERCISE PRICE RANGE              OUTSTANDING      EXERCISABLE        YEARS
                             -----------------    ------------    -------------
$0.09 - 0.10                        16,408,000       6,000,000         9.8
$0.26                               22,025,000       4,500,000        10.0
$2.12*                                  18,750          18,750         7.8
                             -----------------    ------------
Total                               38,451,750      10,518,750
                             =================    ============

* Granted by predecessor issuer
-------------------------------------------------------------------------------


NOTE 6. INCOME TAXES

Through December 31, 2002, the Company is considered to be in the development stage and has incurred losses since inception. Due to the uncertainty of future taxable income, no future tax benefits have been recognized. At December 31, 2002, the Company has net operating tax loss carryforwards totaling $606, expiring $38 in 2021 and $568 in 2022. The components of the Company's net deferred tax assets as of December 31, 2002 and 2001 are as follows:


                                                        2002              2001
                                                  ----------        ----------
                                                         (IN THOUSANDS)
     Deferred tax assets:
          Deferred salaries and benefits                $682              $ 58
          Operating loss carryforwards                   219                14
                                                  ----------        ----------
                                                         901                72
     Deferred tax asset valuation allowance             (901)              (72)
                                                  ----------        ----------

     Net deferred tax assets                            $  -              $  -
                                                        ====              ====


The tax asset valuation allowance increased by $829 in 2002 and by $72 in 2001.

The following reconciles the income tax expense computed at the federal statutory income tax rate to the provision for income taxes recorded in the income statement for the periods ended December 31, 2002 and 2001:

                                                           2002         2001


Provision for income taxes at statutory federal rate       35.0%         35.0%

State and local income taxes, net of federal benefit        3.5%          3.5%
Items providing no benefit                                (38.5)%       (38.5)%
                                                        -------       -------
Effective tax rate                                            0%            0%
                                                        =======       =======

NOTE 7. SUBSEQUENT EVENTS

On January 31, 2003, the Company completed its merger with Mortgage Express, Inc. (now known as PGNF Homefunding Corp.) pursuant to an agreement dated October 14, 2002, and Paragon Homefunding was merged into Mortgage Express, with Mortgage Express becoming a wholly owned subsidiary of the Company. Mortgage Express has been in the business of originating residential mortgage loans since 1998.

At closing, all of the outstanding common shares of Mortgage Express converted into 52,329,735 shares of the Company's common stock valued at $0.122 per share and aggregating $6,367, constituting approximately 45.5% of the common stock outstanding after the consummation of the merger. The shares of common stock issued in the Mortgage Express merger are unregistered but carry piggyback registration rights. However, if the holder requests such piggyback rights be exercised in a registration statement that includes securities being offered for the sale by an underwriter, the underwriter may, in its discretion, limit or exclude the number of shares of common stock to be registered for resale. In that case, those shares of common stock that were not permitted to be registered for resale by an underwriter will be eligible to be included in a subsequent registration statement.

Additionally, Paragon issued a promissory note in the amount of $1,800, subject to adjustment, to an entity wholly owned by the sole owner of Mortgage Express. The promissory note accrues interest at 4.92% and is payable on July 31, 2004. Paragon's payment obligations under the promissory note are secured by a security interest in the Mortgage Express shares of common stock owned by Paragon. On March 26, 2003, this note was converted into a Series E Preferred Stock with an equivalent face value and a 4% stated dividend. This series of preferred stock is non-redeemable and non-voting.

On February 2, 2003 the Company consummated a merger with Paragon Homefunding, Inc., a Florida corporation ("Paragon Florida") which was not previously affiliated with the Company. At closing, all of the outstanding common shares of Paragon Florida converted into 1,224,000 of shares of the Company's common stock valued at $0.683 per share, aggregating $836, constituting approximately one percent of Paragon's common stock outstanding after the merger and after giving effect to the consummation of the Mortgage Express merger. Additionally, Paragon issued promissory notes to the shareholders of Paragon Florida in the aggregate principal amount of $25. The promissory notes with interest accruing at 4.92% are payable on February 2, 2004. Paragon Florida has been in the business of originating residential mortgage loans since 1998.

Prior to the consummation of the mergers discussed above, Paragon had no operations. The consideration in both of these mergers was mutually agreed to by the parties and was based upon the number of Paragon's unregistered common shares equal in value to the values of each of Mortgage Express's and Paragon Florida's businesses at the time each of the merger agreements were signed.

The shares issued to Paragon Florida's shareholders are unregistered shares and cannot be sold until they are either registered with the Securities and Exchange Commission or there is an exemption from registration. These shares have the same carry piggyback registration rights as those issued in the Mortgage Express merger.

On March 26, 2003, the Company's executive officers converted amounts due them for deferred salaries, benefits and other items into $659 of Series E preferred stock, with each share having a face value of $1,000 and a stated dividend rate of 4% payable in either cash or stock, at the Company's option. This series of preferred stock does not provide for redemption and is non-voting.


NOTE 8. UNAUDITED QUARTERLY INFORMATION AND FOURTH QUARTER ADJUSTMENTS

In connection with the audit of its financial statements as of and for the year ended December 31, 2002, the Company discovered certain errors in previously reported quarterly periods during the prior two fiscal years. These errors, some of which overstated expenses and some of which understated expenses, arose from the erroneous expensing of offering costs, the non-recognition of a financed insurance policy as well as non-recording or under-recording of certain costs and expenses which were paid for by the issuance of Company stock and/or common stock purchase options, and in one case, certain consulting services that were donated by a stockholder. The costs and expenses understated (overstated), and the quarterly periods to which they relate, are summarized as follows:


                                           YEAR ENDED DECEMBER 31, 2002
                                        ---------------------------------
                                          SECOND                  THIRD
                                         QUARTER                 QUARTER
                                        ---------               ---------
Insurance expense                            $  -                   $ (17)
Non-cash compensation for
   shares reissued to founding
   shareholders                                 -                     548
Consulting and professional fees               (8)                      5
Interest expense                                                        1
                                             ----                   -----
Net expense (over)/understatement            $ (8)                  $ 537
                                             ====                   =====



                                           YEAR ENDED DECEMBER 31, 2001
                                           ----------------------------
                                                          FOURTH
                                                          QUARTER
                                                          -------
Consulting and professional fees                           $ 29
                                                           ----
Net expense understatement                                 $ 29
                                                           ====


The above adjustments have been made to the previously reported quarterly information. As restated for such adjustments, unaudited quarterly information for each of the quarters in the last two fiscal years is as follows:


                                                         YEAR ENDED DECEMBER 31, 2002
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                        FIRST             SECOND              THIRD              FOURTH
                                       QUARTER            QUARTER            QUARTER             QUARTER
                                       -------            -------            -------             -------
Revenue                                 $   -               $    -              $   -              $    -
Total operating expenses                $  389              $  432              $  658             $  863
Net loss                                $ (389)             $ (432)             $ (658)            $ (863)
Basic and diluted loss per
    share                               $(0.01)             $(0.01)             $(0.01)            $(0.01)


                                                           YEAR ENDED DECEMBER 31, 2001
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                        FIRST              SECOND              THIRD              FOURTH
                                       QUARTER             QUARTER            QUARTER             QUARTER
                                       -------             -------            -------             -------
Revenue                                   $ -                $ -               $    -             $    -
Total operating expenses                  $ -                $ -               $   77             $  148
Net loss                                  $ -                $ -               $  (77)            $ (148)
Basic and diluted loss per
    share                                 $ -                $ -               $(0.00)            $(0.01)

                                   SIGNATURES


        Pursuant to the requirements of the Securities Act of 1933, the Registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-K and has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized, in the City of Ponte Vedra Beach, State of Florida, on the 15th day of April, 2003.

                          PARAGON FINANCIAL CORPORATION
            By:                  /s/  STEVEN A. BURLESON
                    ==================================================
                                    Steven A. Burleson
                                 Chief Executive Officer

Date: April 15, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                    Signature                                        Title                              Date
=================================================  ==========================================   =====================


By:            /s/ PAUL K. DANNER                  Chairman of the Board of Directors,          April 15, 2003
      ===========================================  Director and Secretary
                    Paul K. Danner
By:             /s/ STEVEN A. BURLESON             Chief Executive Officer  and Director        April 15, 2003
      ===========================================  (Principal Operating Officer)
                  Steven A. Burleson
By:              /s/  SCOTT L. VINING              Chief Financial Officer (Principal           April 15, 2003
      ===========================================  Financial and Accounting Officer)
                     Scott Vining
By:                                                Director
      ===========================================
                    Harold Lazarus
By:                /s/ PHILIP LAGORI               Vice Chairman of the Board of Directors      April 15, 2003
      ===========================================  and Director
                     Philip Lagori

                                 CERTIFICATIONS
                                 --------------


         I, Steven A. Burleson, certify that:

         1. I have reviewed this annual report on Form 10-K of Paragon Financial Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 15, 2003        By:         /s/  STEVEN A. BURLESON
                                ================================================
                                   Steven A. Burleson, Chief Executive Officer
                                          (Principal Operating Officer)

         I, Scott L. Vining, certify that:

         1. I have reviewed this annual report on Form 10-K of Paragon Financial Corporation;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 15, 2003         By:             /s/  SCOTT L. VINING
                                  ==============================================
                                      Scott L. Vining, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)