Form 10-Q
period 2003-03-31
PARAGON FINANCIAL CORP
filed 2003-05-27
CIK 1089979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

             -------------------------------------------------------

                                    FORM 10-Q

             -------------------------------------------------------


(Mark One)

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED March 31, 2003, or
                                               --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)  OF THE SECURITIES  EXCHANGE ACT
    OF 1934

            FOR THE TRANSITION PERIOD FROM ___________TO __________.

                        Commission File Number 000-27437


                          PARAGON FINANCIAL CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                 94-322773
         --------                                                 ---------
State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)


     5000 Sawgrass Village Circle
         Ponte Vedra, Florida                                       32082
     ---------------------------                                    -----
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (904) 285-0000
       ------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).      Yes      No  X
                                                     ---     ---

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes_____       No_______


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 116,146,478 shares as of May 16, 2003.

                          Paragon Financial Corporation

                                    Form 10-Q

                                      Index


                                                                            Page
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS ..............................................   3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS .............................  15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK .........................................................  19

ITEM 4. CONTROLS AND PROCEDURES ...........................................  20

PART II - OTHER INFORMATION ...............................................  21

ITEM 1. LEGAL PROCEEDINGS .................................................  21

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..................................  21

SIGNATURES ................................................................  23

CERTIFICATIONS

                       PART I - FINANCIAL INFORMATION



Item 1. Financial Statements


     The accompanying unaudited condensed consolidated financial statements of Paragon Financial Corporation (the "Company") and its wholly-owned subsidiaries include all adjustments (consisting only of normal recurring accruals) which management considers necessary for a fair presentation of the Company's financial position as of March 31, 2003 and its operating results and cash flows for the three month periods ended March 31, 2003 and 2002.

     These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

                 Paragon Financial Corporation and Subsidiaries

                      Condensed Consolidated Balance Sheets

                      (in thousands, except share amounts)



                                                                                      March 31, 2003       December 31, 2002
                                                                                        (Unaudited)                *
                                                                                      --------------       -----------------
Assets
Cash and cash equivalents                                                                $    235              $     91
Fees receivable                                                                               271                     -
Mortgage loans receivable held for sale, net                                               14,047                     -
Prepaid expenses                                                                               84                    31
Office property and equipment, net of accumulated depreciation                              1,139                     1
Notes and mortgages receivable, other                                                         339
Available for sale securities                                                                 764                     -
Goodwill and other intangible assets                                                        8,143                     -
Other assets                                                                                   54                    83
                                                                                         --------              --------
Total Assets                                                                             $ 25,076              $    206
                                                                                         ========              ========


Liabilities and Stockholders' Equity
Warehouse lines of credit                                                                $ 13,733            $        -
Notes payable                                                                               1,771                     -
Convertible debentures payable                                                                 38                    34
Accounts payable                                                                              689                   177
Accrued expenses - related party                                                               59                   204
Accrued expenses - other                                                                      337                     -
Derivative liability                                                                          305                     -
Related party debt subsequently converted to preferred stock                                    -                   659
                                                                                         --------              --------
Total liabilities                                                                          16,932                 1,074
                                                                                         --------              --------

Stockholders' Equity:
   Preferred stock: Issuable in series, $0.0001 par
      value; 5,000,000 shares authorized:
      Series E, $1,000 stated value; 2,459 and no
      shares issued and outstanding, respectively                                               -                     -
   Common stock: $0.0001 par value; 400,000,000
      shares authorized; 116,146,478 and
      62,592,744 shares issued and outstanding,
      respectively                                                                             12                     6
   Additional paid-in capital                                                              11,623                 1,693
   Accumulated deficit                                                                     (3,490)               (2,567)
   Accumulated other comprehensive income                                                      (1)                    -
                                                                                         --------              --------
Total stockholders' equity (deficiency)                                                     8,144                  (868)
                                                                                         --------              --------
 Total liabilities and stockholders' equity                                              $ 25,076              $    206
                                                                                         ========              ========


                 * Condensed from audited financial statements.
       See notes to unaudited condensed consolidated financial statements.

                 Paragon Financial Corporation and Subsidiaries
           Condensed Consolidated Statement of Operations (Unaudited)
                For the three-month periods ended March 31, 2003
                and 2002 (in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                         2003            2002
                                                       --------        ---------
Revenues
   Gain on sale of loans                               $    699        $      -
   Loan origination fees                                    876               -
   Interest earned                                          271               -
                                                       --------        --------
Total revenues                                            1,846               -

Expense
   Salaries and related expenses                          1,585             329
   Loan production costs                                    247               -
   General and administrative expenses                      670              60
   Interest expense                                         259               -
   Realized loss in derivative                               25               -
   Unrealized gain on derivative                            (17)              -
                                                       --------        --------
Total expenses                                            2,769             389
                                                       --------        --------

Net loss                                               $   (923)       $   (389)
                                                       ========        ========

Basic and diluted loss per share                       $  (0.01)       $  (0.01)
                                                       ========        ========
Weighted average shares outstanding -
   basic and diluted                                     97,673          35,310
                                                       ========        ========



      See notes to unaudited condensed consolidated financial statements.

                 Paragon Financial Corporation and Subsidiaries
           Condensed Consolidated Statement of Cash Flows (Unaudited)
               For the three-months ended March 31, 2003 and 2002
                                 (in thousands)
--------------------------------------------------------------------------------


                                                                                                         2003                2002
                                                                                                       --------            ---------
Cash flows from operating activities
     Net loss                                                                                          $   (923)           $   (389)
     Adjustments to reconcile net loss to net cash provided by
       used in operating activities:
       Depreciation and amortization                                                                         47                   -
       Provision for loan losses                                                                             36                   -
       Loans originated                                                                                 (35,281)                  -
       Loans sold                                                                                        45,828                   -
       Decrease in warehouse lines of credit                                                             (9,584)                  -
       Net changes in other assets                                                                          (89)                  -
       Net changes in other liabilities                                                                    (171)                174
                                                                                                       --------            --------
                Net cash used in operating activities                                                      (137)               (215)
                                                                                                       --------            --------

Cash flows from investing activities:
     Purchase of property and equipment                                                                    (149)                 (1)
     Cash acquired in purchases of businesses                                                               343                   -
     Purchase of marketable securities                                                                      (83)                  -
     Other investing proceeds                                                                                13                   -
                                                                                                       --------            --------
                Net cash provided by (used in) investing activities                                         124                  (1)

Cash Flows from financing activities:
     Proceeds from the issuance of common stock                                                               -                 364
     Proceeds from the issuance of debentures                                                               231                   -
     Proceeds from the issuance of warrants                                                                  13                   -
     Repayments of debt                                                                                     (87)                  -
                                                                                                       --------            --------
                Net cash provided by financing activities                                                   157                 364
                                                                                                       --------            --------

Net Increase or (Decrease) in Cash                                                                          144                 148

Cash and cash equivalents beginning of period                                                                91                   -
                                                                                                       --------            --------
Cash and cash equivalents end of period                                                                $    235            $    148
                                                                                                       ========            ========

            See notes to condensed consolidated financial statements.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

1.   Principles   of  Consolidation,  Basis  of  Presentation   and  Significant
     Accounting Policies

     The accompanying condensed consolidated financial statements of Paragon Financial Corporation and subsidiaries (referred to herein sometimes as "we", "our" or the "Company") are prepared in accordance with the Securities and Exchange Commission's rules regarding interim financial statements, and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Reference is made to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. Certain previously reported amounts have been reclassified to conform to the current period's presentation. Such reclassifications had no effect on net loss or shareholders' equity.

     The condensed consolidated balance sheet as of March 31, 2003 and the condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002 are unaudited and include all adjustments (consisting only of normal recurring accruals) which management considers necessary for a fair presentation of our financial position as of March 31, 2003 and our operating results and cash flows for the three month periods ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

Due to our recent acquisitions, we are no longer considered a development stage enterprise.

Significant Accounting Policies
-------------------------------

Principles of Consolidation. The accompanying consolidated financial statements include the financial statements of our wholly owned subsidiaries, PNGF Home Lending Corp. (formerly known as Mortgage Express, Inc. and referred to as "PGNF" in this Form 10-Q) and Paragon Homefunding, Inc. (referred to as "Paragon Florida" in this Form 10-Q). All material intercompany balances and transactions are eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

Financial Statement Presentation. We prepare our financial statements using an unclassified balance sheet presentation as is customary in the mortgage banking industry. We operate under two business segments: wholesale and retail.

Cash and Cash Equivalents. For purposes of the statements of cash flows, we consider all highly-liquid debt instruments with maturities when purchased of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and due from banks.

Mortgage Loans Receivable Held for Sale. Mortgage loans receivable held for sale are stated at the lower of amortized cost or fair value as determined by outstanding commitments from investors or current investor-yield requirements, calculated on an aggregate basis. Interest on loans receivable held for sale is credited to income as earned. Interest is accrued only if deemed collectible.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

Gain on Sales of Loans. Gains or losses resulting from sales of mortgage loans are recognized at the date of settlement and are based on the difference between the selling price for sales and the carrying value of the related loans sold. Nonrefundable fees and direct costs associated with the origination of mortgage loans are deferred and recognized when the loans are sold. Loan sales are accounted for as sales when control of the loans is surrendered, to the extent that consideration other than beneficial interests in the loans transferred is received in the exchange.

Derivatives. As a result of its merger with PGNF, we have a derivative instrument. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, obligates us to record all derivatives at fair value and permits us to designate derivative instruments as being used to hedge changes in fair value or changes in cash flows. Changes in the fair value of derivatives that offset changes in cash flows of hedged items are recorded initially in other comprehensive income. Amounts recorded in other comprehensive income are subsequently reclassified into earnings during the same period in which the hedged item affects earnings. If a derivative qualifies as a fair value hedge, then changes in fair value of the hedging derivative are recorded in earnings and are offset by changes in fair value attributable to the hedged risk of the hedged item. Any portion of the change in the fair value of derivatives designated as hedge that is deemed ineffective is recorded in earnings along with changes in the fair value of derivatives with no hedge designation.

Allowance for Loan Losses. The allowance for loan losses relates primarily to the potential repurchase of loans or indemnification of losses based on alleged violations of representations and warranties which are customary to the mortgage banking industry. We purchase fraud insurance on the loans originated by our wholesale segment. The allowance represents our estimate of the total uninsured losses expected to occur and is considered to be adequate. Provisions for losses are charged to gain on sale of loans and credited to mortgage loans receivable held for sale.

Office Property and Equipment. Property and equipment are carried at cost less accumulated depreciation. Upon disposal of property and equipment, the appropriate accounts are reduced by the related cost and accumulated depreciation. The resulting gains and losses are reflected in consolidated earnings. Depreciation is computed using the straight-line method over the estimated lives of the related assets.

Advertising. We account for our advertising costs as nondirect response advertising. Accordingly, advertising costs are expensed as incurred.

Segment Reporting. Through our retail and wholesale origination segments, we provide a broad range of mortgage products. Management measures the revenue streams of each of its origination segments separately. We have provided revenue and expense data by each of these business segments.

Stock-Based Compensation. We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). APB 25 provides that compensation expense relative to our employee stock options is recorded on the date of grant only if the current market price of the underlying stock exceeds

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)


the exercise price. Under SFAS 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), which amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

As of March 31, 2003, there were stock options outstanding for the purchase of 28,433,000 shares of our common stock. There were no stock options granted during the quarters ended March 31, 2003 and 2002. The following table shows the pro forma net loss as if the fair value method of SFAS No. 123 had been used to account for stock-based compensation expense (dollars in thousands, except per share amounts):

                                                              Three Months Ended
                                                                  March 31, 2003
                                                              ==================

Net loss, as reported                                                   $  (923)

Stock-based employee compensation expense determined
   under fair value based method for all awards,
   net of related tax effects                                              (324)

                                                                        -------

Pro forma net loss                                                      $(1,247)
                                                                        =======

Net loss per share:

  Basic and diluted, as reported                                        $ (0.01)
                                                                        =======

   Pro forma basic and diluted                                          $ (0.01)
                                                                        =======


2.   Acquisitions and Goodwill

On January 31, 2003, we completed our merger with PGNF, and as a result of the merger, PGNF became a wholly owned subsidiary of ours. PGNF has been in the business of originating residential mortgage loans since 1998. Subject to the terms of the merger agreement, at closing, all of the outstanding shares of PGNF's common stock converted into 52,329,735 shares of our common stock valued at $6.4 million (or approximately $0.122 per share), or approximately 45.5% of the then outstanding common stock after the consummation of the merger. Additionally, we issued a promissory note in the amount of $1.8 million to an entity wholly owned by the sole shareholder of PGNF. The promissory note accrued interest at 4.92% and was payable on July 31, 2004. Our payment obligations under the promissory note were secured by a security interest in the PGNF shares of common stock that we own. On March 26, 2003, the holder of this note agreed to convert the note into 1,800 shares of our Series E preferred stock with a face value of $1,000 per share, and a 4% stated dividend payable in cash or shares of common stock, at the Company's option. This series of preferred stock does not provide for redemption and is non-voting.

On February 2, 2003 we completed our merger with Paragon Florida. Subject to the terms of the merger agreement, at closing, all of the outstanding shares of Paragon Florida's common stock converted into 1,224,000 of shares of our common

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

stock valued at $836,000 (approximately $0.6833 per share). Additionally, we issued promissory notes to the shareholders of Paragon Florida in the aggregate principal amount of $25,000. The promissory notes accrue interest at 4.92% and are payable on February 2, 2004. Paragon Florida has been in the business of originating residential mortgage loans since 1998.

Both of these mergers were accounted for as acquisitions pursuant to SFAS No. 141, Accounting for Business Combinations ("SFAS 141"). Accordingly, our results of operations include the operating results of these companies from the effective date of these mergers, February 1, 2003. As a result of these mergers, we have initially recorded goodwill and other intangible assets of $8.1 million which represents the excess of the purchase price over the initial estimated fair values of the tangible, financial and intangible assets acquired and liabilities assumed at date of acquisition. We are currently evaluating the initial estimates of the fair values of the assets acquired and liabilities assumed and the application of SFAS 141. The final fair values allocated to the assets acquired, including specifically indentified intangibles other than goodwill, liabilities assumed and goodwill may differ materially from our initial estimates. SFAS No. 142, Accounting for Goodwill and Intangible Assets, eliminated the requirement to amortize goodwill through a periodic charge to earnings. We will evaluate goodwill on an annual basis for impairment based upon the estimated fair value as of the balance sheet date.

Our unaudited consolidated results of operations on a pro forma basis as if we had consummated the mergers with PGNF and Paragon Florida on January 1, 2002 are as follows:


                                                    3  Months                   3  Months
                                                  March  31, 2003             March 31, 2002
                                                  ---------------             --------------
                                                 (in thousands,exceptshare and per share data)

Revenues                                             $  4,115                   $  2,927
Net income (loss)                                    $    115                   $   (331)
Diluted Earnings (Loss) per Share                    $   0.00                   $   0.00
Weighted Average Shares-Diluted                       116,147                     88,864

3.   Going Concern

We have sustained operating losses since inception. At March 31, 2003, our shareholders' equity was $8.3 million primarily due to the issuance of equity securities as a result of our acquisitions of PGNF and Paragon Florida. We incurred a net loss of $923,000 and used $137,000 of cash in operations during the three months ended March 31, 2003. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes that, with the mergers with PGNF and Paragon Florida, it has taken the steps necessary to reverse the negative trend. Our continued existence depends on a number of factors, including but not limited to, our ability to secure adequate sources of capital and locate and fund acquisitions of suitable companies. However, there can be no assurance we will be able to continue as a going concern.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)


4.   Comprehensive Income (Loss)

     The components of comprehensive income (loss) for the three months ended March 31, 2003 are listed below:


Net loss as reported                                                      $(923)
Other Comprehensive Income (Loss)
     Unrealized loss of securities                                        $  (1)
                                                                          -----

Total Comprehensive Loss                                                  $(924)
                                                                          =====

5.   Mortgage Loans Receivable Held For Sale

Capitalized as part of mortgage loans receivable held for sale are employee costs and loan production costs. These capitalized costs are offset against net gains on mortgage loan sales and fees when the loans are sold or amortized as yield adjustment in the case of loans held for investment. A summary of mortgage loans receivable held for sale, at the lower of cost or market at March 31, 2003 follows (dollars in thousands):


                                                                March 31, 2003
                                                                --------------

Mortgage loans receivable held for sale                            $13,873
Allowance for loan losses                                              (36)
Net deferred origination costs                                         210
                                                                   -------
                                                                   $14,047
                                                                   =======

6. Debentures and Warrants

On March 6, 2003, we completed a private offering of 379 units consisting of (i) a $1,000 convertible promissory note due December 31, 2003 with interest payable quarterly at a stated interest rate of 15% per annum and (ii) a warrant to purchase shares of common stock, exercisable at $0.25 per share, for each $5.00 in principal of the promissory note issued in the unit. The holder has the right to convert the outstanding principal amount of the convertible promissory note (or any portion thereof), together with accrued interest thereon, into shares of our common stock at a conversion price of $0.25 per share, subject to standard anti-dilution adjustments as specified in the note.

Over the course of the offering, our common stock was trading above the conversion price. This difference has resulted in the recognition of a beneficial conversion feature and, accordingly, a portion of the proceeds from each convertible note has been credited to additional paid-in capital. In the three months ended March 31, 2003, we issued $244,000 of units and allocated $227,000 and $13,000 to the beneficial conversion feature and warrants, respectively, with $4,000 remaining as principal.

As a result of the offering, we raised $354,000 in cash and paid $25,000 in legal services to our company counsel. We allocated $20,000, $322,000 $38,000 of the proceeds to the warrants, beneficial conversion feature and debenture values, respectively. Based upon these allocations, the overall effective interest rate on this offering is approximately 1055%.

7.   Warehouse Lines of Credit

Our subsidiary, PGNF, has mortgage warehouse facilities with commercial banks aggregating $47.5 million. These credit facilities are used to fund mortgage loans and are collateralized by the mortgage loans funded. These warehouse

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

facilities do not require compensating balances. Warehouse lines of credit consist of the following at March 31, 2003 (dollars in thousands):

                                                                                         March 31, 2003
                                                                                         --------------

$15 million mortgage warehouse credit facility at a commercial bank; interest at
     Prime plus 1.5%.  This line expires on July 31, 2003.                                       10,197
$25 million mortgage warehouse credit facility at a commercial bank; interest at
     Libor plus 2.25%.  This line expires on April 15, 2003.                                      3,536
                                                                                         --------------
                                                                                         $       13,733
                                                                                         ==============

All of the Company's warehouse lines contain provisions whereby the lender can terminate their agreement without cause with certain notice requirements. The Company's management believes the warehouse relationships will remain in place until maturity; however, there is no assurance that one or more of the lenders will not terminate their agreements prior to maturity, or that additional lines will be negotiated when existing lines terminate. Either occurrence would adversely affect the Company's ability to originate loans.

8.   Segment Data

     We provide a broad range of mortgage products through our wholesale and retail segments. Our management measures the revenue streams of each of our lending segments separately. The table below provides revenue and expense data by business segment.

                      For the quarter ended March 31, 2003
                             (amounts in thousands)

                                   Wholesale      Retail       Corporate        Total
                                   =========     ========      =========        =====

Mortgage loans closed              $ 35,281      $ 50,582      $       -      $ 85,863
                                   ========      ========      =========      ========
Revenues:
   Gain on sale                    $    699           $ -      $       -      $    699
   Loan origination fees                  -           876              -           876
   Interest income                      262             9              -           271
                                   --------      --------      ---------      --------
Total Revenues                     $    961      $    885      $       -      $  1,846
Salaries and benefits                   726           681            178         1,585
Other operating expenses                 80           167              -           247
Other overhead not allocated            326           168            176           670
Interest expense                        162            13            109           284
                                   --------      --------      ---------      --------
Total expenses                        1,294         1,029            463         2,786
                                   --------      --------      ---------      --------
Net loss                           $   (333)     $   (144)     $    (463)     $   (940)
                                   ========      ========      =========      ========

9.   Preferred Stock

     On March 26, 2003, our board of directors authorized the issuance of Series E preferred stock. Our Series E preferred stock has a stated value of $1,000 per share and provides for a mandatory dividend equal to 4% of the stated value per annum. The Series E preferred stock is non-voting, is not redeemable and has no conversion rights.

     On March 26, 2003, the holder of the $1.8 million note issued as part of the consideration for the PGNF acquisition converted this note, including $14,000 in accrued interest, into 1,800 shares of Series E preferred stock. On March 26, 2003, our executive officers converted $659,000 due them for deferred salaries, benefits and other items into 659 shares of Series E preferred stock. At March 31, 2003, the cumulative dividend due on this Series E preferred stock was $1,347.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)



10.  Commitments and Contingencies

MINIMUM OPERATING LEASE COMMITMENTS

The Company is party to real estate leases for its corporate headquarters and operations locations in Westmont, IL and Olrando, FL.


EMPLOYMENT AGREEMENTS

At March 31, 2003, the Company is party to several employment contracts with certain members of management. These contracts are for varying periods and include standard provisions for restrictions on competition after termination. These agreements provide for salaries, bonuses and other benefits and also specify and delineate the granting of various stock options.

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

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)

time, the Company does not believe this matter will have a material impact on its financial position, operations or liquidity.

11.  New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. We adopted the new standard effective January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on our results of operations, financial position or cash flows.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements under certain guarantees that is has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted the disclosure requirements of the Interpretation as of December 31, 2002, the date upon which they became effective. These provisions of the Interpretation require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of the Interpretation were effective January 1, 2003. The implementation of the recognition requirements of the Interpretation did not have a material impact on our results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". This interpretation provides guidance with respect to the identification of variable interest entities and when assets, liabilities, noncontrolling interests, and the results of operations of a variable interest entity need to be included in a company's consolidated financial statements. The Interpretation requires consolidation by business enterprises of variable interest entities in cases where the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity, or in cases where the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity's activities through voting rights, the obligation to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. We are currently assessing the impact that the Interpretation will have on our consolidated financial position and consolidated results of operations and do not believe this Interpretation will have a material impact on our results of operations, financial position or cash flows.

12.  Subsequent Event

On May 12, 2003, we amended our $25 million revolving warehouse facility with a commercial bank. Under this amendment, the revolving warehouse facility was reduced from $25 million to $10 million, provided only for an advance of only 95% of the principal balance of the mortgage loans, requiring the Company to use working capital to fund the remaining portion of the principal balance of the mortgage loans and had an interest rate of Libor plus 2.25%.

On April 23, 2003, our $7.5 Million revolving warehouse facility with a commercial bank expired and was not renewed.

13.  Supplemental Cash Flow Information

                                                      Three Months Ended
                                              March 31, 2003      March 31, 2002
                                              --------------      --------------
                                                        (in thousands)


Non-cash investing and financing activities
   Consideration for purchases of businesses         $ 9,103             $     -
                                                     =======             =======

14.  Income Taxes

We utilize an asset and liability approach in our accounting for income taxes. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of assets and liabilities. Our results of operations do not recognize a tax benefit on the net operating losses incurred in the three month periods ended March 31, 2003 and 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion below should be read in conjunction with the Paragon Financial Corporation and Subsidiaries (the "Company", "we", "our" or "us") Unaudited Consolidated Financial Statements and Notes appearing elsewhere in this report.


Special Note Regarding Forward-Looking Information
--------------------------------------------------

     Certain information contained in this Report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "explore," "consider," "anticipate," "intend," "could," "estimate," "plan," or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to the risks and uncertainties associated with:


     - our ability to raise capital necessary to sustain our operations and to implement our business plan,

     - our ability to obtain regulatory permits and approvals to continue operating in the financial services area,

     - our ability to identify and complete acquisitions and successfully integrate the businesses we acquire, if any,

     - changes in the real estate market, interest rates or the general economy of the markets in which we operate,

     -    our ability to employ and retain qualified management and employees,

     -    changes  in  government   regulations   that  are  applicable  to  our
          businesses,

     - general volatility of the capital markets and the maintenance of a market for our shares,

     -    changes in the demand for our services,

     -    the degree and nature of our competition,

     -    our ability to generate sufficient cash to pay our creditors, and

     - disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political events.

     We are also subject to other risks detailed from time to time in our Securities and Exchange Commission filings. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

     The following is a discussion of the results of operations and analysis of financial condition for the three months ended March 31, 2003 compared to March 31, 2002. The results of operations for PGNF and Paragon Florida are included since February 1, 2003, the effective date of our mergers with them.

General

We are headquartered in Ponte Vedra Beach, Florida and were incorporated in Delaware in August 1999. We are a nationwide mortgage banking company that, through our subsidiaries, originates and sells residential mortgage loans secured primarily by first mortgages on single-family residences. Our borrowers generally have considerable equity in the property securing the loan, but have impaired or limited credit profiles or higher debt-to-income ratios than traditional mortgage lenders allow. Our borrowers also include individuals who, due to self-employment or other circumstances, have difficulty verifying their income through conventional methods, and who prefer the prompt and personalized service we provide.

We originate loans through our wholesale and retail divisions. Wholesale loans are originated through independent mortgage brokers by the Wholesale Division of our subsidiary, PGNF. We do not purchase bulk pools of loans from third parties.

After originating we then sell those loans.

Our retail division originates loans direct to the consumer at our locations in Illinois and Florida. By creating a direct relationship with the borrower, retail lending provides a more sustainable loan origination franchise and greater control over the lending process. The loan origination fees contribute to profitability and cash flow and offset the higher costs of retail lending.

Market Conditions

The financial services industry, including the markets in which we operate, is highly competitive. Competition is based on the type of loan, interest rates, and service. Traditional competitors in the financial services industry include commercial banks, credit unions, thrift institutions, credit card issuers, consumer and commercial finance companies, and leasing companies. While we face significant competition in connection with our mortgage loan products, we believe that we compete effectively in our markets by providing competitive rates and efficient, complete services.

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

Critical Accounting Policies

We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Footnote 1 to the Condensed Consolidated Financial Statements, beginning on page 7. Certain accounting policies require us to make significant estimates and assumptions that may have a material impact on certain assets and liabilities, as well as our operating results, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors which we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities and our results of operations.


We believe the following are critical accounting policies that require the most significant estimates and assumptions that are subject to significant change in the preparation of our consolidated financial statements:


     -    Allowance for loan losses.

     -    Gain on sale of loans.

     -    Income taxes.

Results of Operations

     Three Months Ended March 31, 2003 Compared To Three Months Ended March 31, 2002.


     Originations and Purchases. We originated $85.9 million in loans for the three months ended March 31, 2003. Wholesale loan originations were $35.2 million, or 41.1% of total originations for the three months ended March 31, 2003. Retail loan originations were $50.6 million, or 58.9%, of total originations for the three months ended March 31, 2003.

     Gain on sale of loans. The gain on the sale of loans originated was $699,000 in the three months ended March 31, 2003, and represents only the sales of loans completed in February and March of 2003.

     Loan origination fees. Revenues from loan origination fees were $876,000 in the three months ended March 31, 2003.

     Interest  earned.  Interest  earned was  $271,000 in the three months ended
March 31, 2003 and was entirely the result of the Company's merger with PGNF completed on January 31, 2003.

     Salaries and related expenses. Salaries and related expenses increased by $1,256,000, or 381.8%, to $1,585,000 in the three months ended March 31, 2003 compared to $329,000 in the three months ended March 31, 2002. This increase was primarily due to the mergers of PGNF and Paragon Florida completed on January 31, 2003 and February 2, 2003, respectively and effective from February 1, 2003. In addition, the three months ended March 31, 2003 contains the salary expense associated with the hiring of our chief executive officer and chief financial officer, both of whom were not employed by the Company in the previous comparable period.

     Loan production costs. Loan production costs were $247,000 in the three months ended March 31, 2003. Loan productin costs exclude those costs which, pursuant to SFAS 91, were capitalized and included in the basis of mortgage loans receivable held for sale.

     General and administrative expenses. General and administrative costs were $670,000 in the three months ended March 31, 2003 compared to $60,000 in the three months ended March 31, 2002. This increase was due primarily to the mergers of PGNF and Paragon Florida completed on January 31, 2003 and February 2, 2003, respectively and effective from February 1, 2003.

     Interest expense. Interest expense was $284,000 in the three months ended March 31, 2003. Interest expense was incurred primarily from borrowings under our revolving warehouse facilities and interest on our convertible debentures. Interest expense related to borrowings under our warehouse facility was approximately $141,000 for the three months ended March 31, 2003. Interest expense on our convertible debentures was approximately $109,000 for the three months ended March 31, 2003.

     Net loss. Net loss increased by $538,000 to $927,000 in the three months ended March 31, 2003 compared to $389,000 for the three months ended March 31, 2003 due to the factors discussed above.

Liquidity and Capital Resources

     Our primary sources of liquidity are:

     -    fundings under revolving warehouse facilities,

     -    sale of mortgage loans and related servicing rights, and

     - fees earned from originating retail mortgage loans. We historically have relied on the issuance of convertible debt and equity securities to finance our operating cash requirements.

     Our operations require continued access to short-term and long-term sources of cash. Our primary operating cash requirements include:

     -    funding of mortgage loan originations prior to their sale,

     -    fees and expenses incurred in connection with the sale of loans,

     -    ongoing administrative, operating, and tax expenses, and

     -    interest  and  principal   payments  under  our  revolving   warehouse
          facilities and other existing indebtedness.

     We had cash and cash equivalents of approximately $235,000 and available for sale securities of $764,000 at March 31, 2003.

     Warehouse Facilities. We rely on our revolving warehouse facilities to originate mortgage loans and hold them prior to sale. At March 31, 2003, we had committed revolving warehouse facilities in the amount of $47.5 million. Of the $47.5 million of committed revolving warehouse facilities available to us at March 31, 2003, $25.0 million and $7.5 million expired on April 15, 2003 and April 30, 2003, respectively. We subsequently entered into a new $10 million revolving warehouse facility with one of the expiring lenders. Generally, the Company's revolving warehouse facilities have 364-day terms and are renewed on an annual basis. No assurances can be made that we will be successful in our efforts to renew our warehouse facilities.

     Certain of the Company's warehouse and repurchase facility lenders advance less than 100% of the principal balance of the mortgage loans, requiring the Company to use working capital to fund the remaining portion of the principal balance of the mortgage loans.

     All of the Company's revolving warehouse facilities contain provisions requiring the Company to meet certain periodic financial covenants, which establish, among other things, liquidity, stockholders' equity, leverage, and net income levels. If the Company is unable to meet these financial covenants going forward, or is unable to obtain subsequent amendments or waivers, if required, or for any other reason is unable to maintain existing warehouse or repurchase lines or renew them when they expire, it would have to cease loan production operations which would jeopardize the Company's ability to continue to operate as a going concern.

     The Sale of Mortgage Loans. The Company's ability to sell loans originated by it in the secondary market through whole loan sales is necessary to generate cash proceeds to pay down its warehouse facilities and fund new mortgage loan originations. The ability of the Company to sell loans in the secondary market on acceptable terms is essential for the continuation of the Company's loan origination operations.

     Due to our recent mergers with PGNF and Paragon Florida, we anticipate that the cash generated from these operations, cash on hand, available for sale securities and available borrowings under our warehouse facilities will enable us to meet our existing liquidity requirements during the next 12 months. We may, however, require additional financing to pursue our growth strategies or pursue acquisitions of other mortgage origination businesses. If such financing is required, there are no assurances that it will be available, or if available, that it can be obtained on terms favorable to us or on a basis that is not dilutive to our stockholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Impact Of Inflation

Inflation affects us most significantly in the area of loan originations and can have a substantial effect on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Profitability may be directly affected by the level and fluctuation in interest rates that affect our ability to earn a spread between interest received on its loans and the costs of its borrowings. Our profitability is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect our ability to originate loans and affect the mix of first and second-lien mortgage loan products. Generally, first-lien mortgage production increases relative to second-lien mortgage production in response to low interest rates and second-lien mortgage production increases relative to first-lien mortgage production during periods of high interest rates. Fluctuating interest rates may also affect the net interest income earned by us resulting from the difference between the yield to us on loans held pending sales and the interest paid by us for funds borrowed under our warehouse lines of credit.

Market Risk

Our market risk is the risk of economic loss resulting from adverse changes in market prices of mortgage loans and interest rates. We rely heavily on borrowings under our warehouse credit facilities to conduct our wholesale origination business. Borrowings under these credit facilities are done at variable rates that will increase as interest rates rise. Additionally, when interest rates rise, loans held for sale and any applications in process with locked-in rates decrease in value. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

When interest rates decline, fallout may occur as a result of customers withdrawing their applications. In those instances, we may be required to reduce our interest rates to meet the market demands. Our wholesale segment operates primarily in the subprime credit market. This market is less sensitive than the prime credit markets are to the daily fluctuations in mortgage rates.

We do not maintain a trading account nor are we subject to currency exchange risk or commodity price risk. Responsibility for monitoring interest rate risk rests with senior management. Senior management regularly reviews our interest rate risk position and adopts balance sheet strategies that are intended to optimize operating earnings while maintaining market risk within acceptable guidelines.

While we monitor interest rates and may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that our results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. There were no open hedging positions at March 31, 2003.

Item 4. Controls and Procedures

An evaluation was performed within the last ninety days under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures and its internal controls and procedures for financial reporting. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. Also as a result of that evaluation, the CEO and CFO made improvements to the Company's internal controls during the quarter ended March 31, 2003. The Company's goal is to monitor disclosure controls and internal controls and to make modifications as necessary so that these controls are dynamic systems that change as conditions warrant.

                                     PART II


Item 1. Legal Proceedings

We have previously disclosed our material litigation and regulatory issues in our 2002 Annual Report on Form 10-K. Below we have provided updates on those matters for which there were material developments during the first quarter of 2003.

With respect to the securities litigation class action pending in the United States District Court for the Southern District of New York, in which we are named as one of the issuer-defendants, the court denied the motion to dismiss the complaint against the company on February 19, 2003. The court dismissed the Securities Exchange Act Section 10(b) claim against the individual defendants, but denied the motion to dismiss the Securities Act Section 11 claim and Sections 15 and 20(a) control person claims. The issuer-defendants, including the company, have engaged in settlement discussions with the plaintiffs. A Memorandum of Understanding reflecting the settlement discussions is being drafted. The Company and the individual defendants intend to vigorously defend the action. At this time, the Company does not believe this matter will have a material impact on its financial position, operations or liquidity, however, due to inherent uncertainties in litigation, such an outcome cannot be assured.

Item 2. Changes in Securities and Use of Proceeds

The information in response to this item is set forth in footnotes 6 and 9 on pages 11 and 12 of this Form 10-Q and is incorporated hereinby reference.

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

         The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.


Exhibit
 Number     Description
-------     -----------


  2.1 Agreement and Plan of Merger dated as of October 14, 2002 among PlanetRx.com, Inc. (n/k/a Paragon Financial Corporation), Paragon Homefunding, Inc. a Delaware Corporation and Mortgage Express, Inc. (n/k/a PGNF Home Lending Corp., et al (the "Mortgage Express Plan of Merger") *

  2.2       Amendment No. 1 to the Mortgage Express Plan of Merger **

  2.3 Agreement and Plan of Merger dated December 9, 2002 among PlanetRx.com, Inc. (n/k/a Paragon Financial Corporation), Paragon Acquisition Corp. II, Paragon Homefunding, Inc., a Florida corporation, et al. (the "Paragon Homefunding Plan of Merger") **

  2.4       Amendment No. 1 to the Paragon Homefunding Florida Plan of Merger **

  3.1 Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 6, 1999 +

  3.2       Certificate   of   Amendment   of  the   Restated   Certificate   of
            Incorporation filed with the Secretary of State of the State of Delaware on October 13, 2000 +

  3.3 Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 30, 2002 +

  3.4       Certificate   of   Amendment   of  the   Restated   Certificate   of
            Incorporation filed with the Secretary of State of the State of Delaware on December 26, 2002 +

  3.5       Certificate of Designations of Series E Preferred Stock +

  3.6       Amended and Restated By-laws ***

  4.1       Form of Promissory Note ***

  4.2       Certificate of Designations of Series E Preferred Stock ****

  10.1 Employment Agreement, dated as of January 31, 2003 by and between Paragon Homefunding Corporation and Philip Lagori ***


  10.2 Lease dated January 1, 2003 between Ponte Vedra Management Group, Ltd. and Paragon Financial Corporation ***

  99.1 Certificate of Chief Executive Officer Pursuant to 18 U.S.C. Section Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

  99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +


-----------------------

 * Filed as an Exhibit 2 to Paragon's Quarterly Report for the period ended September 30, 2002

 ** Filed as an exhibit to Paragon's Current Report on Form 8-K for an event dated January 31, 2003

***  Filed herewith as an exhibit to Paragon's Annual Report on Form 10-K

**** Filed herewith as Exhibit 3.5

 +   Filed herewith


         (b) Reports on Form 8-K


             Current Report on Form 8-K for an Event Dated January 31, 2003 filed on February 14, 2003 relating to the acquisitions of PGNF and Paragon Homefunding, Inc.

             Current Report on Form 8-K for an Event Dated February 12, 2003 filed on February 20, 2003 relating to change in accountants.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            PARAGON FINANCIAL CORPORATION


                            /s/ Steven A. Burleson
                            -----------------------------------------------
                            Steven A. Burleson
                            President, Chief Executive Officer and Director
                            Dated: May 27, 2003

                            /s/ Scott L. Vining
                            -----------------------------------------------
                            Scott L. Vining
                            Chief Financial Officer
                            Dated: May 27, 2003

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Steven A. Burleson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Paragon Financial Corporation;

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

          (b)  evaluated  the  effectiveness  of  the  registrant's   disclosure
          controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or ther employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 27, 2003

                   By: /s/ Steven A. Burleson
                   ================================================
                   Steven A. Burleson, Chief Executive Officer
                      (Principal Operating Officer)

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Scott L. Vining, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Paragon Financial Corporation;

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

          (d)  evaluated  the  effectiveness  of  the  registrant's   disclosure
          controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (e) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or ther employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 27, 2003

                By: /s/ Scott L. Vining
                ================================================
                 Scott L. Vining, Chief Financial Officer
                     (Principal Accounting Officer)