Form 10-Q/A
period 2003-03-31
PARAGON FINANCIAL CORP
filed 2003-05-30
CIK 1089979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

             -------------------------------------------------------

                                    FORM 10-Q/A-1

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

EXPLANATORY NOTE

The Company is filing this amendment to its quarterly report on Form 10-Q for the quarter ended March 31, 2003, as filed with the Securities and Exchange Commission on May 27, 2003, to correct typographical errors in footnotes 1, 2, 5, 8 and 13 contained in Part I as well as on page 17 in Part II of this Form 10-Q for the quarter ended March 31, 2003. We have also added additional disclosure in footnotes 1, 2, 5 and 13 contained in Part I as well as on page 17 in Part II of this Form 10-Q for the three months ended March 31, 2003.

There were no changes in the Company's financial position, operating results or cash flows as a result of this amendment. For the convenience of the reader, the Quarterly Report has been reproduced in its entirety.

In connection with the filing of this Amendment and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, certain currently dated certifications have been included. The Company has not updated the information contained herein for events and transactions occurring subsequent to the date of the original Quarterly Report on Form 10-Q for the three months ended March 31, 2003.

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

                 Paragon Financial Corporation and Subsidiaries
           Condensed Consolidated Statement of Operations (Unaudited)
                For the three-month periods ended March 31, 2003
                and 2002 (in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                         2003            2002
                                                       --------        ---------
Revenues
   Gain on sale of loans                               $    699        $      -
   Loan origination fees                                    876               -
   Interest earned                                          271               -
                                                       --------        --------
Total revenues                                            1,846               -

Expense
   Salaries and related expenses                          1,585             329
   Loan production costs                                    247               -
   General and administrative expenses                      670              60
   Interest expense                                         259               -
   Realized loss on derivative                               25               -
   Unrealized gain on derivative                            (17)              -
                                                       --------        --------
Total expenses                                            2,769             389
                                                       --------        --------

Net loss                                               $   (923)       $   (389)
                                                       ========        ========

Basic and diluted loss per share                       $  (0.01)       $  (0.01)
                                                       ========        ========
Weighted average shares outstanding -
   basic and diluted                                     97,673          35,310
                                                       ========        ========



      See notes to unaudited condensed consolidated financial statements.

                 Paragon Financial Corporation and Subsidiaries
           Condensed Consolidated Statement of Cash Flows (Unaudited)
               For the three-months ended March 31, 2003 and 2002
                                 (in thousands)
--------------------------------------------------------------------------------


                                                                                                         2003                2002
                                                                                                       --------            ---------
Cash flows from operating activities:
     Net loss                                                                                          $   (923)           $   (389)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization                                                                         47                   -
       Provision for loan losses                                                                             36                   -
       Loans originated                                                                                 (35,281)                  -
       Loans sold                                                                                        45,828                   -
       Decrease in warehouse lines of credit                                                             (9,584)                  -
       Net changes in other assets                                                                          (89)                  -
       Net changes in other liabilities                                                                    (171)                174
                                                                                                       --------            --------
                Net cash used in operating activities                                                      (137)               (215)
                                                                                                       --------            --------

Cash flows from investing activities:
     Purchase of property and equipment                                                                    (149)                 (1)
     Cash acquired in purchases of businesses                                                               343                   -
     Purchase of marketable securities                                                                      (83)                  -
     Other investing proceeds                                                                                13                   -
                                                                                                       --------            --------
                Net cash provided by (used in) investing activities                                         124                  (1)

Cash Flows from financing activities:
     Proceeds from the issuance of common stock                                                               -                 364
     Proceeds from the issuance of debentures                                                               231                   -
     Proceeds from the issuance of warrants                                                                  13                   -
     Repayments of debt                                                                                     (87)                  -
                                                                                                       --------            --------
                Net cash provided by financing activities                                                   157                 364
                                                                                                       --------            --------

Net Increase in Cash                                                                                        144                 148

Cash and cash equivalents beginning of period                                                                91                   -
                                                                                                       --------            --------
Cash and cash equivalents end of period                                                                $    235            $    148
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

Use Of Estimates. In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Stock-Based Compensation. We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). APB 25 provides that compensation expense relative to our employee stock options is recorded on the date of grant only if the current market price of the underlying stock exceeds

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (UNAUDITED)


the exercise price. Under SFAS 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), which amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. We will continue to report stock based compensation under APB25 but have adopted the interim reporting requirements of SFAS 148.

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

Both of these mergers were accounted for as acquisitions pursuant to SFAS No. 141, Accounting for Business Combinations ("SFAS 141"). Accordingly, our results of operations include the operating results of these companies from the effective date of these mergers, February 1, 2003. As a result of these mergers, we have initially recorded goodwill and other specifically identified intangible assets of $8.1 million which represents the excess of the purchase price over the initial estimated fair values of the tangible, financial and intangible assets acquired and liabilities assumed at date of acquisition. We are currently evaluating the initial estimates of the fair values of the assets acquired and liabilities assumed and the application of SFAS 141. The final fair values allocated to the assets acquired, including specifically indentifiable intangibles other than goodwill, liabilities assumed and goodwill may differ materially from our initial estimates. SFAS No. 142, Accounting for Goodwill and Intangible Assets, eliminated the requirement to amortize goodwill through a periodic charge to earnings. We will evaluate goodwill and any other specifically identified intangible assets on an periodic basis for impairment based upon the estimated fair value as of the balance sheet date.

Our unaudited consolidated results of operations on a pro forma basis as if we had consummated the mergers with PGNF and Paragon Florida on January 1, 2002 are as follows:


                                                    3  Months                   3  Months
                                                  March  31, 2003             March 31, 2002
                                                  ---------------             --------------
                                                 (in thousands,exceptshare and per share data)

Revenues                                             $  4,115                   $  3,328
Net income (loss)                                    $    138                   $   (331)
Diluted Earnings (Loss) per Share                    $   0.00                   $   0.00
Weighted Average Shares-Diluted                       116,147                     88,864

3.   Going Concern

We have sustained operating losses since inception. At March 31, 2003, our shareholders' equity was $8.3 million primarily due to the issuance of equity securities as a result of our acquisitions of PGNF and Paragon Florida which resulted in recognition of $8.1 million in goodwill. We incurred a net loss of $923,000 and used $137,000 of cash in operations during the three months ended March 31, 2003. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes that, with the mergers with PGNF and Paragon Florida, it has taken the steps necessary to reverse the negative trend. Our continued existence depends on a number of factors, including but not limited to, our ability to secure adequate sources of capital and locate and fund acquisitions of suitable companies. However, there can be no assurance we will be able to continue as a going concern.

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
                                                                          =====

5.   Mortgage Loans Receivable Held For Sale

Mortgage loans receivable held for sale includes certain employee costs and loan production costs which, pursuant to SFAS No. 91, have been deferred and added to the basis of mortgage loans receivable held for sale. These capitalized costs are offset against net gains on mortgage loan sales and fees when the loans are sold or amortized as yield adjustment in the case of loans held for investment. A summary of mortgage loans receivable held for sale, at the lower of cost or market at March 31, 2003 follows (dollars in thousands):


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

Over the course of the offering, our common stock was trading above the conversion price. This difference has resulted in the recognition of a beneficial conversion feature and, accordingly, a portion of the proceeds from each convertible note has been credited to additional paid-in capital. During the three months ended March 31, 2003, we issued $244,000 of units and allocated $227,000 and $13,000 to the beneficial conversion feature and warrants, respectively, with $4,000 remaining as principal.

Cumulatively, we raised $354,000 in cash and paid $25,000 in legal services to our company counsel. We allocated $20,000, $322,000 $38,000 of the proceeds to the warrants, beneficial conversion feature and debenture values, respectively. Based upon these allocations, the overall effective interest rate on this offering is approximately 1055%.

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

                      For the quarter ended March 31, 2003
                             (amounts in thousands)

                                   Wholesale      Retail       Corporate        Total
                                   =========     ========      =========        =====

Mortgage loans closed              $ 35,281      $ 50,582      $       -      $ 85,863
                                   ========      ========      =========      ========
Revenues:
   Gain on sale                    $    699           $ -      $       -      $    699
   Loan origination fees                  -           876              -           876
   Interest income                      262             9              -           271
                                   --------      --------      ---------      --------
Total Revenues                     $    961      $    885      $       -      $  1,846
                                   --------      --------      ---------      --------

Expenses:
   Salaries and benefits                726           681            178         1,585
   Loan Productin costs                  80           167              -           247
   Other overhead                       334           168            176           678
   Interest expense                     137            13            109           259
                                   --------      --------      ---------      --------
Total expenses                        1,277         1,029            463         2,769
                                   --------      --------      ---------      --------
Net loss                           $   (316)     $   (144)     $    (463)     $   (923)
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

13.  Supplemental Cash Flow Information

                                                      Three Months Ended
                                              March 31, 2003      March 31, 2002
                                              --------------      --------------
                                                        (in thousands)

Cash interest paid                                   $   218             $     -
                                                     =======             =======

Non-cash investing and financing activities
   Consideration for purchases of businesses         $ 9,103             $     -
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

     Interest expense. Interest expense was $259,000 in the three months ended March 31, 2003. Interest expense was incurred primarily from borrowings under our revolving warehouse facilities and interest on our convertible debentures. Interest expense related to borrowings under our warehouse facility was approximately $141,000 for the three months ended March 31, 2003. Interest expense on our convertible debentures was approximately $109,000 for the three months ended March 31, 2003.

     Realized loss on derivative. The realized loss on derivative was $25,000 in the three months ended March 31, 2003 and represents the cost of maintaining the derivative financial instrument assumed as part of our acquisition of PGNF.

     Unrealized gain on derivative. The unrealized gain on derivative was $17,000 in the three months ended March 31, 2003 and represents the change in fair value, since the date of the acquisition, of a derivative financial instrument assumed as part of our acquisition of PGNF.

     Net loss. Net loss increased by $534,000 to $923,000 in the three months ended March 31, 2003 compared to $389,000 for the three months ended March 31, 2003 due to the factors discussed above.

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

     Warehouse Facilities. We rely on our revolving warehouse facilities to originate mortgage loans and hold them prior to sale. At March 31, 2003, we had committed revolving warehouse facilities in the amount of $47.5 million. Of the $47.5 million of committed revolving warehouse facilities available to us at March 31, 2003, $25.0 million and $7.5 million expired on April 15, 2003 and April 30, 2003, respectively. We subsequently entered into a new $10 million revolving warehouse facility with one of the expiring lenders. Generally, the Company's revolving warehouse facilities have 364-day terms and are renewed on an annual basis. No assurances can be made that we will be successful in our efforts to continue to renew our warehouse facilities upon their expiration.

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

When interest rates decline, fallout may occur as a result of customers withdrawing their applications. In those instances, we may be required to reduce our interest rates to meet the market demands. Our wholesale segment operates primarily in the subprime credit market. This market is less sensitive than the prime credit markets are due to the daily fluctuations in mortgage rates.

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

Item 2. Changes in Securities and Use of Proceeds

The information in response to this item is set forth in footnotes 6 and 9 on pages 11 and 12 of this Form 10-Q and is incorporated herein by reference.

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


                            PARAGON FINANCIAL CORPORATION


                            /s/ Steven A. Burleson
                            -----------------------------------------------
                            Steven A. Burleson
                            President, Chief Executive Officer and Director
                            Dated: May 29, 2003

                            /s/ Scott L. Vining
                            -----------------------------------------------
                            Scott L. Vining
                            Chief Financial Officer
                            Dated: May 29, 2003

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


Date: May 29, 2003

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


Date: May 29, 2003

                By: /s/ Scott L. Vining
                ================================================
                 Scott L. Vining, Chief Financial Officer
                     (Principal Accounting Officer)