Form 10-Q
period 2003-06-30
PARAGON FINANCIAL CORP
filed 2003-08-18
CIK 1089979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


   (Mark One)
      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------     ------------


                        COMMISSION FILE NUMBER 000-27437

                          PARAGON FINANCIAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                                                                             94-322773
 (State or Other Jurisdiction of Incorporation                                             (I.R.S. Employer Identification No.)

         5000 SAWGRASS VILLAGE CIRCLE, PONTE VEDRA BEACH, FLORIDA 32082
                    (Address of principal executive offices)

                                  904-285-0000
                           (Issuer's telephone number)


              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes   |_|       No |X|

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 116,396,478 shares as of August 18, 2003.

                                TABLE OF CONTENTS

        Item No.                                                                                       Page Number
        ---------                                                                                      -----------
                                                  PART I - FINANCIAL INFORMATION

         Item 1.       Financial Statements

                       Condensed Consolidated Balance at June 30, 2003 Sheets (Unaudited) and
                       December 31, 2002 (Audited)                                                          2

                       Condensed Consolidated Income Statements for the three and six months ended
                       June 30, 2003 and 2002 (Unaudited)                                                   3

                       Condensed Consolidated Statements of Cash Flows for the six months ended
                       June 30, 2003 and 2002 (Unaudited)                                                   4

                       Notes to Condensed Consolidated Financial Statements (Unaudited)                     5

         Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                       Operations                                                                          15

         Item 3.       Quantitative and Qualitative Disclosures About Market Risk                          21

         Item 4.       Controls and Procedures                                                             22


                                                   PART II - OTHER INFORMATION

         Item 1.       Legal Proceedings                                                                   23

         Item 2.       Changes in Securities                                                               23

         Item 3.       Defaults Upon Senior Securities                                                     23

         Item 4.       Submission of Matters to a Vote of Security Holders                                 23

         Item 5.       Other Information                                                                   24

         Item 6.       Exhibits and Reports on Form 8-K                                                    24

                       Signature Page                                                                      25

Item 1. Financial Statements

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  JUNE 30, 2003        DECEMBER 31, 2002
                                                                                    (UNAUDITED)                *
ASSETS:
Cash and cash equivalents                                                                  $  647                  $  91
Fees receivable                                                                               440                      -
Mortgage loans receivable held for sale, net                                               14,038                      -
Office property and equipment, net of accumulated depreciation                              1,234                      1
Other notes and mortgages receivable, net                                                   1,014                      -
Available for sale securities                                                                 953                      -
Goodwill and other intangible assets                                                        8,498                      -
Prepaid and other assets                                                                      201                    114
                                                                              ---------------------- ----------------------

TOTAL ASSETS                                                                             $ 27,025                 $  206
                                                                              ====================== ======================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Warehouse lines of credit                                                                $ 13,741                 $    -
Notes payable                                                                               2,269                      -
Notes payable - related party                                                               1,175                      -
Convertible debentures payable                                                                 38                     34
Accounts payable and accrued liabilities                                                      815                    177
Accrued expenses related party                                                                 59                    204
Accrued expense - other                                                                       651                      -
Derivative liability                                                                          280                      -
Related party debt subsequently converted to preferred stock                                    -                    659
                                                                              ---------------------- ----------------------

TOTAL LIABILITIES                                                                          19,028                  1,074

STOCKHOLDERS' EQUITY:
Preferred stock: Issuable in series,  $0.0001 par value; 5,000,000 shares authorized: Series E, $1,000 stated value; 2,459 and no shares issued
     and outstanding, respectively                                                              -                      -
Common stock: $0.0001 par value; 400,000,000 shares authorized; 116,396,478
     and 62,592,744 shares issued and outstanding, respectively                                11                      6
Additional paid-in capital                                                                 11,776                  1,693
Retained earnings                                                                         (3,771)                (2,567)
Unearned stock based compensation                                                           (115)                      -
Accumulated other comprehensive income                                                         96                      -
                                                                              ---------------------- ----------------------
Total stockholders' equity                                                                  7,997                  (868)
                                                                              ---------------------- ----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 27,025                 $  206
                                                                              ====================== ======================

                 * Condensed from audited financial statements.

     See accompanying notes to condensed consolidated financial statements.

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                     THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------         -------------------------
                                                            2003         2002             2003              2002
                                                            ----         ----             ----              ----
REVENUE:
      Gain on sale of loans                             $ 2,246             $  -          $ 2,945               $  -
      Loan origination fees                               1,670                -            2,546                  -
      Interest, dividend and other income                   398                -              669                  -
                                                   ---------------   --------------  ---------------   ----------------
           Total revenue                                  4,314                -            6,160                  -
                                                   ---------------   --------------  ---------------   ----------------

EXPENSES:
    Salaries, commission, and benefits                    2,463              203            4,048                532
    Loan production costs                                   470                -              717                  -
    General and administrative                            1,204              229            1,874                289
    Interest                                                423                -              682                  -
    Realized loss on derivative                              38                                63
    Unrealized gain on derivative                           (3)                              (20)
                                                   ---------------   --------------  ---------------   ----------------
           Total expenses                                 4,595              432            7,364                821
                                                   ---------------   --------------  ---------------   ----------------

 Net income                                             $ (281)          $ (432)         $(1,204)            $ (821)
                                                   ===============   ==============  ===============   ================

Net income (loss) per common share - basic
    and diluted                                         $ (0.00)         $ (0.01)         $ (0.01)           $ (0.02)
                                                   ===============   ==============  ===============   ================

Weighted average number of shares
   outstanding - basic and diluted                      116,146           42,804          106,961             39,106
                                                   ===============   ==============  ===============   ================



     See accompanying notes to condensed consolidated financial statements.

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                               SIX MONTHS ENDED     SIX MONTHS ENDED
                                                                                  JUNE 30, 2003        JUNE 30, 2002
                                                                              -------------------  --------------------
Operating activities:
   Net loss                                                                          $ (1,204)               $ (821)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                         125                     1
     Non-cash stock based compensation                                                      10                   261
     Non-cash interest expense converted to preferred stock                                 13                     -
     Provision for loan repurchases and premium recapture                                  274                     -
     Funding of mortgage loans held for sale or as other notes and mortgages         (113,405)                     -
     Proceeds from sale of mortgage loans held for sale                                123,026                     -
     Decrease in warehouse lines of credit                                             (9,576)                     -
     Increase in derivative liability                                                       55                     -
     Increase in net other assets                                                        (250)                   (5)
     Increase in net other liabilities                                                     252                   376
                                                                              -------------------  --------------------
       Net cash used in operating activities                                             (680)                 (188)
                                                                              -------------------  --------------------

Investing activities:
   Purchases of equipment and improvements                                               (322)                   (2)
   Cash acquired in purchases of businesses                                                205                     -
   Purchases of marketable equity securities                                             (249)                     -
   Proceeds from the sale of websites                                                       48                     -
                                                                              -------------------  --------------------
       Net cash used in investing activities                                             (318)                   (2)
                                                                              -------------------  --------------------

Financing activities:
    Proceeds from the sale of common stock                                                   -                   394
    Proceeds from the sale of warrants                                                      13                     -
    Proceeds from the issuance of debentures                                               231                     -
    Borrowings under loans from related parties                                          1,175
    Borrowings under promissory note                                                       135
                                                                              -------------------  --------------------
      Net cash provided by financing activities                                          1,554                   394
                                                                              -------------------  --------------------

Net increase in cash and cash equivalents                                                  556                   204
Cash and cash equivalents at beginning of period                                            91                     -
                                                                              -------------------  --------------------
Cash and cash equivalents at end of period                                               $ 647                 $ 204
                                                                              ===================  ====================



     See accompanying notes to condensed consolidated financial statements.

                          PARAGON FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------
         The accompanying condensed consolidated financial statements include the financial statements of our wholly owned subsidiaries, PNGF Home Lending Corp. (formerly known as Mortgage Express, Inc. and referred to as "PGNF" in this Form 10-Q) and Paragon Homefunding, Inc. (referred to as "Paragon Florida" in this Form 10-Q). All material intercompany balances and transactions are eliminated in consolidation. The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Basis of Presentation
---------------------
         The accompanying condensed consolidated financial statements of Paragon Financial Corporation and subsidiaries (referred to herein sometimes as "we", "our" or the "Company") are prepared in accordance with the Securities and Exchange Commission's rules regarding interim financial statements, and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Reference is made to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. Certain previously reported amounts have been reclassified to conform to the current period's presentation. Such reclassifications had no effect on net loss or shareholders' equity.

         The condensed consolidated balance sheet as of June 30, 2003 and the condensed consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2003 and 2002 are unaudited and include all adjustments (consisting only of normal recurring accruals) which management considers necessary for a fair presentation of our financial position as of June 30, 2003 and our operating results and cash flows for the three and six month periods ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

         The results of operations for the three and six months ended June 30, 2002 have been restated to include an adjustment of professional fees in the three months ended June 30, 2002. For information on our restated quarterly results of operations for the year ended December 31, 2002, please refer to footnote 8 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Cash and Cash Equivalents. For purposes of the statements of cash flows, we consider all highly-liquid debt instruments with maturities when purchased of three months or less to be cash equivalents. Cash equivalents consist of cash on hand and cash due from banks.

Mortgage Loans Receivable Held for Sale. Mortgage loans receivable held for sale are stated at the lower of amortized cost or fair value as determined by outstanding commitments from investors or current investor-yield requirements, calculated on an aggregate basis. Interest on loans receivable held for sale is credited to income as earned. Interest is accrued only if deemed collectible.

Gain on Sales of Loans. Gains or losses resulting from sales of mortgage loans are recognized at the date of settlement and are based on the difference between the selling price of the mortgage loans sold and the carrying value of the related loans sold. Nonrefundable fees and direct costs associated with the origination of mortgage loans are deferred and recognized when the loans are sold. Loan sales are accounted for as sales when control of the loans is surrendered.

Origination Fees. Origination fees are comprised of points and other fees charged on mortgage loans originated by our retail channel. Retail points and fees are primarily a function of the volume of mortgage loans originated by our retail channel. Origination fees on loans originated by our retail channel which are subsequently sold are deferred and recognized as part of the gain on sale of loans.

Derivatives. As a result of our merger with PGNF, we have a derivative instrument. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, obligates us to record all derivatives at fair value and permits us to designate derivative instruments as being used to hedge changes in fair value or changes in cash flows. Changes in the fair value of derivatives that offset changes in cash flows of hedged items are recorded initially in other comprehensive income. Amounts recorded in other comprehensive income are subsequently reclassified into earnings during the same period in which the hedged item affects earnings. If a derivative qualifies as a fair value hedge, then changes in fair value of the hedging derivative are recorded in earnings and are offset by changes in fair value attributable to the hedged risk of the hedged item. Any portion of the change in the fair value of derivatives designated as hedge that is deemed ineffective is recorded in earnings along with changes in the fair value of derivatives with no hedge designation.

Allowance for loan repurchases and premium recapture. The allowance for loan repurchases and premium recapture relates primarily to the potential repurchase of loans or indemnification of losses based on alleged violations of representations and warranties which are customary to the mortgage banking industry. We purchase fraud insurance on the loans originated by our wholesale segment to mitigate this risk. The allowance represents our estimate of the total uninsured losses expected to occur and is considered to be adequate. Provisions for losses are charged to gain on sale of loans and credited to mortgage loans receivable held for sale.

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

Advertising. Our advertising costs are expensed as incurred.

Available-for-sale securities. Available-for-sale securities consist of securities not classified as trading or held-to-maturity. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of shareholders' equity until realized. Realized gains and losses on the sale of available-for-sale securities are determined using the specified identification method. Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost or amortized cost that are other than temporary result in write downs of the individual securities to their fair value as a new cost basis. The related write-downs are included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Stock Based Compensation.

Stock-Based Compensation. We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). APB 25 provides that compensation expense relative to our employee stock options is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Under SFAS 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), which amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. We will continue to report stock based compensation under APB25 but have adopted the interim reporting requirements of SFAS 148.

         As of June 30, 2003, there were stock options outstanding for the purchase of 38,442,900 shares of our common stock. There were options to purchase 15,009,900 shares of our common stock granted during the quarter ended June 30, 2003. We also rescinded options to purchase 5,000,000 shares of our common stock during the quarter ended June 30, 2003. The following table shows the pro forma net loss as if the fair value method of SFAS No. 123 had been used to account for stock-based compensation expense (dollars in thousands, except per share amounts):

                                                                          SIX MONTHS ENDED
                                                                    ------------------------------
                                                                      JUNE 30,         JUNE 30,
                                                                        2003             2002
                                                                    -------------    -------------
           Net loss, as reported                                       $ (1,204)          $ (821)

           Stock-based employee compensation expense
             determined under fair value based method for all
             awards,   net of related tax effects                            315                -
                                                                    -------------    -------------

                                                                    -------------    -------------

           Pro forma net loss                                           $(1,519)           $(821)

           Net loss per share:
               Basic and diluted, as reported                           $ (0.00)         $ (0.02)
               Pro forma basic and diluted                              $ (0.01)         $ (0.02)

         On May 12, 2003, we issued a total of 250,000 restricted shares of our common stock valued at $125,000 to a consulting firm and its owner. The restricted shares vest over a two year period, and we incur a non-cash charge of $5,208 per month as a result of the issuance of these restricted shares.

         On May 14, 2003, we issued 1,000,000 options to purchase shares of our common stock at an exercise price of $0.60 per share to a consultant. The fair value of these options on the date of grant using the Black-Scholes model was $160,509, and we incur a non-cash charge of $6,688 per month as a result of the issuance of these options.


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

         On February 2, 2003 we completed our merger with Paragon Florida. Subject to the terms of the merger agreement, at closing, all of the outstanding shares of Paragon Florida's common stock converted into 1,224,000 of shares of our common stock valued at $836,000 (approximately $0.6833 per share). Additionally, we issued promissory notes to the shareholders of Paragon Florida in the aggregate principal amount of $25,000. The promissory notes accrue interest at 4.92% and are payable on February 2, 2004. Paragon Florida has been in the business of originating residential mortgage loans since 1998.

         Both of these mergers were accounted for as acquisitions pursuant to SFAS No. 141, Accounting for Business Combinations ("SFAS 141"). Accordingly, our results of operations include the operating results of these companies from the effective date of these mergers, February 1, 2003. As a result of these mergers, we had initially recorded goodwill and other specifically identified intangible assets of $8.1 million which represented the excess of the purchase price over the initial estimated fair values of the tangible, financial and intangible assets acquired and liabilities assumed at date of acquisition. Subsequently, we have recorded $339,000 of additional goodwill related to our acquisition of PGNF due to loan repurchases and premium recapture on loans sold prior to our acquisition of PGNF. We continue to evaluate the estimates of the fair values of the assets acquired and liabilities assumed. The final fair values allocated to the assets acquired, including specifically indentifiable intangibles other than goodwill, liabilities assumed and goodwill may differ materially from our current estimate. SFAS No. 142, Accounting for Goodwill and Intangible Assets, eliminated the requirement to amortize goodwill through a periodic charge to earnings. We will evaluate goodwill and any other specifically identified intangible assets on an periodic basis for impairment based upon the estimated fair value as of the balance sheet date.

         Our unaudited consolidated results of operations on a pro forma basis as if we had consummated the mergers with PGNF and Paragon Florida on January 1, 2002 are as follows:

                                                                   SIX MONTHS ENDING
                                                         --------------------------------------
                                                           JUNE 30, 2003        JUNE 30, 2002
                                                         -----------------    -----------------
        Revenues                                                  $8,429               $5,995
         Net income (loss)                                         $ (37)               $ (83)
         Diluted earnings (loss) per share                       $ (0.00)             $ (0.00)
         Weighted average shares - diluted                       125,353               96,358

3.   GOING CONCERN

We have sustained operating losses since inception. At June 30, 2003, our shareholders' equity was $8.0 million due primarily to the issuance of equity securities as a result of our acquisitions of PGNF and Paragon Florida which resulted in recognition of $8.5 million in goodwill. We incurred a net loss of $1.2 million and used $680,000 of cash in operations during the six months ended June 30, 2003. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes that, with the mergers with PGNF and Paragon Florida, it has taken the steps necessary to reverse the negative trend. Our continued existence depends on a number of factors, including but not limited to, our ability to secure adequate sources of capital and locate and fund acquisitions of suitable companies. However, there can be no assurance we will be able to continue as a going concern.

4.   COMPREHENSIVE INCOME (LOSS)

         The components of comprehensive income (loss) for the three and six months ended June 30, 2003 are listed below (dollars in thousands):

                                                                THREE MONTHS          SIX MONTHS
                                                                JUNE 30, 2003       JUNE 30, 2003
         Net loss as reported                                         $ (281)            $ (1,204)

         Other Comprehensive Income (Loss):
                 Unrealized gain on available for sale
                      Securities                                          97                   96
                                                              -----------------    -----------------

         Total Comprehensive Loss                                     $ (184)            $ (1,108)
                                                              =================    =================

5.  CONCENTRATIONS OF RISK

         Our ability to continue to originate loans is dependent, in part, upon our ability to sell loans in the secondary market in order to generate cash proceeds for new originations. The value of and market for our loans is dependent upon a number of factors, including general economic conditions, interest rates and governmental regulations. Adverse changes in such factors may affect our ability to sell loans for acceptable prices within reasonable periods of time.

6.   MORTGAGE LOANS RECEIVABLE HELD FOR SALE

         Mortgage loans receivable held for sale includes certain employee costs and loan production costs which, pursuant to SFAS No. 91, have been deferred and added to the basis of mortgage loans receivable held for sale. These capitalized costs are offset against net gains on mortgage loan sales and fees when the loans are sold or amortized as yield adjustment in the case of loans held for investment. A summary of mortgage loans receivable held for sale, at the lower of cost or market at June 30, 2003 follows (dollars in thousands):

        Mortgage loans receivable held for sale                      $13,945
        Allowance for loan repurchases and premium
          Recapture                                                     (234)
        Net deferred origination costs                                   327
                                                             ----------------

                                                                     $14,038
                                                             ================

7. DEBENTURES AND WARRANTS

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

         Cumulatively, we raised $354,000 in cash and paid $25,000 in legal services to our company counsel. We allocated $20,000, $321,000 $38,000 of the proceeds to the warrants, beneficial conversion feature and debenture values, respectively. Based upon these allocations, the overall effective interest rate on this offering is approximately 1016%.

8.   WAREHOUSE LINES OF CREDIT

         Our subsidiary, PGNF, has mortgage warehouse facilities with commercial banks aggregating $50 million. These credit facilities are used to fund mortgage loans and are collateralized by the mortgage loans funded. These warehouse facilities do require compensating balances totaling $10,000. Warehouse lines of credit consist of the following at June 30, 2003 (dollars in thousands):

$5 million mortgage warehouse credit facility at a commercial bank; interest at
     Prime plus 2%. This credit facility expires on June 30, 2004.                                            $  1,221
$20 million mortgage warehouse credit facility with a $15 million sublimit for non-bank approved product at a commercial bank; interest at Prime plus 1.5%.
     This credit facility expired on July 31, 2003 and subsequently renewed to July 31, 2004.                   11,742
$10 million mortgage warehouse credit facility at a commercial bank; interest at
     Prime plus 1.5%. This credit facility expires on June 30, 2004.                                               309
$10 million mortgage warehouse credit facility at a commercial bank; interest at
     Libor plus 2.25%. This credit facility was terminated on July 18, 2003.                                       469
$5 million mortgage warehouse credit facility at a commercial bank; interest at
     Prime plus 1%. This credit facility expires December 31, 2003.                                                  -
                                                                                                -----------------------
                                                                                                               $13,741
                                                                                                =======================

         All of the PGNF's warehouse lines contain provisions whereby the lender can terminate their agreement without cause with certain notice requirements. The Company's management believes the warehouse relationships will remain in place until maturity; however, there is no assurance that one or more of the lenders will not terminate their agreements prior to maturity, or that additional lines will be negotiated when existing lines terminate. Either occurrence would adversely affect our ability to originate loans.

9.   SEGMENT DATA

         We provide a broad range of mortgage products through our wholesale and retail segments. Management measures the revenue streams of each of our lending segments separately. The table below provides revenue and expense data by business segment for the six months ended June 30, 2003 (dollars in thousands).


                                                        WHOLESALE         RETAIL          CORPORATE          TOTAL
                                                       -------------    ------------     ------------    --------------
Mortgage loans closed                                      $111,307        $147,235           $    -         $ 258,542
                                                       =============    ============     ============    ==============

Revenues:
    Gain on sale of loans                                  $  2,546          $  399           $    -          $  2,945
    Loan origination fees                                         -           2,546                -             2,546
    Interest, dividend and other income                         630              39                -               669
                                                       -------------    ------------     ------------    --------------
       Total revenues                                         3,176           2,984                -             6,160
                                                       -------------    ------------     ------------    --------------

Expenses:
   Salaries and benefits                                      1,644           1,974              430             4,048
   Loan production costs                                        206             511                -               717
   General and administrative expenses                          910             448              517             1,875
   Interest expense and other expenses                          473              42              209               724
                                                       -------------    ------------     ------------    --------------
       Total expenses                                         3,233           2,975            1,156             7,364
                                                       -------------    ------------     ------------    --------------

Net income (loss)                                            $ (57)           $   9        $ (1,156)          $(1,204)
                                                       =============    ============     ============    ==============

10.   PREFERRED STOCK

On March 26, 2003, our board of directors authorized the issuance of Series E preferred stock. Our Series E preferred stock has a stated value of $1,000 per share and provides for a mandatory dividend equal to 4% of the stated value per annum. The Series E preferred stock is non-voting, is not redeemable and has no conversion rights.

On March 26, 2003, the holder of the $1.8 million note issued as part of the consideration for the PGNF acquisition converted this note, including $14,000 in accrued interest, into 1,800 shares of Series E preferred stock. On March 26, 2003, our executive officers converted $659,000 due them for deferred salaries, benefits and other items into 659 shares of Series E preferred stock. At June 30, 2003, the cumulative dividend due on this Series E preferred stock was $25,870.


11.  COMMITMENTS AND CONTINGENCIES

Minimum Operating Lease Commitments
-----------------------------------

The Company is party to real estate leases for its corporate headquarters and operations locations in Westmont, IL and Olrando, FL.


Employment Agreements
---------------------

At June 30, 2003, the Company is party to several employment contracts with certain members of management. These contracts are for varying periods and include standard provisions for restrictions on competition after termination. These agreements provide for salaries, bonuses and other benefits and also specify and delineate the granting of various stock options.

Litigation
----------

In March, April and May 2001, the Company, and its former directors David M. Beirne, Michael Mortiz, William J. Razzouk and Christos M. Cotsakos and its former Chief Financial Officer, Steve Valenzuela were named as defendants in class action complaints alleging violations of the federal securities laws in the United States District Court for the Southern District of New York. The complaints against the Company have been consolidated into a single action and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002.

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

The action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the individual defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Court dismissed the Section 10(b) claim against the individual defendants, but denied the motion to dismiss the Section 11 claim and the
Section 15 and 20(a) control person claims against the individual defendants. The Company has approved a Memorandum of Understanding ("MOU") and related agreements which set forth the terms of a settlement between the Company and the plaintiff class. Thus far, 289 of the companies sued in nearly identical actions have also approved the MOU and related agreements. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and approval by the Court. We cannot opine as to whether or when a settlement will occur or be finalized. Whether or not the settlement is ultimately approved, we believe the resolution of this matter will not have a material adverse effect on the Company.

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

12.      NEW ACCOUNTING PRONOUNCEMENTS

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

13.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                                        FOR THE SIX MONTHS ENDED
                                                             ------------------------------------------------
                                                                 JUNE 30, 2003             JUNE 30, 2002
                                                             ----------------------      --------------------
Cash interest paid                                                    $ 511                       $  -

Non-cash investing and financing activities:
   Consideration for purchases of businesses                         $9,028                       $  -
    Non-cash effect of merger, assumption of certain
          liabilities                                                 $   -                        $61


14.      INCOME TAXES

         We utilize an asset and liability approach in our accounting for income taxes. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of assets and liabilities. Our results of operations do not recognize a tax benefit on the net operating losses incurred in the three month periods ended June 30, 2003 and 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Information
--------------------------------------------------
         Certain information contained in this Report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "explore," "consider," "anticipate," "intend," "could," "estimate," "annualized," "plan," or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to the risks and uncertainties associated with:


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

GENERAL

         We are headquartered in Ponte Vedra Beach, Florida and were incorporated in Delaware in August 1999. We are a mortgage banker and mortgage broker in the one-to-four family residential mortgage market. We conduct business in 24 states and the District of Columbia.

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

CRITICAL ACCOUNTING POLICIES

         We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Footnote 1 to the Condensed Consolidated Financial Statements, beginning on page 5. Certain accounting policies require us to make significant estimates and assumptions that may have a material impact on certain assets and liabilities, as well as our operating results, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors which we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities and our results of operations.

         We believe the following are critical accounting policies that require the most significant estimates and assumptions that are subject to significant change in the preparation of our consolidated financial statements:

     - Provision for loan repurchases and premium recapture.
     - Gain on sale of loans.
     - Income taxes.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2003 AND MARCH 31, 2003

         The discussion below should be read in conjunction with the Paragon Financial Corporation and Subsidiaries (the "Company", "we", "our" or "us") Unaudited Condensed Consolidated Financial Statements and Notes appearing elsewhere in this report. The results of operations for PGNF and Paragon Florida are included since February 1, 2003, the effective date of our mergers with them.

         For the three and six months ended June 30, 2002, we were a development stage company and reported no revenues. As a result, an analysis of the three and six months ended June 30, 2003 to the three and six months ended June 30, 2002, is not releveant, and we have elected to discuss the results of operations and analysis of financial condition below for the three months ended June 30, 2003 compared to the three months ended March 31, 2003. The table below sets forth information regarding the components of the Company's revenue and expenses for the three months ended June 30, 2003 and March 31, 2003.

                                                                THREE MONTHS ENDED
                                                     -----------------------------------------
                                                       JUNE 30, 2003         MARCH 31, 2003
                                                     -----------------------------------------
                                                             (DOLLARS IN THOUSANDS)
LOAN ORIGINATION VOLUME:
  Wholesale                                                  $ 76,026               $35,281
  Retail                                                       96,152                51,083
                                                     ------------------    -------------------
     TOTAL LOAN ORIGINATION VOLUME                          $ 172,178               $86,364
                                                     ==================    ===================

LOAN SALES                                                   $ 72,040               $41,671
                                                     ==================    ===================

 REVENUES:
      Gain on sale of loans                                  $ 2,246                 $  699
      Origination fees                                         1,670                    876
      Interest, dividend and other income                        398                    271
                                                     ------------------    -------------------
           Total revenue                                       4,314                  1,846
                                                     ------------------    -------------------

EXPENSES:
    Salaries, commission, and benefits                         2,463                  1,585
    Loan production costs                                        470                    247
    General and administrative                                 1,204                    670
    Interest                                                     423                    259
    Realized loss on derivative                                   38                     25
    Unrealized gain on derivative                                (3)                   (17)
                                                     ------------------    -------------------
           Total expenses                                      4,595                  2,769
                                                     ------------------    -------------------

 NET INCOME                                                  $ (281)                $ (923)
                                                     ==================    ===================

Total Loan Originations. Total loan originations increased $85.8 million, or 99.4%, to $177.2 million for the three months ended June 30, 2003 compared to $86.4 million for the three months ended March 31, 2003. Of this increase, $38.0 million, or 44.3% of the increase, relates to loan production volume for the month of January 2003 which occurred prior to our acquisition of PGNF and Paragon Florida, both effective February 1, 2003, and is not included in the amounts in the table above, and $47.8 million of the increase, or 55.7%, relates to internal growth in our loan originations.

Wholesale Loan Originations. Wholesale loan origination increased $40.7 million, or 115.5%, to $76.0 million for the three months ended June 30, 2003 compared to $35.3 million for the three months ended March 31, 2003. Of this increase, $19.0 million, or 46.7%, relates to wholesale loan origination for the month of January 2003 which occurred prior to our acquisition of PGNF and Paragon Florida, both effective February 1, 2003, and is not included in the amounts above, and $21.7 million, or 53.3%, relates to internal growth in our wholesale loan originations.

Retail Loan Originations. Retail loan origination increased $45.1 million, or 88.2%, to $96.2 million for the three months ended June 30, 2003 compared to $51.1 million for the three months ended March 31, 2003. Of this increase, $19.0 million, or 42.1%, relates to retail loan origination for the month of January 2003 which occurred prior to our acquisition of PGNF and Paragon Florida, both effective February 1, 2003, and is not included in the amounts above, and $26.1 million, or 57.9%, relates to internal grwoth in our retail loan originations.

Loan Sales. As a fundamental part of our business and financing strategy, we sell mortgage loans to third party investors in the secondary markets as market conditions allow. Generally, we seek to dispose of all of our loan production within 30 days. We apply the net proceeds of the loan sales to pay down our warehouse facilities in order to make capacity available for future funding of mortgage loans.

Loan sales increased $30.4 million, or 72.9%, to $72.0 million for the three months ended June 30, 2003 compared to $41.7 million for the three months ended March 31, 2003. Of this increase, $27.3 million, or 90%, relates to loan sales completed in January 2003 which occurred prior to our acquisitions of PGNF and Paragon Florida, and is not included in the amounts above, and $3.1 million, or 10%, relates to internal growth in our loan sales.

REVENUE

Gain on Sale of Loans. Gain on sale of loans increased $1.55 million, or 221.3%, to $2.25 million for the three months ended June 30, 2003 compared to $699,000 for the three months ended March 31, 2003. Of this increase $685,000, or 44.3%, of the increase was due to internal growth in the volume of loans sold in the three months ended June 30, 2003 compared to the three months ended March 31, 2003, while $861,000, or 55.7%, relates to loans sold in January 2003 which ocurred prior to our acquisitions of PGNF and Paragon Florida and were not included in our operating results for the three months ended March 31, 2003.

         The gain on sale of loans is net of a provision for loan losses, repurchases and premium recapture of $245,000 for the three months ended June 30, 2003 compared to a provision of $37,000 for the three months ended March 31, 2003. The increase in the provision is due to the increased volume of loan sales in the three months ended June 30, 2003 as compared to the three months ended March 31, 2003.

Origination Fees. Origination fees increased $794,000, or 90.6% to $1.67 million in the three months ended June 30, 2003 compared to $876,000 in the three months ended March 31, 2003. This increase was due to higher retail loan origination volume in the three months ended June 30, 2003 as compared to the three months ended March 31, 2003. $414,000, or 52.1%, of the increase was due to fees earned in January 2003 which ocurred prior to our acquisitions of PGNF and Paragon Florida and were not included in our operating results for the three months ended March 31, 2003. $380,000, or 47.9%, relates to internal growth in origination volume in the three months ended June 30, 2003 compared to the three months ended March 31, 2003. Expressed as a percentage of retail loan origination volume, origination fees were 1.74% of retail loan originations in the three months ended June 30, 2003 compared to 1.71% in the three months ended March 31, 2003.

Interest, dividend and other income. Interest, dividend and other income increased $127,000, or 46.9%, to $398,000 for the three months ended June 30, 2003 compared to $271,000 for the three months ended March 31, 2003. The interest, dividend and other income relates to the income earned at our subsidiaries PGNF and Paragon Florida. The increase is due to there being three months interest, dividend and other income in for the period ended June 30, 2003 and only two months of interest, dividend and other income in the period ended March 31, 2003 due to the effective dates of our acquisitons of PGNF and Paragon Florida.

EXPENSES

Salaries, commissions and benefits. Salaries, commissions and benefits increased $879,000, or 55.4%, to $2.46 million for the three months ended June 30, 2003 compared to $1.59 million for the three months ended March 31, 2003. The increase is due primarily to there being three months' salaries, commission and benefits for PGNF and Paragon Florida in the period ended June 30, 2003 and only two months of salaries, commission and benefits for the period ended June 30, 2003 in the period ended March 31, 2003 due to the February 1, 2003 effective dates of our mergers with PGNF and Paragon Florida as well as additions to our corporate management team that occurred in the three months ended June 30, 2003. As a percentage of revenue, salaries, commission and benefits decreased to 57.1% for the three month period ended June 30, 2003 from 85.9%. This decrease was due primarily to the salaries, commission and benefits for the month of January 2003 which were not included in the amounts reported for the three months ended March 31, 2003.

Loan production costs. Loan production costs increased $223,000, or 90.3%, to $470,000 for the three months ended June 30, 2003 compared to $247,000 for the three months ended March 31, 2003. The increase is due primarily to the increase in the volume of retail loan originations as well as there being three months' loan production costs for PGNF and Paragon Florida in the period ended June 30, 2003 and only two months of loan production costs in the period ended March 31, 2003 due to the effective dates of our mergers with PGNF and Paragon Florida. As a percentage of revenue, loan production costs were 28.1% for the three month period ended June 30, 2003 compared to 28.3% in the three months ended March 31, 2003.

General and administrative expenses. General and administrative expenses increased $534,000, or 79.7%, to $1.2 million for the three months ended June 30, 2003 compared to $670,000 for the three months ended March 31, 2003. This increase is due primarily to increased legal and accounting costs associated with the our public reporting responsibilities, consulting costs associated with recruiting members of our management team, and travel costs associated with our acquisition program as well as there being three months' general and administrative expenses for PGNF and Paragon Florida in the period ended June 30, 2003 and only two months of general and administrative expenses in the three months ended March 31, 2003 due to the effective dates of our mergers with PGNF and Paragon Florida. As a percentage of revenue, general and administrative expenses were 27.9% for the three month period ended June 30, 2003 compared to 36.3% in the three months ended March 31, 2003.

Interest expense. Interest expense increased $164,000, or 63.3%, to $423,000 for the three months ended June 30, 2003 compared to $259,000 for the three months ended March 31, 2003. The increase is due primarily to there being three months' interest expense for PGNF and Paragon Florida in the period ended June 30, 2003 and only two months of interest expense in the three months ended March 31, 2003 due to the effective dates of our mergers with PGNF and Paragon Florida.

Realized loss on derivative. The realized loss on derivative increased $13,000 to $38,000 for the three months ended June 30, 2003 compared to $25,000 for the three months ended March 31, 2003. This increase is due to there being three months' realized loss on derivative for PGNF in the period ended June 30, 2003 and only two months of realized loss on derivative in the three months ended March 31, 2003 due to the effective date of our merger with PGNF. The realized loss on derivative represents the cost of maintaining the derivative financial instrument assumed as part of our acquisition of PGNF.

Unrealized gain on derivative. The unrealized gain on derivative decreased $14,000 to $3,000 compared to $17,000 for the three months ended March 31, 2003. This decrease is due to to the movements of interest rates underlying the derivative financial instrument assumes as part of our acquisition of PGNF.

Net loss. The net loss decreased $642,000 to $281,000 for the three months ended June 30, 2003 compared to a loss of $923,000 for the three months ended March 31, 2003 due to the factors above.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

         We had cash and cash equivalents of approximately $647,000 and available for sale securities of $953,000 at June 30, 2003 of which $10,000 represents compensating balances under our warehouse credit facilities.

Warehouse Facilities. We rely on our revolving warehouse facilities to originate mortgage loans and hold them prior to sale. At June 30, 2003, we had committed revolving warehouse facilities in the amount of $50 million. Of the $50 million of committed revolving warehouse facilities available to us at June 30, 2003, a $10.0 million warehouse facility expired on July 18, 2003, and we did not renew the facility. We subsequently renewed a revolving warehouse facility in the amount of $20 million with one of our existing lenders. Generally, our revolving warehouse facilities have 364-day terms and are renewed on an annual basis. No assurances can be made that we will be successful in our efforts to continue to renew our warehouse facilities upon their expiration.

         Certain of our warehouse facility lenders advance less than 100% of the principal balance of the mortgage loans, requiring us to use working capital to fund the remaining portion of the principal balance of the mortgage loans.

         All of the our revolving warehouse facilities contain provisions requiring we meet certain periodic financial covenants, which establish, among other things, liquidity, stockholders' equity, leverage, and net income levels. If we are unable to meet these financial covenants going forward, or are unable to obtain subsequent amendments or waivers, if required, or for any other reason are unable to maintain existing warehouse lines or renew them when they expire, we would have to cease our wholesale operations which would jeopardize the our ability to continue to operate as a going concern.

The Sale of Mortgage Loans. As a fundamental part of our business and financing strategy, we sell mortgage loans to third party investors in the secondary markets as market conditions allow. Generally, we seek to dispose of all of our loan production within 30 days. We apply the net proceeds of the loan sales to pay down our warehouse facilities in order to make capacity available for future funding of mortgage loans. Our ability to sell loans in the secondary market on acceptable terms is essential for the continuation of our wholesale loan origination operations.

         Due to our recent mergers with PGNF and Paragon Florida, we anticipate that the cash generated from these operations, cash on hand, available for sale securities and available borrowings under our warehouse facilities will enable us to meet our existing liquidity requirements during the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Impact Of Inflation
-------------------

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

Market Risk
-----------

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

         When interest rates rise, fallout may occur as due to customers that are not locked into a rate withdrawing their applications, and, as a result, we may suffer a reduction in the volume of loan originations. We may be required to reduce our interest rates to entice these customers in order to close their loans.

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

         While we monitor interest rates and may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that our results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. There were no open hedging positions at June 30, 2003.


ITEM 4. CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In March, April and May 2001, the Company, and its former directors David M. Beirne, Michael Mortiz, William J. Razzouk and Christos M. Cotsakos and its former Chief Financial Officer, Steve Valenzuela were named as defendants in class action complaints alleging violations of the federal securities laws in the United States District Court for the Southern District of New York. The complaints against the Company have been consolidated into a single action and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002.

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

The action is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, the Company moved to dismiss all claims against it and the individual defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against the Company. The Court dismissed the Section 10(b) claim against the individual defendants, but denied the motion to dismiss the Section 11 claim and the
Section 15 and 20(a) control person claims against the individual defendants. The Company has approved a Memorandum of Understanding ("MOU") and related agreements which set forth the terms of a settlement between the Company and the plaintiff class. Thus far, 289 of the companies sued in nearly identical actions have also approved the MOU and related agreements. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and approval by the Court. We cannot opine as to whether or when a settlement will occur or be finalized. Whether or not the settlement is ultimately approved, we believe the resolution of this matter will not have a material adverse effect on the Company.

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

         In addition to the above, the Company from time to time becomes involved in a variety of mortgage lending related claims and other matters incidental to its business in addition to the matters described above. In the opinion of the Company, the resolution of any of these matters is not expected to have a material adverse effect on its consolidated financial position and results of operations.

ITEM 2. CHANGES IN SECURITIES - NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) We held our annual meeting of stockholders on June 24, 2003. Of the 116,146,479 shares of common stock entitled to vote at the meeting, 101,016,302 shares of common stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 86.97% of the our outstanding shares of common stock.

At the meeting, the stockholders approved the election of Steven A. Burleson, Paul K. Danner, Philip Lagori and Harold Lazarus to our Board of Directors. In connection with such election, the stockholders voted as follows:

Nominees:                                         For           Withheld
--------                                          ---           --------
  Steven A. Burleson                           101,011,180        5,122
  Paul K. Danner                               101,011,180        5,122
   Philip Lagori                               101,010,962        5,340
  Harold Lazarus, Ph.D.                        101,011,174        5,128

ITEM 5. OTHER INFORMATION - NONE


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.

Exhibit
Number                                                        Description

2.1.1 Agreement and Plan of Merger dated as of October 14, 2002 among PlanetRx.com, Inc. (n/k/a Paragon Financial Corporation), Paragon Homefunding, Inc. a Delaware Corporation and Mortgage Express, Inc. (n/k/a PGNF Home Lending Corp., et al (the "Mortgage Express Plan of Merger") *

2.2      Amendment No. 1 to the Mortgage Express Plan of Merger **

2.3 Agreement and Plan of Merger dated December 9, 2002 among PlanetRx.com, Inc. (n/k/a Paragon Financial Corporation), Paragon Acquisition Corp. II, Paragon Homefunding, Inc., a Florida corporation, et al. (the "Paragon Homefunding Plan of Merger") **

2.4      Amendment No. 1 to the Paragon Homefunding Florida Plan of Merger **

3.1 Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 6, 1999 ***

3.2 Certificate of Amendment of the Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 13, 2000 ***

3.3 Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 30, 2002 ***

3.4 Certificate of Amendment of the Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 26, 2002 ***

3.5      Certificate of Designations of Series E Preferred Stock ***

3.6      Amended and Restated By-laws ***

31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2     Rule 13a-14(a)/15(d)-14(a) Certificate of Chief Financial Officer

32.1     Section 1350 Certification of Chief Executive Officer

32.2     Section 1350 Certification of Chief Financial Officer

-----------------------

* Filed as an exhibit to Paragon's Quarterly Report on Form 10-Q for the period ended September 30, 2002 and incorported herein by reference thereto

** Filed as an exhibit to Paragon's Current Report on Form 8-K for an event dated January 31, 2003 and incorported herein by reference thereto

*** Filed as an exhibit to Paragon's Quarterly Report on Form 10-Q/A for the period ended March 31, 2003 and incorported herein by reference thereto



(b) Current Report on Form 8-K for an Event Dated May 28, 2003 filed on May 28, 2003 relating to our earnings release for the three month period ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PARAGON FINANCIAL CORPORATION

                             /s/ STEVEN A. BURLESON
                             ----------------------------------
                             Steven A. Burleson
                             President, Chief Executive Officer and Director
                             Dated: August 18, 2003

                             /s/ SCOTT L. VINING
                             -------------------------------------
                             Scott L. Vining
                             Chief Financial Officer
                             Dated: August 18, 2003