Form 10-Q
period 2003-09-30
PARAGON FINANCIAL CORP
filed 2003-11-14
CIK 1089979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


  (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM           TO


                        COMMISSION FILE NUMBER 000-27437

                          PARAGON FINANCIAL CORPORATION
 -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



                           DELAWARE                                                  94-3227733
--------------------------------------------------------------          ------------------------------------
(State or Other Jurisdiction of Incorporation or organization)          (I.R.S. Employer Identification No.)


   5000 SAWGRASS VILLAGE CIRCLE, PONTE VEDRA BEACH, FLORIDA                             32082
--------------------------------------------------------------          ------------------------------------
         (Address of principal executive offices)                                     (Zip Code)


                                  904-285-0000
                 -----------------------------------------------
                           (Issuer's telephone number)



--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 116,396,478 shares as of November 14, 2003.

                                TABLE OF CONTENTS

ITEM NO.                                                                                    Page Number
--------                                                                                    -----------
                                     PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets at September 30, 2003 (Unaudited)
              and December 31, 2002 (Audited)                                                      3

              Condensed Consolidated Income Statements for the three and nine months
              ended September 30, 2003 and 2002 (Unaudited)                                        4

              Condensed Consolidated Statements of Cash Flows for the nine months ended
              September 30, 2003 and 2002 (Unaudited)                                              5

              Notes to Condensed Consolidated Financial Statements (Unaudited)                     6

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                          18

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                          25

Item 4.       Controls and Procedures                                                             26


                                      PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                                                   26

Item 2.       Changes in Securities                                                               26

Item 3.       Defaults Upon Senior Securities                                                     26

Item 4.       Submission of Matters to a Vote of Security Holders                                 26

Item 5.       Other Information                                                                   26

Item 6.       Exhibits and Reports on Form 8-K                                                    26


Item 1. Financial Statements

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       SEPTEMBER 30, 2003      DECEMBER 31, 2002
                                                                            (UNAUDITED)                *
ASSETS:
Cash and cash equivalents                                                          $  723                 $   91
Fees receivable                                                                       240                      -
Mortgage loans receivable held-for-sale, net                                       24,312                      -
Office property and equipment, net of accumulated depreciation                      1,209                      1
Other notes and mortgages receivable, net                                             595                      -
Available-for-sale securities                                                         829                      -
Goodwill and other intangible assets                                                8,431                      -
Prepaid and other assets                                                              407                    114
                                                                      ---------------------- ----------------------

TOTAL ASSETS                                                                     $ 36,746                 $  206
                                                                      ====================== ======================


LIABILITIES AND STOCKHOLDERS' EQUITY:
Warehouse lines of credit                                                        $ 23,508                 $    -
Notes payable                                                                       2,088                      -
Notes payable - related party                                                       1,109                      -
Convertible debentures payable                                                         38                     34
Accounts payable and accrued liabilities                                              820                    177
Accrued expenses - related party                                                       59                    204
Accrued expense - other                                                               903                      -
Derivative liability                                                                  240                      -
Related party debt subsequently converted to preferred stock                            -                    659
                                                                      ---------------------- ----------------------

TOTAL LIABILITIES                                                                  28,765                  1,074

STOCKHOLDERS' EQUITY:
Preferred stock: Issuable in series,  $0.0001 par value; 5,000,000 shares authorized: Series E, $1,000 stated value; 2,459 and no
     shares issued and outstanding, respectively                                        -                      -
Common stock, $0.001 par value. 400,000,000 shares
     authorized: 116,396,478 and 62,592,744 shares issued and
     outstanding, respectively                                                         11                      6
Additional paid-in capital                                                         11,778                  1,693
Retained earnings                                                                  (3,854)                (2,567)
Unearned stock-based compensation                                                     (83)                     -
Accumulated other comprehensive income                                                129                      -
                                                                      ---------------------- ----------------------
Total stockholders' equity                                                          7,981                   (868)
                                                                      ---------------------- ----------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 36,746                 $  206
                                                                      ====================== ======================

                 * Condensed from audited financial statements.

     See accompanying notes to condensed consolidated financial statements.

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              SEPTEMBER 30                     SEPTEMBER 30
                                                           ------------------               ------------------
                                                            2003         2002             2003              2002
                                                            ----         ----             ----              ----
REVENUE:
      Gain on sale of loans                             $ 2,155             $  -          $ 5,100               $  -
      Loan origination fees                               1,577                -            4,123                  -
      Interest, dividends, and other income                 455                -            1,124                  -
                                                   ---------------   --------------  ---------------   ----------------
           Total revenue                                  4,187                -           10,347                  -
                                                   ---------------   --------------  ---------------   ----------------

EXPENSES:
    Salaries, commissions, and benefits                   2,350              572            6,398              1,104
    Loan production costs                                   397                -            1,114                  -
    General and administrative                            1,087               85            2,961                374
    Interest                                                435                1            1,117                  1
    Realized loss on derivative                              40                -              103                  -
    Unrealized gain on derivative                           (39)               -              (59)                 -
                                                   ---------------   --------------  ---------------   ----------------
           Total expenses                                 4,270              658           11,634              1,479
                                                   ---------------   --------------  ---------------   ----------------

Net loss                                                  $ (83)          $ (658)         $(1,287)          $ (1,479)
                                                   ===============   ==============  ===============   ================

Net loss per common share - basic                       $ (0.00)         $ (0.01)         $ (0.01)           $ (0.03)
                                                   ===============   ==============  ===============   ================

Weighted average number of shares
   outstanding - basic and diluted                      116,167           62,143          110,066             53,087
                                                   ===============   ==============  ===============   ================


     See accompanying notes to condensed consolidated financial statements.

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                              NINE MONTHS ENDED     NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                                                     2003                 2002
                                                                              -------------------  --------------------
Operating activities:
   Net loss                                                                           $ (1,287)             $ (1,479)
   Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                                         203                     1
     Non-cash stocked based compensation                                                    42                   794
     Non-cash interest expense converted to preferred stock                                 13                     -
     Provision for loan repurchases and premium recapture                                  184                     -
     Origination of mortgage loans held for sale                                      (228,387)                    -
     Proceeds from sale of mortgage loans held-for-sale                                228,117                     -
     Increase in warehouse lines of credit                                                 191                     -
     Decrease in derivative liability                                                      (81)                    -
     Increase in net other assets                                                         (132)                  (15)
     Increase in net other liabilities                                                     512                   403
                                                                              -------------------  --------------------
       Net cash provided by (used in) operating activities                                (625)                 (296)
                                                                              -------------------  --------------------

Investing activities:
   Purchases of equipment and improvements                                                (374)                   (2)
   Cash acquired in purchases of businesses                                                272                     -
   Proceeds from sale of websites                                                           48                     -
   Purchases of marketable equity securities                                                 4                     -
                                                                              -------------------  --------------------
       Net cash used in investing activities                                              (50)                    (2)
                                                                              -------------------  --------------------

Financing activities:
    Proceeds from the sale of common stock                                                   -                   394
    Proceeds from the sale of warrants                                                      13                     -
    Proceeds from the issuance of debentures                                               231                     -
    Borrowings under loans from related parties                                          1,109                     -
    Borrowings under promissory notes                                                      317                     -
    Repayments of debt                                                                   (363)                     -
                                                                              -------------------  --------------------
      Net cash provided by financing activities                                          1,307                   394
                                                                              -------------------  --------------------

Net increase in cash and cash equivalents                                                  632                    96
Cash and cash equivalents at beginning of period                                            91                     -
                                                                              -------------------  --------------------
Cash and cash equivalents at end of period                                               $ 723                  $ 96
                                                                              ===================  ====================

     See accompanying notes to condensed consolidated financial statements.

                          PARAGON FINANCIAL CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of our wholly-owned subsidiaries, PGNF Home Lending Corp. (formerly known as Mortgage Express, Inc. and referred to as "PGNF" in this Form 10-Q) and Paragon Homefunding, Inc. (referred to as "Paragon Florida" in this Form 10-Q). All material intercompany balances and transactions are eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Basis of Presentation

The accompanying condensed consolidated financial statements of Paragon Financial Corporation and subsidiaries (sometimes referred to herein as "we", "our" or the "Company") are prepared in accordance with the Securities and Exchange Commission's rules regarding interim financial statements, and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Reference is made to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002. Certain previously reported amounts have been reclassified to conform to the current period's presentation. Such reclassifications had no effect on net loss or stockholders' equity.

The condensed consolidated balance sheet as of September 30, 2003 and the condensed consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2003 and 2002 are unaudited and include all adjustments (consisting only of normal recurring accruals) which management considers necessary for a fair presentation of our financial position as of September 30, 2003 and our operating results and cash flows for the three and nine month periods ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

The results of operations for the three and nine months ended September 30, 2002 were restated to include an adjustment of professional fees in the three months ended September 30, 2002. For information on our restated quarterly results of operations for the year ended December 31, 2002, please refer to footnote 8 to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Due to our recent acquisitions, we are no longer considered a development stage enterprise.

Significant Accounting Policies

Use of Estimates. In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Mortgage Loans Receivable Held-for-Sale. Mortgage loans receivable held-for-sale are stated at the lower of amortized cost or fair value as determined by outstanding commitments from investors or current investor-yield requirements, calculated on an aggregate basis. Interest on loans receivable held-for-sale is credited to income as earned. Interest is accrued only if deemed collectible.

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

Derivatives. As a result of our merger with PGNF, we have a derivative instrument. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," obligates us to record all derivatives at fair value and permits us to designate derivative instruments as being used to hedge changes in fair value or changes in cash flows. Changes in the fair value of derivatives that offset changes in cash flows of hedged items are recorded initially in other comprehensive income. Amounts recorded in other comprehensive income are subsequently reclassified into earnings during the same period in which the hedged item affects earnings. If a derivative qualifies as a fair value hedge, then changes in fair value of the hedging derivative are recorded in earnings and are offset by changes in fair value attributable to the hedged risk of the hedged item. Any portion of the change in the fair value of derivatives designated as a fair value hedge that is deemed ineffective is recorded in earnings along with changes in the fair value of derivatives with no hedge designation.

Allowance for Loan Repurchases and Premium Recapture. The allowance for loan repurchases and premium recapture relates primarily to the potential repurchase of loans or indemnification of losses based on alleged violations of representations and warranties which are customary to the mortgage banking industry. We purchase fraud insurance on the loans originated by our wholesale segment to mitigate this risk. The allowance represents our estimate of the total uninsured losses expected to occur and is considered to be adequate. Provisions for losses are charged to gain on sale of loans and credited to mortgage loans receivable held-for-sale.

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

Available-for-Sale Securities. Available-for-sale securities consist of securities not classified as trading or held-to-maturity. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity until realized. Realized gains and losses on the sale of available-for-sale securities are determined using the specified identification method. Declines in the fair value of individual held-to-maturity and available-for-sale securities below cost or amortized cost that are other than temporary result in write downs of the individual securities to their fair value as a new cost basis. The related write-downs are included in earnings as realized losses. Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

Stock-Based Compensation. We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). APB 25 provides that compensation expense relative to our employee stock options is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Under SFAS 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), which amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. We will continue to report stock based compensation under APB 25 but have adopted the interim reporting requirements of SFAS 148.

As of September 30, 2003, there were stock options outstanding for the purchase of 38,161,500 shares of our common stock. There were no stock options granted and 181,250 forfeited during the quarter ended September 30, 2003. The following table shows the pro forma net loss as if the fair value method of SFAS No. 123 had been used to account for stock-based compensation expense (dollars in thousands, except per share amounts):


                                                                 NINE MONTHS ENDED
                                                      ---------------------------------------
                                                      SEPTEMBER 30, 2003   SEPTEMBER 30, 2002
                                                      ------------------   ------------------
Net loss, as reported                                       $ (1,287)          $ (1,479)

Stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                              869                  4
                                                         -------------      -------------

Pro forma net loss                                           $(2,156)           $(1,483)
                                                         =============      =============

Net loss per share:
    Basic and diluted, as reported                           $ (0.01)           $ (0.03)
    Pro forma basic and diluted                              $ (0.02)           $ (0.03)

On May 12, 2003, we issued a total of 250,000 restricted shares of our common stock valued at $125,000 to a consulting firm and its owner. The restricted shares vest over a two year period, and we incurred a non-cash charge of $14,000 and $18,000 for the three and nine month periods ended September 30, 2003 as a result of the issuance of these restricted shares. This amount is included in Salaries, commissions, and benefits on the Condensed Consolidated Income Statements.

On May 14, 2003, we issued 1,000,000 options to purchase shares of our common stock at an exercise price of $0.60 per share to a consultant. The fair value of these options on the date of grant using the Black-Scholes model was $160,509, and we incurred a non-cash charge of $17,000 and $24,000 for the three and nine month periods ended September 30, 2003 as a result of the issuance of these options. This amount is included in Salaries, commissions, and benefits on the Condensed Consolidated Income Statements.

2.   ACQUISITIONS AND GOODWILL

On January 31, 2003, we completed our merger with PGNF, and as a result of the merger, PGNF became a wholly-owned subsidiary of ours. PGNF has been in the business of originating residential mortgage loans since 1998. Subject to the terms of the merger agreement, at closing, all of the outstanding shares of PGNF's common stock converted into 52,329,735 shares of our common stock valued at $6.4 million (or approximately $0.122 per share), or approximately 45.5% of the then outstanding common stock after the consummation of the merger. Additionally, we issued a promissory note in the amount of $1.8 million to an entity wholly-owned by the sole shareholder of PGNF. The promissory note accrued interest at 4.92% and was payable on July 31, 2004. On March 26, 2003, the holder of this note agreed to convert the note into 1,800 shares of our Series E preferred stock with a face value of $1,000 per share, and a 4% stated dividend payable in cash or shares of common stock, at the Company's option. This series of preferred stock does not provide for redemption and is non-voting.

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

Both of these mergers were accounted for as acquisitions pursuant to SFAS No. 141, Accounting for Business Combinations ("SFAS 141"). Accordingly, our results of operations include the operating results of these companies from the effective date of these mergers, February 1, 2003. As a result of these mergers, we have initially recorded goodwill and other specifically identified intangible assets of $8.1 million which represented the excess of the purchase price over the initial estimated fair values of the tangible, financial, and intangible assets acquired and liabilities assumed at date of acquisition. Subsequently, we have recorded $288,000 of additional goodwill related to our acquisition of PGNF due to loan repurchases and premium recapture on loans sold prior to our acquisition of PGNF. We continue to evaluate the estimates of the fair values of the assets acquired and liabilities assumed. The final fair values allocated to the assets acquired, including specifically identifiable intangibles other than goodwill, liabilities assumed and goodwill may differ materially from our current estimate. SFAS No. 142, Accounting for Goodwill and Intangible Assets, eliminated the requirement to amortize goodwill through a periodic charge to earnings. We will evaluate goodwill and any other specifically identified intangible assets on a periodic basis for impairment based upon the estimated fair value as of the balance sheet date.

Our unaudited consolidated results of operations on a pro forma basis as if we had consummated the mergers with PGNF and Paragon Florida on January 1, 2002 are as follows (in thousands except per share data):


                                                 NINE MONTHS ENDING
                                        --------------------------------------
                                         SEPTEMBER 30,        SEPTEMBER 30,
                                              2003                 2002
                                        -----------------    -----------------
Revenues                                   $  12,763            $  10,318
Net loss                                   $    (120)           $  (1,094)
Diluted loss per share                     $   (0.00)           $   (0.01)
Weighted average shares - diluted            122,257              106,641



3.   GOING CONCERN

We have sustained operating losses since inception. At September 30, 2003, our stockholders' equity was $8.0 million due primarily to the issuance of equity securities as a result of our acquisitions of PGNF and Paragon Florida which resulted in recognition of $8.4 million in goodwill. We incurred a net loss of $1.3 million and used $623,000 of cash in operations during the nine months ended September 30, 2003. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes that, with the mergers with PGNF and Paragon Florida, it has taken the steps necessary to reverse the negative trend. Our continued existence depends on a number of factors, including but not limited to, our ability to secure adequate sources of capital and locate and fund acquisitions of suitable companies. However, there can be no assurance we will be able to continue as a going concern.

4.   COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) for the three and nine months ended September 30, 2003 are listed below (dollars in thousands):


                                                       THREE MONTHS                NINE MONTHS
                                                      SEPTEMBER 30, 2003        SEPTEMBER 30, 2003

Net loss as reported                                              $ (83)                   $ (1,287)

Other Comprehensive Income:
        Unrealized gain on available-for-sale
             securities                                              33                         129
                                                  ------------------------    ------------------------
Total Comprehensive Loss                                          $ (50)                   $ (1,158)
                                                  ========================    ========================

5.   CONCENTRATIONS OF RISK

Our ability to continue to originate loans is dependent, in part, upon our ability to sell loans in the secondary market in order to generate cash proceeds for new originations. The value of and market for our loans is dependent upon a number of factors, including general economic conditions, interest rates, and governmental regulations. Adverse changes in such factors may affect our ability to sell loans for acceptable prices within reasonable periods of time.

6.   MORTGAGE LOANS RECEIVABLE HELD-FOR-SALE

Mortgage loans receivable held-for-sale includes loan production costs which, pursuant to SFAS No. 91, have been deferred and added to the basis of mortgage loans receivable held-for-sale. These capitalized costs are offset against net gains on mortgage loan sales and fees when the loans are sold or amortized as yield adjustment in the case of loans held for investment. A summary of mortgage loans receivable held-for-sale, at the lower of cost or market at September 30, 2003 follows (dollars in thousands):


Mortgage loans receivable held-for-sale                      $24,101
Allowance for loan repurchases and premium
  recapture                                                    (307)
Net deferred origination costs                                   518
                                                     ----------------
                                                             $24,312
                                                     ================

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

Cumulatively, we raised $354,000 in cash and paid $25,000 in legal services to our company counsel. We allocated $20,000, $321,000, and $38,000 of the proceeds to the warrants, beneficial conversion feature and debenture values, respectively. Based upon these allocations, the overall effective interest rate on this offering is approximately 1016%.

8.   WAREHOUSE LINES OF CREDIT

Our subsidiary, PGNF, has mortgage warehouse facilities with commercial banks of $40 million in the aggregate. These warehouse credit facilities are used to fund mortgage loans, are collateralized by the mortgage loans funded, and do not require material compensating balances. Warehouse lines of credit consist of the following at September 30, 2003 (dollars in thousands):

$5 million mortgage warehouse credit facility at a commercial bank; interest at greater of
     LIBOR and Fed Funds plus 4%. This credit facility expires on June 30, 2004.                      $ 5,058
$20 million mortgage warehouse credit facility with a $15 million sublimit for non-bank approved product at a commercial bank; interest at Prime plus 1.5%.
     This credit facility expires on July 31, 2004.                                                    12,785
$10 million mortgage warehouse credit facility at a commercial bank; interest at
     Prime plus 1.5%. This credit facility expires on June 30, 2004.                                      518
$5 million mortgage warehouse credit facility at a commercial bank; interest at
     Prime plus 1%. This credit facility expires December 31, 2003.                                     5,147
                                                                                                --------------
                                                                                                      $23,508
                                                                                                ==============

PGNF's warehouse lines contain provisions whereby the lender can terminate their agreement without cause with certain notice requirements and have certain covenants requirements. PGNF was in compliance with these covenants at September 30, 2003. Certain of PGNF's lenders allowed overfunding of the warehouse facilities during the quarter. These overfundings are allowed on a case by case basis with no assurances they will be allowed. We believe the warehouse relationships will remain in place until maturity; however, there is no assurance that one or more of the lenders will not terminate their agreements prior to maturity, or that additional lines will be negotiated when existing lines terminate. Either occurrence would adversely affect the Company's wholesale operations.

9.   SEGMENT DATA

We provide a broad range of mortgage products through our wholesale and retail segments. Management measures the revenue streams of each of our lending segments separately. The table below provides revenue and expense data by business segment for the nine months ended September 30, 2003 (dollars in thousands):

                                               WHOLESALE         RETAIL          CORPORATE          TOTAL
                                              -------------    ------------     ------------    --------------
Mortgage loans closed                            $ 211,253        $244,147                -          $455,400

Sold loans                                        $201,696         $19,615                -          $221,311

Revenues:
    Gain on sale of loans                           $4,359            $741                -            $5,100
    Loan origination fees                                -           4,123                -             4,123
    Interest, dividend and other income              1,048              76                              1,124
                                              -------------    ------------     ------------    --------------
       Total revenues                                5,407           4,940                -            10,347

Expenses:
   Salaries and benefits                             2,161           3,247              990             6,398
   Loan production costs                               348             766                -             1,114
   General and administrative expenses               1,568             738              655             2,961
   Interest expense and other expenses                 772              76              313             1,161
                                              -------------    ------------     ------------    --------------
       Total expenses                                4,849           4,827            1,958            11,634
                                              -------------    ------------     ------------    --------------

Net income (loss)                                     $558            $113         $(1,958)          $(1,287)
                                              =============    ============     ============    ==============

10.   PREFERRED STOCK

On March 26, 2003, our board of directors authorized the issuance of Series E preferred stock. Our Series E preferred stock has a stated value of $1,000 per share and provides for a mandatory dividend equal to 4% of the stated value per annum payable in cash or stock at our direction. The Series E preferred stock is non-voting, is not redeemable and has no conversion rights.

On March 26, 2003, the holder of the $1.8 million note issued as part of the consideration for the PGNF acquisition converted this note, including $14,000 in accrued interest, into 1,800 shares of Series E preferred stock. On March 26, 2003, our executive officers converted $659,000 due them for deferred salaries, benefits and other items into 659 shares of Series E preferred stock. At September 30, 2003, the cumulative dividend due on this Series E preferred stock was $50,662.

11.  COMMITMENTS AND CONTINGENCIES

Minimum Operating Lease Commitments

The Company is party to real estate leases for its corporate headquarters and operations locations in Westmont, IL and Orlando, FL.

Employment Agreements

At September 30, 2003, the Company is party to several employment contracts with certain members of management. These contracts are for varying periods and include standard provisions for restrictions on competition after termination. These agreements provide for salaries, bonuses and other benefits and also specify and delineate the granting of various stock options.

Litigation

In March, April, and May 2001, the Company, and its former directors David M. Beirne, Michael Mortiz, William J. Razzouk, and Christos M. Cotsakos and its former Chief Financial Officer, Steve Valenzuela, were named as defendants in class action complaints alleging violations of the federal securities laws in the United States District Court for the Southern District of New York. The complaints against the Company have been consolidated into a single action and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002.

The purported class action alleges violation of Sections 11 and 15 of the Securities Acts of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The essence of the complaint is that the defendants issued and sold the Company's common stock pursuant to a registration statement for its October 7, 1999, initial public offering ("IPO") without disclosing to investors that certain underwriters in the offering had solicited and received excessive and undisclosed commissions from certain investors. The complaint also alleges that the registration statement failed to disclose that the underwriters allocated Company shares in the IPO to customers in exchange for the customers' promises to purchase additional shares in the aftermarket at pre-determined prices above the IPO price, thereby maintaining, distorting and/or inflating the market price for the shares in the aftermarket. The action seeks damages in an unspecified amount.

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

13.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                                     FOR THE NINE MONTHS ENDED
                                                        ----------------------- -- -------------------------
                                                          SEPTEMBER 30, 2003          SEPTEMBER 30, 2002
                                                        -----------------------    -------------------------
Cash interest paid                                                $ 878                          $  -

Non-cash investing and financing activities:
   Consideration for purchases of businesses                     $9,028                          $  -
   Non-cash effect of merger, assumption of certain
          liabilities                                             $   -                           $61

14.      INCOME TAXES

We utilize an asset and liability approach in our accounting for income taxes. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis carrying amounts of assets and liabilities. Our results of operations do not recognize a tax benefit on the net operating losses incurred in the three and nine month periods ended September 30, 2003 and 2002.

15.      NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of common shares and common equivalent shares if dilutive. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method), and the common shares outstanding subject to repurchase. The periods presented below exclude common equivalent shares, as the effect of such shares on a weighted average basis is anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           SEPTEMBER 30, 2003               SEPTEMBER 30, 2003
                                                           ------------------               ------------------
                                                            2003         2002             2003              2002
                                                            ----         ----             ----              ----
Numerator: Net loss                                      $ (83)          $ (658)         $(1,287)          $ (1,479)

Denominator: Weighted average common shares             116,167           62,143          110,066             53,087

Basic and diluted net loss per share                   $ (0.00)         $ (0.01)         $ (0.01)           $ (0.03)

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

Certain information contained in this Report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "explore," "consider," "anticipate," "intend," "could," "estimate," "annualized," "plan," or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to the risks and uncertainties associated with:


     - our ability to raise capital necessary to sustain our operations and to implement our business plan,

     - our ability to obtain regulatory permits and approvals to continue operating in the financial services area,

     - our ability to identify and complete acquisitions and successfully integrate the businesses we acquire, if any,

     - changes in the real estate market, interest rates, or the general economy of the markets in which we operate,

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

     - general volatility of the capital markets and the maintenance of a market for our shares,

     -    changes in the demand for our services,

     -    the degree and nature of our competition,

     -    our ability to generate sufficient cash to pay our creditors, and

     - disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas, and other disruptive worldwide political events.

We are also subject to other risks detailed from time to time in our Securities and Exchange Commission filings. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance, and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events, or otherwise.

GENERAL

We are headquartered in Ponte Vedra Beach, Florida and were incorporated in Delaware in August 1999. We are a mortgage banker and mortgage broker in the one-to-four family residential mortgage market. We conduct business in 24 states and the District of Columbia.

We originate loans through our wholesale and retail divisions. Wholesale loans are originated through independent mortgage brokers by the Wholesale Division of our subsidiary, PGNF. After originating, we then sell those loans.

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

CRITICAL ACCOUNTING POLICIES

We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in Footnote 1 to the Condensed Consolidated Financial Statements, beginning on page 6. Certain accounting policies require us to make significant estimates and assumptions that may have a material impact on certain assets and liabilities, as well as our operating results, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors which we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities and our results of operations.

We believe the following are critical accounting policies that require the most significant estimates and assumptions that are subject to significant change in the preparation of our consolidated financial statements:

     -    Provision for loan repurchases and premium recapture.
     -    Gain on sale of loans.
     -    Income taxes.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2003 AND JUNE 30, 2003

The discussion below should be read in conjunction with the Paragon Financial Corporation and Subsidiaries (the "Company", "we", "our" or "us") Unaudited Condensed Consolidated Financial Statements and Notes appearing elsewhere in this report. The results of operations for PGNF and Paragon Florida are included since February 1, 2003, the effective date of our mergers with them.

For the three and nine months ended September 30, 2002, we were a development stage company and reported no revenues. As a result, an analysis of the three and nine months ended September 30, 2003 to the three and nine months ended September 30, 2002, is not relevant, and we have elected to discuss the results of operations and analysis of financial condition below for the three months ended September 30, 2003 compared to the three months ended June 30, 2003. The table below sets forth information regarding the components of the Company's revenue and expenses for the three months ended September 30, 2003 and June 30, 2003.

                                                                THREE MONTHS ENDED
                                                     -----------------------------------------
                                                     SEPTEMBER 30, 2003      JUNE 30, 2003
                                                     ------------------    -------------------
                                                             (DOLLARS IN THOUSANDS)
LOAN ORIGINATION VOLUME:
  Wholesale                                                 $ 99,946               $ 76,026
  Retail                                                      96,912                 96,152
                                                     ------------------    -------------------
     TOTAL LOAN ORIGINATION VOLUME                         $ 196,858              $ 172,178

LOAN SALES                                                  $ 98,285               $ 79,551

 REVENUES:
      Gain on sale of loans                                  $ 2,155                $ 2,246
      Origination fees                                         1,577                  1,670
      Interest, dividend, and other income                       455                    398
                                                     ------------------    -------------------
           Total revenue                                       4,187                  4,314
                                                     ------------------    -------------------

EXPENSES:
    Salaries, commission, and benefits                         2,350                  2,463
    Loan production costs                                        397                    470
    General and administrative                                 1,087                  1,204
    Interest                                                     435                    423
    Realized loss on derivative                                   40                     38
    Unrealized gain on derivative                                (39)                    (3)
                                                     ------------------    -------------------
           Total expenses                                      4,270                  4,595
                                                     ------------------    -------------------

 NET LOSS                                                      $ (83)                $ (281)
                                                     ==================    ===================

Total Loan Originations. Total loan originations increased $24.7 million, or 14.3%, to $196.9 million for the three months ended September 30, 2003 compared to $172.1 million for the three months ended June 30, 2003. This increase relates to internal growth in our loan originations for the three months ended September 30, 2003 compared to the three months ended June 30, 2003.

Wholesale Loan Originations. Wholesale loan origination increased $23.9 million, or 31.5%, to $99.9 million for the three months ended September 30, 2003 compared to $76.0 million for the three months ended June 30, 2003. This increase relates to internal growth in our wholesale loan originations for the three months ended September 30, 2003 compared to the three months ended June 30, 2003.

Retail Loan Originations. Retail loan origination increased $0.8 million, or 0.8%, to $96.9 million for the three months ended September 30, 2003 compared to $96.2 million for the three months ended June 30, 2003. This increase relates to internal growth in our retail loan originations for the three months ended September 30, 2003 compared to the three months ended June 30, 2003. Our retail loan origination volume declined substantially in September 2003 due to increases in mortgage interest rates in July and August. We expect our retail loan originations to decline in the three months ending December 31, 2003 as compared to our retail loan originations in the three months ended September 30, 2003.

Loan Sales. As a fundamental part of our business and financing strategy, we sell mortgage loans to third-party investors in the secondary markets as market conditions allow. Generally, we seek to dispose of all of our loan production within 30 days. We apply the net proceeds of the loan sales to pay down our warehouse facilities in order to make capacity available for future funding of mortgage loans.

Loan sales increased $18.7 million, or 23.5%, to $98.3 million for the three months ended September 30, 2003 compared to $79.6 million for the three months ended June 30, 2003. This increase relates to internal growth in our loan sales for the three months ended September 30, 2003 compared to the three months ended June 30, 2003.

REVENUE

Gain on Sale of Loans. Gain on sale of loans decreased $91,000, or 4.1%, to $2.2 million for the three months ended September 30, 2003 compared to $2.2 million for the three months ended June 30, 2003. This decrease was due primarily to lower premiums received on loans originated during the month of July resulting from increases in mortgage interest rates.

The gain on sale of loans is net of a provision for repurchases and premium recapture of $147,000 for the three months ended September 30, 2003 compared to a provision of $245,000 for the three months ended June 30, 2003. The decrease in the provision for repurchases and premium recapture was due to a revision in our estimated losses as a result of our insuring a portion of our fraud risk with a third-party. We began insuring against fraud the wholesale loans we originated in July 2002.

Origination Fees. Origination fees decreased $93,000, or 5.6% to $1.6 million in the three months ended September 30, 2003 compared to $1.7 million in the three months ended June 30, 2003. This decrease was due to a highly competitive retail interest rate environment requiring us to reduce our commissions and fees. Expressed as a percentage of retail loan origination volume, origination fees were 1.63% of retail loan originations in the three months ended September 30, 2003 compared to 1.74% in the three months ended June 30, 2003.

Interest, dividend and other income. Interest, dividend and other income increased $57,000, or 14.3%, to $455,000 for the three months ended September 30, 2003 compared to $398,000 for the three months ended June 30, 2003. The increase is due to increases in interest rates on loans held for sale during the three month period ended September 30, 2003 compared to the three months ended June 30, 2003.

EXPENSES

Salaries, commissions, and benefits. Salaries, commissions, and benefits decreased $113,000, or 4.6%, to $2.4 million for the three months ended September 30, 2003 compared to $2.5 million for the three months ended June 30, 2003. The decrease was due primarily to reduced headcount in our retail segment corresponding to reductions in the number of mortgage refinancings in our retail loan segment.

Loan production costs. Loan production costs decreased $73,000, or 15.5%, to $396,000 for the three months ended September 30, 2003 compared to $470,000 for the three months ended June 30, 2003. The decrease was due to us closing a higher percentage of the loans we took applications for, the costs of which are included in the calculation of gain or loss on sale.

General and administrative expenses. General and administrative expenses decreased $117,000, or 9.7%, to $1.1 million for the three months ended September 30, 2003 compared to $1.2 million for the three months ended June 30, 2003. This decrease is due primarily to legal, accounting, printing, and other non-recurring costs associated with our proxy mailing incurred in the three months ended June 30, 2003 but not in the three months ended September 30, 2003.

Interest expense. Interest expense increased $13,000, or 3.1%, to $436,000 for the three months ended September 30, 2003 compared to $423,000 for the three months ended June 30, 2003. The increase was due to higher average balances on our warehouse lines of credit during the three months ended September 30, 2003 compared to the three months ended June 30, 2003.

Realized loss on derivative. The realized loss on derivative increased $2,000 to $40,000 for the three months ended September 30, 2003 compared to $38,000 for the three months ended June 30, 2003. The increase is due to movements of interest rates underlying the derivative financial instrument assumed as part of our acquisition of PGNF.

Unrealized gain on derivative. The unrealized gain on derivative increased $37,000 to $40,000 for the three months ended September 30, 2003 compared to $3,000 for the three months ended June 30, 2003. This increase was due to the movements of interest rates underlying the derivative financial instrument assumed as part of our acquisition of PGNF.

Net loss. The net loss decreased $198,000 to $83,000 for the three months ended September 30, 2003 compared to a loss of $281,000 for the three months ended June 30, 2003 due to the factors above.


LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

     - borrowings under revolving warehouse facilities and other lines of credit,

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

We had cash and cash equivalents of approximately $723,000 and available-for-sale securities of $829,000 at September 30, 2003.

Warehouse Facilities. We rely on our revolving warehouse facilities to originate mortgage loans and hold them prior to sale. At September 30, 2003, we had committed revolving warehouse facilities in the amount of $40 million. Generally, our revolving warehouse facilities have 364-day terms and are renewed on an annual basis. No assurances can be made that we will be successful in our efforts to continue to renew our warehouse facilities upon their expiration.

Certain of our warehouse facility lenders advance less than 100% of the principal balance of the mortgage loans, requiring us to use working capital to fund the remaining portion of the principal balance of the mortgage loans.

All of the our revolving warehouse facilities contain provisions requiring we meet certain periodic financial covenants, which establish, among other things, liquidity, stockholders' equity, leverage, and net income levels. If we are unable to meet these financial covenants going forward, or are unable to obtain subsequent amendments or waivers, if required, or for any other reason are unable to maintain existing warehouse lines or renew them when they expire, we would have to cease our wholesale operations which would jeopardize our ability to continue to operate as a going concern.

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

Due to our recent mergers with PGNF and Paragon Florida, we anticipate that the cash generated from these operations, cash on hand, available-for-sale securities and available borrowings under our warehouse facilities will enable us to meet our existing liquidity requirements during the next 12 months.

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

Market Risk

Our market risk is the risk of economic loss resulting from adverse changes in market prices of mortgage loans and interest rates. We rely heavily on borrowings under our warehouse credit facilities to conduct our wholesale origination business. Borrowings under these credit facilities are done at variable rates that will increase as interest rates rise. Additionally, when interest rates rise, loans held-for-sale and any applications in process with locked-in rates decrease in value. This risk of loss can be reflected in diminished current market values and/or reduced potential net interest income in future periods.

When interest rates decline, customers may withdraw their mortgage loan applications. In those instances, we may be required to reduce our interest rates to meet the market demands. Our wholesale segment operates primarily in the subprime credit market. This market is less sensitive than the prime credit markets are to the daily fluctuations in mortgage rates.

When interest rates rise, fallout may occur due to customers that are not locked into a rate withdrawing their applications, and, as a result, we may suffer a reduction in the volume of loan originations. We may be required to reduce our interest rates to entice these customers in order to close their loans.

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

While we monitor interest rates and may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that our results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. There were no open hedging positions at September 30, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2003, in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

         The Company becomes involved, from time to time, in a variety of mortgage lending related claims and other matters incidental to its business in addition to the matters described above. In the opinion of the Company, the resolution of any of these matters is not expected to have a material adverse effect on its consolidated financial position and results of operations.

Item 2. Changes in Securities - None

Item 3. Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits: The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
2.1 Agreement and Plan of Merger dated as of October 14, 2002 among PlanetRx.com, Inc. (n/k/a Paragon Financial Corporation), Paragon Homefunding, Inc. a Delaware Corporation and Mortgage Express, Inc. (n/k/a PGNF Home Lending Corp., et al (the "Mortgage Express Plan of Merger").**
2.2      Amendment No. 1 to the Mortgage Express Plan of Merger.***
2.3      Agreement and Plan of Merger dated December 9, 2002 among

         PlanetRx.com, Inc. (n/k/a Paragon Financial Corporation), Paragon Acquisition Corp. II, Paragon Homefunding, Inc., a Florida corporation, et al. (the "Paragon Homefunding Plan of Merger").***
2.4      Amendment No. 1 to the Paragon Homefunding Florida Plan of Merger.***
3.1 Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 6, 1999. ****
3.2 Certificate of Amendment of the Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 13, 2000. ****
3.3 Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 30, 2002. ****
3.4 Certificate of Amendment of the Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 26, 2002. ****
3.5      Certificate of Designations of Series E Preferred Stock.*****
3.6      Amended and Restated By-laws. ****
4.1      Form of convertible promissory note. ****
10.1 Amended and Restated Employment Agreement, dated as of September 1, 2002 by and between PlanetRx.com, Inc. (now known as Paragon Financial Corporation) and Paul Danner. ****
10.2 Employment Agreement, dated as of September 4, 2002 by and between PlanetRx.com, Inc. (now known as Paragon Financial Corporation) and Steven A. Burleson. ****
10.3 Employment Agreement, dated as of January 31, 2003 by and between Paragon Financial Corporation and Philip Lagori. ****
10.4 Employment Agreement, dated as of December 30, 2002 by and between Paragon Financial Corporation and Scott Vining. ****
10.5 Lease dated January 1, 2003 between Ponte Vedra Management Group, Ltd. and Paragon Financial Corporation. ****
10.6 Lease dated September 1, 2000 between 820 West Lake, LLC and Mortgage Express, Inc. (n/k/a PGNF Home Lending Corp.). ****
10.7 Employment Agreement, dated October 16, 2003, by and between Paragon Financial Corporation and George O. Deehan +
10.8 Employment Agreement, dated June 17, 2003, by and between Paragon Financial Corporation and Joseph P. Bryant, Jr. +
10.9 Employment Agreement, dated May 6, 2003, by and between Paragon Financial Corporation and Steven L. Barnett. +
31.1 Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2003 +
31.2 Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2003 +
32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2003 +
32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2003 +

-------------------
* Filed as an exhibit to Paragon's Quarterly Report for the period ended March 31, 2002
** Filed as an exhibit to Paragon's Quarterly Report for the period ended September 30, 2002
*** Filed as an exhibit to Paragon's Current Report on Form 8 for an event dated January 31, 2003

**** Filed as an exhibit to Paragon's Annual Report on Form 10-K for the year ended December 31, 2002
***** Filed as an exhibit to Paragon's Quarterly Report for the period ended March 31, 2003, as amended.


+        Filed herewith.





(b)  Reports on Form 8-K

     (1) We filed a Current Report on Form 8-K, as amended, for an event dated August 26, 2003 announcing the dismissal of independent accountants.

     (2) We filed a Current Report on Form 8-K, as amended, for an event dated October 31, 2003 announcing the engagement of Stevens, Powell & Company, P.A. as our independent accountants.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON FINANCIAL CORPORATION


BY:

/s/ GEORGE DEEHAN
-----------------------------------------------
George Deehan
President, Chief Executive Officer and Director
Dated: November 14, 2003


/s/ SCOTT L. VINING
-----------------------------------------------
Scott L. Vining
Chief Financial Officer
Dated: November 14, 2003