Form 10-K
period 2003-12-31
PARAGON FINANCIAL CORP
filed 2004-04-05
CIK 1089979

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO ________________

                        COMMISSION FILE NUMBER 000-27437

                                 --------------

                          PARAGON FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                   94-3227733
       (STATE OR OTHER JURISDICTION                     (I. R. S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)

       5000 SAWGRASS VILLAGE CIRCLE
           PONTE VEDRA BEACH, FL                              32082
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (904) 285-0000

                                 --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.0001 PAR VALUE

                                 --------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2003 was approximately $16.9 million based upon the closing sales price for our common stock on such date of $0.59 as reported on such date by the Nasdaq Over-The-Counter Bulletin Board. In making this calculation Registrant has assumed, without admitting for any other purpose, that all executive officers and directors of the Registrant are affiliates.


      As of March 23, 2004, the Registrant had 116,396,478 shares of common stock outstanding.

      PART III incorporates information by reference from the Registrant's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2003.

                                                                                Page
                                                                                ----
PART I

Item 1.    Business                                                                4
Item 2.    Properties                                                             21
Item 3.    Legal Proceedings                                                      21
Item 4.    Submission of Matters to a Vote of Security Holders                    22

PART II
Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters                                                                23
Item 6.    Selected Financial Data                                                24
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                  24
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk             35
Item 8.    Financial Statements and Supplementary Data                            36
Item 9.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure                                                   36
Item 9A.   Controls and Procedures                                                37

PART III                                                                          38

PART IV
Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K        38
           SIGNATURES                                                             40

                                     PART I

FORWARD LOOKING STATEMENTS

We believe that it is important to communicate our expectations to our investors. Accordingly, this report contains discussions of events or results that have not yet occurred or been realized. You can identify this type of discussion, which is often termed "forward-looking statements", by such words and phrases as "will","explore", "consider","continue","expects", "anticipates", "intends", "plans", "believes", "estimates" and "could be". You should read forward-looking statements carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other expectations of future performance. There may be events in the future that we are not able accurately to predict or control. Any cautionary language in this report provides examples of risks, uncertainties and events that may cause our actual results to differ from the expectations we express in our forward-looking statements. You should be aware that the occurrence of certain of the events described in this report could adversely affect our business, results of operations and financial position.

These forward looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward looking statement. It is important to note that our actual results and timing of certain events could differ materially from those in such forward looking statements due to a number of factors, including but not limited to, the ability to raise capital necessary to sustain operations and implement the business plan, the ability to obtain additional regulatory permits and approvals to operate in the financial services area, the ability to identify and complete acquisitions and successfully integrate acquired businesses, if any, the ability to implement the company's business plan, changes in the real estate market, interest rates or the general economy of the markets in which the company operates, the ability to employ and retain qualified management and employees, changes in government regulations that are applicable to our businesses, the general volatility of the capital markets and the establishment of a market for the company's shares, changes in the demand for the company's services, our ability to meet our projections, the degree and nature of competitors, the ability to generate sufficient cash to pay creditors, and disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political events. Other risk factors that could cause actual results to differ materially are set forth in this item under the heading "Management Discussion and Analysis of Financial Condition and Results of Operations - - Overview" on page 24.

ITEM 1. BUSINESS.

GENERAL

We are a specialty mortgage finance company that provides mortgage products in the one-to-four family residential mortgage market. We focus primarily on offering mortgage products to borrowers who generally do not satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac (referred to as nonconforming or subprime). We originate these loans in accordance with the underwriting guidelines of our investors. We also broker loans in the conforming market. We currently conduct business in 24 states and the District of Columbia. Our executive offices are located in Ponte Vedra Beach, Florida. We were incorporated in Delaware in August 1999 under the name PRX Holdings, Inc. Our mortgage operations were first acquired by us in January 2003.

The borrowers in our market typically have impaired or limited credit profiles or higher debt-to-income ratios than the conforming market permits. Our borrowers may also have difficulty verifying employment or income, due to self-employment or other various reasons.

We originate or broker loans through a wholesale division and a retail division. In 2003, our wholesale division originated 50.9% of our total loan originations, and our retail division originated 49.1% of our total loan originations. Our wholesale division originates primarily non-conforming loans through relationships with over 500 independent brokers.

Our retail division is comprised of 34 loan officers. Depending on the product, we will either originate the loan ourselves or broker it to a third party lender. In 2003, we placed 63% of the mortgages we brokered with four particular lenders to receive the highest level of execution. Since our loan officers are based in Illinois and Florida, over 89% of our retail loan origination volume relates to real property located in Illinois and Florida.

In 2003, 69% of the loans that we originated were refinances of existing mortgages and 31% were for the purchase of residential property. Also in 2003, 98% of our loan originations were first mortgages and 2% were second lien mortgages. 98% of our loans were secured by owner-occupied properties and 2% were secured by investment properties in 2003.

We sell all of the loans we originate in bulk to investors in the secondary market, collecting a premium on thes sale. These whole loan sales enable us to generate current cash flow which we use to pay down our warehouse credit facilities and fund future loan originations.

COMPANY HISTORY

We originally operated as an online healthcare destination under the name PlanetRX.com. In mid-2001 we began the process of liquidating our online health store and seeking a merger partner as an alternative to complete liquidation.

On May 31, 2002, the Company merged with Paragon Homefunding, Inc. ("Paragon Delaware"), a privately held, development stage company based in Ponte Vedra Beach, Florida, formed for the purpose of entering the financial services market through acquisitions. Paragon Delaware was incorporated in Delaware on August 3, 2001. For financial reporting purposes, the merger has been accounted for as a recapitalization of Paragon Delaware with Paragon Delaware viewed as the accounting acquiror in what is commonly called a reverse acquisition. Accordingly, the financial statements presented before the merger are those of Paragon Delaware.

As a result of the merger, a new board of directors was elected and new officers were appointed. On December 26, 2002, we changed our name to Paragon Financial Corporation.

On January 31, 2003 and February 4, 2003, we completed our acquisitions of two mortgage companies, Mortgage Express, Inc. (now known as PGNF Home Lending Corp.) ("PGNF") and Paragon Homefunding, Inc. ("PHF"), a Florida corporation.

GROWTH AND OPERATING STRATEGIES

We plan to pursue several strategies to increase revenue and profitability. These strategies include: (i) increasing loan origination volume, (ii) streamlining business processes through the deployment of technology , (iii) diversifying product offerings, and (iv) pursuing acquisitions.

The key tactics for pursuing these strategies include:

o Increasing loan origination volume: We intend to increase loan origination volume through geographic expansion on the East and West Coasts as well as increasing market penetration in existing markets. We plan to continue to grow our production volume and market share by growing our network of independent brokers. We also plan to expand our credit facilities and funding sources so that we have access to capital that is adequate to fund this increased loan origination volume.

o Streamlining business processes through the deployment of technology: We intend to continue our best practices initiative to streamline our business processes and use technology to drive loan origination and administrative costs lower and provide better service to our customers.

o Diversifying product offerings: We plan to develop a broad range of products that are desireable in the markets that we compete. We intend to underwrite these products to our own underwriting guidelines.

o Pursuing acqusitions: We intend to pursue an active acquisition strategy of accretive acquisitions. We will also evaluate other new business opportunities and relationships in the marketplace.

PRODUCT TYPES

Our products include both fixed-rate loans and adjustable-rate loans, or ARMs. In addition, our products are available at different interest rates and with different origination and application points and fees depending on the particular borrower's risk classification. Borrowers may choose to increase or decrease their interest rate through the payment of different levels of origination fees. Our maximum loan amount is generally $500,000 with a loan-to-value ratio of up to 100%. We do, however, offer larger loans with lower loan-to-value ratios through a special jumbo program.

Loans originated by us during 2003 had an average loan amount of approximately $144,700 and an average loan-to-value ratio of 83%. If permitted by applicable law and agreed to by the borrower, our loans may also include a prepayment charge that is triggered by the loan's full or substantial prepayment early in the loan term.

                               LOAN ORIGINATIONS

WHOLESALE DIVISION

Our wholesale division originates loans through a network of independent mortgage brokers. Our account executives provide on-site customer service to the broker to facilitate the funding of the loans.

Our operating subsidiaries were acquired in January 2003. Our wholesale division originated a total of $295.7 million for the the eleven month period that we owned it in 2003, or 50.1% of our total production in 2003. At December 31, 2003, our wholesale division was located in a single location in Illinois.

Our wholesale division originates loans through a network of independent brokers. As of December 31, 2003 we had approved over 500 mortgage brokers to submit loans to us.

The following table sets forth selected information relating to loan originations through our wholesale division for the period we owned them during the year ended December 31, 2003:

                                                                 For the interim period ended
                                                    ----------------------------------------------------
                                                     3/31/2003     6/30/03        9/30/03      12/31/03
Principal balance (in thousands)                    $   35,281    $   76,026    $   99,946    $   84,470
Average principal balance per loan (in thousands)   $      103           125           125           124
Combined weighted average initial loan-to-
    value ratio                                          89.06%        89.72%        88.43%        87.25%
Percent of first mortgage loans                          99.61%        99.21%        98.12%        98.51%
Property securing loans:
       Owner occupied                                    98.64%        98.81%        98.55%        98.51%
       Non-owner occupied                                 1.36%         1.19%         1.45%         1.49%
Weighted average interest rate:
       Fixed-rate                                         8.14          7.41          7.34          7.67
       ARMs-initial rate                                  8.29          7.93          7.72          7.64
       ARMs-margin over index                             8.22          7.78          7.61          7.39

RETAIL DIVISION

Our retail division originates loans directly to the consumer through our loan officers located at retail branch offices located in Florida and Illinois. We also have a central retail telemarketing unit located in Illinois that originates loans in the states that we are licensed to conduct business. Leads are generated through radio, direct mail, and the internet.

Our retail division originated a total of $ $285.4 million for the eleven month period that we owned it in 2003, or 49.9% of our total production in 2003.

The following table sets forth selected information relating to loan originations through our retail division for the period we owned them during the year ended December 31, 2003:

                                                               For the interim period ended
                                                    ----------------------------------------------------
                                                      3/31/03       6/30/03       9/30/03       12/31/03
Principal balance (in thousands)                    $   50,582    $   96,653    $   96,912    $   41,221
Average principal balance per loan (in thousands)   $      186    $      187    $      176    $      163
Property securing loans %:
       Owner occupied                                     99.3%         99.2%         98.2%         92.2%
       Non-owner occupied                                  0.7%          0.8%          1.8%          7.8%
Loan Purpose:
       Purchase                                           30.9%         28.7%         31.1%         61.3%
       Refinance                                          69.1%         71.3%         68.9%         38.7%

FINANCING LOAN ORIGINATIONS, LOANS HELD FOR SALE AND WHOLE LOAN SALES

We finance the funding of the loans we originate through various credit facilities. We currently use warehouse lines of credit totalling approximately $35 million provided by Warehouse One, Household Financial, Popular Warehouse and First Collateral. After we fund the loans and all loan documentation is complete, we sell the loans through whole loan sales in secondary market transactions, servicing released, usually within 30 days of origination. We use the proceeds of these sales to pay down our borrowings under our warehouse lines of credit. See "--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

We generally sell all the loans we originate in secondary market transactions with various institutional investors. The weighted average premiums received on whole loan sales during 2003 was equal to 4.3% of the original principal balance of the loans sold, including premiums received for servicing rights.

We seek to maximize our premiums on whole loan sales by closely monitoring the requirements of institutional purchasers and focusing on originating the types of loans that meet those requirements and for which institutional purchasers tend to pay higher premiums. During the year ended December 31, 2003, we sold $183 million of loans to Popular Bank and $103 million of loans to Wells Fargo, which represented 33.8% and 18.9%, respectively, of total loans sold. We will typically concentrate our loan sales with few investors to maximize the premium and service we receive.

We sell the loans we originate on a non-recourse basis pursuant to purchase agreements with various investors. We give customary representations and warranties regarding each loan's characteristics and the origination process in these agreements. Therefore, we may be required to repurchase or substitute loans in the event of a breach of these representations and warranties. In addition, we generally commit to repurchase or substitute a loan if a payment default occurs within the first month or two following the date the loan is funded, unless we make other arrangements with the purchaser.

GEOGRAPHIC DISTRIBUTION

The following table sets forth by state the aggregate dollar amounts (in thousands) and the percentage of all loans we originated during the year ended December 31, 2003:

                              2003            %
---------------------------------------------------
                           $                 %
Illinois                     273,774          47.1%
Ohio                          25,366           4.4%
Michigan                      58,392          10.0%
Indiana                       22,691           3.9%
Missouri                      11,971           2.1%
Minnesota                     17,527           3.0%
Florida                       98,036          16.9%
Georgia                       11,257           1.9%
Tennessee                     10,108           1.7%
Kansas                         4,662           0.8%
Iowa                           4,425           0.8%
Wisconsin                     11,064           1.9%
Maryland                       4,806           0.8%
All others                    27,012           4.7%

                           $ 581,091         100.0%

INTEREST RATE RISK MANAGEMENT STRATEGIES

We try to mitigate interest rate risk through a variety of strategies. For instance, the interest rate that will be charged to our borrowers is locked on the day the loan funds. This generally allows us to price our pipeline of approved loans with current market rates. In addition, we may elect to use various derivative financial instruments such as swaps, forwards, options and futures contracts to mitigate interest rate risk. We may also use forward loan sale commitments with a predetermined price and delivery date to sell our unsold loan inventory, which protects us from interest rate increases.

COMPETITION

We continue to face intense competition in the business of originating and selling mortgage loans. Our competitors include other mortgage banking companies, consumer finance companies, commercial banks, credit unions, thrift institutions, credit card issuers and insurance finance companies. Other large financial institutions have gradually expanded their "non-prime" or "sub-prime" lending capabilities. Many of these companies have greater access to capital at a cost lower than our cost of capital under our warehouse facilities. Federally chartered banks and thrifts can preempt some of the state and local lending laws to which we are subject, thereby giving them a competitive advantage. In addition, many of these competitors have considerably greater technical and marketing resources than we have. Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Additional competition may lower the rates we can charge borrowers, thereby potentially lowering gain on future loan sales.

In 2003, the most significant form of competition was pricing pressure among wholesale mortgage originators. Some of our competitors lowered rates and fees to preserve or expand their market share. Our results of operations, financial condition and business prospects could be materially adversely affected if competition intensifies or if any of our competitors significantly expands its activities in our markets. Fluctuations in interest rates and general economic conditions may also affect our competitive position. During periods of rising rates, competitors that have locked in low borrowing costs may have a competitive advantage. During periods of declining rates, competitors may solicit our customers to refinance their loans.

REGULATION

Our business is regulated by federal, state, and local government authorities and is subject to extensive federal, state and local laws, rules and regulations. We are also subject to judicial and administrative decisions that impose requirements and restrictions on our business. At the federal level, these laws and regulations include the: Equal Credit Opportunity Act; Federal Truth and Lending Act and Regulation Z; Home Ownership and Equity Protection Act; Real Estate Settlement Procedures Act; Fair Credit Reporting Act; Fair Debt Collection Practices Act; Home Mortgage Disclosure Act; Fair Housing Act; Telephone Consumer Protection Act; Gramm-Leach-Bliley Act; Fair and Accurate Credit Transactions Act; CAN-SPAM Act; Sarbanes-Oxley Act; and USA PATRIOT Act.

These laws, rules and regulations, among other things: impose licensing obligations and financial requirements on us; limit the interest rates, finance charges, and other fees that we may charge; prohibit discrimination; impose underwriting requirements; mandate disclosures and notices to consumers; mandate the collection and reporting of statistical data regarding our customers; regulate our marketing techniques and practices; require us to safeguard non-public information about our customers; regulate our collection practices; require us to prevent money-laundering or doing business with suspected terrorists; and impose corporate governance, internal control and financial reporting obligations and standards.

Our failure to comply with these laws can lead to: civil and criminal liability; loss of approved status; demands for indemnification or loan repurchases from buyers of our loans; class action lawsuits; and administrative enforcement actions.

COMPLIANCE, QUALITY CONTROL AND QUALITY ASSURANCE

We regularly monitor the laws, rules and regulations that apply to our business and analyze any changes to them. We also maintain policies and procedures to help our origination personnel comply with these laws.

Our training programs are designed to teach our personnel about the significant laws, rules and regulations that affect their job responsibilities. We also maintain a variety of pre-funding quality control procedures designed to detect compliance errors prior to funding.

Our loans and practices are also reviewed regularly in connection with the due diligence that our loan buyers and lenders perform.

LICENSING

As of December 31, 2003, we were licensed or exempt from licensing requirements by the relevant state banking or consumer credit agencies to originate first mortgages in 24 states and the District of Columbia.

ENVIRONMENTAL

In the course of our business, we may acquire properties securing loans that are in default. There is a risk that hazardous or toxic waste could be found on such properties. If this occurs, we could be held responsible under applicable law for the cost of cleaning up or removing the hazardous waste. This cost could exceed the value of the underlying properties.

EMPLOYEES

The table below presents our employees at December 31, 2003:

                                             FL          IL        TOTAL
Wholesale Division                               -         95           95
Retail Division                                 13         30           43
Administrative and corporate                     9         36           45
                                           -------    -------     --------
TOTAL                                           22        161          183
                                           =======    =======     ========

AVAILABLE INFORMATION

We make available, free of charge, through our website
(www.paragonfinancialcorp.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports and any amendments to those reports as soon as reasonably practicable after such reports or amendments are electronically filed with or furnished to the Securities and Exchange Commission.

                                  RISK FACTORS

Stockholders and prospective purchasers of our common stock should carefully consider the risks described below before making a decision to buy our common stock. If any of the following risks actually occurs, our business could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. When determining whether to buy our common stock, stockholders and prospective purchasers should also refer to the other information in this Form 10-K, including our financial statements and the related notes.

                          RISKS RELATED TO OUR BUSINESS

AN INCREASE IN INTEREST RATES COULD RESULT IN A REDUCTION IN OUR LOAN ORIGINATION VOLUMES, AN INCREASE IN DELINQUENCY, DEFAULT AND FORECLOSURE RATES AND A REDUCTION IN THE VALUE OF AND INCOME FROM OUR LOANS.

The following are some of the risks we face related to an increase in interest rates:

o A substantial and sustained increase in interest rates could harm our ability to originate loans because refinancing an existing loan would be less attractive and qualifying for a purchase loan may be more difficult; and

o If prevailing interest rates increase after we fund a loan, the value that we receive upon the sale of the loan decreases.

The interest rate under our warehouse lines is based primarily upon the London Inter-Bank Offered Rate ("LIBOR") or the Prime Rate. The interest rates we charge on our mortgage loans are based, in part, upon prevailing interest rates at the time of origination. If LIBOR or the Prime Rate increases after the time of loan origination, our net interest income, which represents the difference between the interest received on our mortgage loans pending sale and our cost of financing such loans, will be reduced. Accordingly, our business, financial condition, liquidity and results of operations may be significantly harmed as a result of increased interest rates.

AN INTERRUPTION OR REDUCTION IN THE SECURITIZATION AND WHOLE LOAN MARKETS WOULD HURT OUR FINANCIAL POSITION.

We are dependent on the securitization market for the sale of our loans because many of our whole loan buyers purchase our loans with the intention to securitize. The securitization market is dependent upon a number of factors, including general economic conditions, conditions in the securities market generally and conditions in the asset-backed securities market specifically. In addition, poor performance of our previously securitized loans could harm our access to the securitization market. Accordingly, a decline in the securitization market or a change in the market's demand for our loans could have a material adverse effect on our results of operations, financial condition and business prospects.

OUR INABILITY TO REALIZE CASH PROCEEDS FROM LOAN SALES IN EXCESS OF THE LOAN ACQUISITION COST COULD ADVERSELY AFFECT OUR FINANCIAL POSITION.

The net cash proceeds received from loan sales consist of the premiums we receive on sales of loans in excess of the outstanding principal balance, minus the discounts on loans that we have to sell for less than the outstanding principal balance. If we are unable to originate loans at a cost lower than the cash proceeds realized from loan sales, our results of operations, financial condition and business prospects could be materially adversely affected.

OUR BUSINESS MAY BE SIGNIFICANTLY HARMED BY A SLOWDOWN IN THE ECONOMY OF THE MIDWEST, WHERE WE CONDUCT A SIGNIFICANT AMOUNT OF BUSINESS.

Since inception of our subsidiary PGNF Home Lending Corp. (formerly known as Mortgage Express), a significant portion of the mortgage loans we have originated or brokered have been secured by property in the Midwest with a concentration in Illinois. A decline in the economy or the residential real estate market in the Midwest could restrict our ability to originate, sell, or broker loans, and significantly harm our business, financial condition, liquidity and results of operations.

WE FACE INTENSE COMPETITION THAT COULD ADVERSELY IMPACT OUR MARKET SHARE AND OUR REVENUE.

We face intense competition from other financial and mortgage banking companies, Internet-based lending companies where entry barriers are relatively low, and from traditional bank and thrift lenders to the mortgage industry. As we seek to expand our business further, we will face a significant number of additional competitors, many of whom will be well-established in the markets we seek to penetrate. Some of our competitors are much larger, have better name recognition, and have far greater financial and other resources than we do.

The government-sponsored entities Fannie Mae and Freddie Mac are also expanding their participation in the mortgage industry. These government-sponsored entities have a size and cost-of-funds advantage that allows them to purchase loans with lower rates or fees than we are willing to offer. While the government-sponsored entities presently do not have the legal authority to originate mortgage loans, they do have the authority to buy loans. A material expansion of their involvement in the market to purchase loans could change the dynamics of the industry by virtue of their sheer size, pricing power and the inherent advantages of a government charter. In addition, if as a result of their purchasing practices, these government-sponsored entities experience significantly higher-than-expected losses, such experience could adversely affect the overall investor perception of the mortgage industry.

The intense competition in the mortgage industry has also led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the Internet, we may be required to make significant changes to our current retail and wholesale structure and information systems to compete effectively. Our inability to continue enhancing our current capabilities, or to adapt to other technological changes in the industry, could significantly harm our business, financial condition, liquidity and results of operations.

Competition in the industry can take many forms, including interest rates and costs of a loan, less stringent underwriting standards, convenience in obtaining a loan, customer service, amount and term of a loan and marketing and distribution channels. The need to maintain mortgage loan volume in this competitive environment creates a risk of price competition in the mortgage industry. Price competition could cause us to lower the interest rates that we offer borrowers, which could lower the value of our loans. If our competitors adopt less stringent underwriting standards we will be pressured to do so as well, which would result in greater loan risk without compensating pricing. If we do not relax underwriting standards in response to our competitors, we may lose market share. Any increase in these pricing and underwriting pressures could reduce the volume of our loan originations and sales and significantly harm our business, financial condition, liquidity and results of operations.

OUR ABILITY TO MAINTAIN AND INCREASE OUR CREDIT FACILITIES ON ATTRACTIVE TERMS WILL BE CRITICAL TO OUR GROWTH AND PROFITABILITY.

We require substantial cash to fund our loan originations. Our primary source for this cash is our warehouse credit facilities. Our warehouse credit facilities contain extensive restrictions and covenants that, among other things, require us to satisfy specified financial, asset quality and loan performance tests. If we fail to meet or satisfy any of these covenants, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. These agreements also contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. These agreements also contain provisions that may restrict how we conduct our business.

Each of these credit facilities is cancelable by the lender. Because these are short-term commitments of capital, the lenders may respond to market conditions that may favor an alternative investment strategy for them, making it more difficult for us to secure continued financing. If we are not able to maintain any of these warehouse credit facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under any of these facilities, we will have to curtail or stop our loan origination activities. This would result in decreased revenues and profits for us. The loss of our warehouse lines would result in the cessation of our wholesale business and require the immediate repayment of our borrowings under these lines which would require us to sell our loans immediately which could result in a reduction in profitability.

OUR ABILITY TO PROFITABLY SELL OUR LOANS WOULD BE REDUCED WITH THE LOSS OF KEY PURCHASERS OF OUR LOANS OR WITH A REDUCTION IN THE PRICES PAID FOR OUR LOANS.

We currently sell substantially all of the loans we originate to independent whole loan or bulk loan buyers in the secondary market. The premium earned by these sales generates substantially all of our revenue and profits in our mortgage banking business. We also depend upon the sale of these loans to repay borrowings under our warehouse lines of credit in order to have credit available to fund future loan closings and fund our other obligations. We currently originate loans to the specifications and guidelines set by the investors who purchase our loans. The loss of any of these investors would require us to find another purchaser for these loans who may have different guidelines and may not be willing to pay us as much for these loans. Our inability to sell our loans would result in the inability to repay our warehouse lines, which in turn would not be available to fund future loans and therefore have an adverse effect on our revenue.

An active secondary market is critical for the profitable sale of our loans and a reduction in the size of the secondary market for our types of loans may adversely affect our ability to sell our loans and therefore adversely affect our profitability. The timing of our loan dispositions (which are periodic) is not always matched to the timing of our expenses (which are continuous). This requires us to maintain certain levels of cash to maintain acceptable levels of liquidity. Further, any decrease in demand in the whole loan market such that we are unable to timely and profitably sell our loans could inhibit our ability to meet our liquidity demands.

DEFECTIVE LOANS MAY HARM OUR BUSINESS.

In connection with the sale of our loans to our investors in the secondary market, we are required to make a variety of customary representations and warranties regarding our company and the loans we originate. We are subject to many of these representations and warranties for the life of the loan. These representations and warranties relate to, among other things, compliance with laws; regulations and underwriting standards; the accuracy of information in the loan documents and loan file; and the characteristics and enforceability of the loan.

A loan that does not comply with these representations and warranties may be unsaleable or saleable only at a discount. If such a loan is sold before an inaccuracy or other non-compliance is detected, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any such losses. Repurchase obligations are typically triggered in loan sale transactions if a loan becomes more than 30 days delinquent for up to the first four payments due on the loan, or in any sale if the loan materially breaches our representations or warranties. We believe that we have qualified personnel at all levels and have established controls to ensure that all loans are originated to the market's requirements, but we cannot assure you that we will not make mistakes, or that certain employees will not deliberately violate our lending policies. We seek to minimize losses from defective loans by correcting flaws, if possible, and selling or re-selling such loans. We also create allowances to provide for defective loans in our financial statements. We cannot assure you, however, that losses associated with defective loans will not harm our results of operations or financial condition.

In our mortgage banking business we currently originate and sell mostly subprime mortgage loans. Subprime mortgage loans generally have higher delinquency and default rates than prime mortgage loans. Delinquency interrupts the flow of projected interest income from a mortgage loan, and default can ultimately lead to a loss if the net realizable value of the real property securing the mortgage loan is insufficient to cover the principal and interest due on the loan. Also, our cost of financing a delinquent or defaulted loan is generally higher than for a performing loan. We reacquire the risks of delinquency and default for loans that we are obligated to repurchase.

We attempt to manage these risks with risk-based mortgage loan pricing and appropriate underwriting policies. However, if such policies and methods are insufficient to control our delinquency and default risks and do not result in appropriate loan pricing; and if we are required to repurchase a significant amount of the loans we originate, our business, financial condition, liquidity and results of operations could be significantly harmed.

WE ARE SUBJECT TO LOSSES DUE TO FRAUDULENT AND NEGLIGENT ACTS ON THE PART OF LOAN APPLICANTS, MORTGAGE BROKERS, OTHER VENDORS AND OUR EMPLOYEES.

When we originate mortgage loans, we rely heavily upon information supplied by third parties including the information contained in the loan application regarding employment and income history, property appraisal and title information. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the mortgage broker, another third party or one of our own employees, we often bear the risk of loss associated with the misrepresentation. A loan containing a material misrepresentation is typically unsaleable or subject to repurchase if it is sold prior to detection of the misrepresentation. Even though we may have rights against persons and entities who made or knew about the misrepresentation, such persons and entities are often difficult to locate and it is often difficult to collect any monetary losses that we have suffered from them.

Although we have controls and processes in place that are designed to identify misrepresented information in our loan origination operations, we cannot assure you that we have detected or will detect all misrepresented information in our loan originations. If we experience a significant number of such fraudulent or negligent acts, our business, financial condition, liquidity and results of operations could be significantly harmed.

IF THE PREPAYMENT RATES FOR OUR MORTGAGE LOANS ARE HIGHER THAN EXPECTED, OUR RESULTS OF OPERATIONS MAY BE SIGNIFICANTLY HARMED.

Prepayment losses generally occur after we sell our loans and the extent of our losses depends on when the prepayment occurs. If the prepayment occurs within 12 to 18 months following the sale, we may have to reimburse the purchaser for all or a portion of the premium paid by the purchaser for the loan, resulting in a loss of our profit on the loan.

Prepayment rates on mortgage loans vary from time to time and tend to increase during periods of declining interest rates. We seek to minimize our prepayment risk through a variety of means, including originating a significant portion of loans with prepayment penalties with terms of two to five years. No strategy, however, can completely insulate us from prepayment risks, whether arising from the effects of interest rate changes or otherwise.

THE INABILITY TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES COULD SIGNIFICANTLY HARM OUR BUSINESS.

We depend upon our wholesale account executives and retail loan officers to attract brokers and borrowers, respectively, by, among other things, developing relationships with financial institutions, other mortgage companies, real estate agents, borrowers and others. We believe that these relationships lead to repeat and referral business. The market for skilled executive officers, account executives and loan officers is highly competitive and historically has experienced a high rate of turnover. In addition, if a manager leaves our company there is a likelihood that other members of his or her team will follow. Competition for qualified account executives and loan officers may lead to increased hiring and retention costs. Our inability to attract or retain a sufficient number of skilled account executives and loan officers and other key employees at manageable costs could harm our business.

IF WE ARE UNABLE TO MAINTAIN AND EXPAND OUR NETWORK OF INDEPENDENT BROKERS, OUR LOAN ORIGINATION BUSINESS WILL DECREASE.

All of our wholesale mortgage loan originations are produced through relationships with independent brokers. These brokers are not contractually obligated to do business with us. Further, our competitors also have relationships with these brokers and we all actively compete to retain and expand our broker networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker networks, the failure of which could significantly harm our business, financial condition, liquidity and results of operations.

IF WE DO NOT MANAGE OUR GROWTH EFFECTIVELY, OUR FINANCIAL PERFORMANCE COULD BE HARMED.

We have experienced substantial changes and rapid growth that place certain pressures on our management, administrative, operational and financial infrastructure. We expect to continue to experience this rapid growth both organically and through acquisitions. The increase in the size of our operations may make it more difficult for us to ensure that we originate quality loans. We will need to attract and hire additional sales and management personnel in an intensely competitive hiring environment in order to preserve and increase our market share. We will also need to effectively integrate our acquisitions. At the same time, we will need to continue to upgrade and expand our financial, operational and managerial systems and controls, which could require capital and human resources beyond what we currently have. We cannot assure you that we will be able to meet our capital needs; expand our systems effectively; allocate our human resources optimally; identify and hire qualified employees; or effectively integrate acquired businesses to achieve growth.

The failure to manage growth or integrate acquisitions effectively would significantly harm our business, financial condition, liquidity and results of operations.

AN INTERRUPTION IN OR BREACH OF OUR INFORMATION SYSTEMS MAY RESULT IN LOST BUSINESS.

We rely heavily upon communications and information systems to conduct our business. As we implement our growth strategy and increase our volume of loan production, that reliance will increase. Any failure or interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan servicing. We cannot assure you that such failures or interruptions will not occur or if they do occur that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failures or interruptions could significantly harm our business.

THE SUCCESS AND GROWTH OF OUR BUSINESS WILL DEPEND UPON OUR ABILITY TO ADAPT TO AND IMPLEMENT TECHNOLOGICAL CHANGES.

Our mortgage loan origination business is currently dependent upon our ability to effectively interface with our brokers, borrowers and other third parties and to efficiently process loan applications and closings. The origination process is becoming more dependent upon technological advancement, such as the ability to process applications over the Internet, accept electronic signatures, provide process status updates instantly and other customer-expected conveniences that are cost-efficient to our process. Implementing this new technology and becoming proficient with it may also require significant capital expenditures. As these requirements increase in the future, we will have to fully develop these technological capabilities to remain competitive or our business will be significantly harmed.

OUR FINANCIAL RESULTS FLUCTUATE AS A RESULT OF SEASONALITY AND OTHER TIMING FACTORS, WHICH MAKES IT DIFFICULT TO PREDICT OUR FUTURE PERFORMANCE.

Our business is generally subject to seasonal trends. These trends reflect the general pattern of housing sales, which typically peak during the spring and summer seasons. Our quarterly operating results have fluctuated in the past and are expected to fluctuate in the future, reflecting the seasonality of the industry. Further, if the closing of a sale of loans is postponed, the recognition of gain from the sale is also postponed. If such a delay causes us to recognize income in the next quarter, our results of operations for the previous quarter could be significantly depressed.

IN THE FUTURE, OUR HEDGING STRATEGIES MAY NOT BE SUCCESSFUL IN MITIGATING OUR RISKS ASSOCIATED WITH INTEREST RATES.

Although we do not currently use various derivative financial instruments to provide a level of protection against interest rate risks, we may elect to do so in the future. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

                 RISKS ASSOCIATED WITH OUR ACQUISITION STRATEGY

THERE ARE RISKS ASSOCIATED WITH OUR ACQUISITION STRATEGY.

We intend to continue to grow through internal expansion and by making selective acquisitions of small- to medium-sized mortgage brokers and bankers. We cannot predict whether we will be successful in pursuing these acquisitions or what would be the consequences of these acquisitions. Consummation of each acquisition is subject to various conditions, such as securing the approval of state licensing bodies. Acquisitions may involve a number of specific risks including adverse short-term effects on our results of operations, dilution from issuances of our common stock and strain on our financial and administrative infrastructure.

Our acquisition strategy involves numerous other risks, including risks associated with:

o Identifying acquisition candidates and negotiating definitive purchase agreements on satisfactory terms;

o     Conducting adequate due diligence;

o     Integrating operations, personnel and management information systems;

o     Managing a growing and geographically diverse group of employees;

o     Diverting management's attention from other business concerns; and

o     Competition for attractive acquisition candidates from other acquirors.

We cannot be certain that we will be able to successfully integrate our acquisitions or manage the resulting business effectively, or that any acquisition will achieve the benefits that we anticipate. In addition, we are not certain that we will be able to acquire companies at attractive valuations. Depending upon the nature, size and timing of potential future acquisitions, we may be required to raise additional financing in order to consummate additional acquisitions. We cannot assure you that our existing or future financing agreements will permit the necessary additional financing or that additional financing will be available to us or, if available, that financing would be on terms acceptable to our management.

THERE ARE RISKS ASSOCIATED WITH OUR PLAN TO USE OUR COMMON STOCK AS ACQUISITION CONSIDERATION.

We expect to finance future acquisitions primarily through issuing shares of our common stock for all or a portion of the consideration to be paid. In the event that our common stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept our common stock as part of the consideration for the sale of their businesses, our ability to issue common stock as acquisition consideration may be limited. In addition, currently our stock is thinly traded on the NASDAQ OTC Bulletin Board. This lack of liquidity may discourage some acquisition candidates from accepting our common stock as acquisition consideration.

                         STATUTORY AND REGULATORY RISKS

THE MULTI-STATE SCOPE OF OUR OPERATIONS EXPOSES US TO RISKS OF NONCOMPLIANCE WITH AN INCREASING AND INCONSISTENT BODY OF COMPLEX LAWS AND REGULATIONS AT THE FEDERAL, STATE AND LOCAL LEVELS.

We are currently licensed, or exempt from licensing, in 24 states and the District of Columbia and must comply with the laws and regulations, as well as judicial and administrative decisions, of all of these jurisdictions, as well as an extensive body of federal laws and regulations. The volume of new or modified laws and regulations has increased in recent years, and, in addition, individual cities and counties have begun to enact laws that restrict subprime loan origination activities in those cities and counties. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow to include other states, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations. Increased regulation would result in increased compliance costs.

Our failure to comply with these laws can lead to civil and criminal liability; loss of our licenses and right to do business in the various states; demands for indemnification or loan repurchases from purchasers of our loans; class action lawsuits; and administrative enforcement actions.

Several federal, state and local laws and regulations have been adopted or are under consideration intended to eliminate so-called "predatory" lending practices. Many of these laws and regulations impose broad restrictions on certain commonly accepted lending practices, including some of our practices. There can be no assurance that these proposed laws, rules and regulations, or other similar laws, rules or regulations, will not be adopted in the future. Adoption of these laws and regulations could have a material adverse impact on our business by substantially increasing the costs of compliance with a variety of inconsistent federal, state and local rules, or by restricting our ability to charge rates and fees adequate to compensate us for the risk associated with certain loans.

The increased governmental scrutiny of Fannie Mae and Freddie Mac may also result in regulatory changes and oversight which may have an adverse impact on the industry generally, and in turn have a negative effect on our business.

STOCKHOLDER REFUSAL TO COMPLY WITH REGULATORY REQUIREMENTS MAY INTERFERE WITH OUR ABILITY TO DO BUSINESS IN CERTAIN STATES.

Some states in which we operate may impose regulatory requirements on our officers and directors and persons holding certain amounts of our common stock, usually 10% holders. If any of these persons fails to meet or refuses to comply with a state's applicable regulatory requirements for licensing, we could lose our authority to conduct business in that state.

WE MAY BE SUBJECT TO FINES OR OTHER PENALTIES BASED UPON THE CONDUCT OF THE INDEPENDENT BROKERS IN OUR NETWORK.

The mortgage brokers for which we originate loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, increasingly federal and state agencies have sought to impose such assignee liability. Recently, for example, the United States Federal Trade Commission ("FTC") entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the "agent" of the lender; the FTC imposed a fine on the lender in part because, as "principal," the lender was legally responsible for the mortgage broker's unfair and deceptive acts and practices. The United States Justice Department in the past has sought to hold a subprime mortgage lender responsible for the pricing practices of its mortgage brokers, alleging that the mortgage lender was directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. Accordingly, we may be subject to fines or other penalties based upon the conduct of our independent mortgage brokers.

WE MAY BE UNABLE TO COMPETE EFFECTIVELY WITH FINANCIAL INSTITUTIONS THAT ARE EXEMPT FROM CERTAIN STATE RESTRICTIONS.

Certain federally chartered financial institutions are exempt from the state laws to which we are subject and may operate more effectively under the federal laws that govern their operations. In addition, beginning July 1, 2003 the exemption provided to us and other state licensed mortgage bankers under the Alternative Mortgage Transactions Parity Act (the "Parity Act") and related rules issued in the past by the Office of Thrift Supervision (the "OTS") was eliminated. The Parity Act was enacted to extend to financial institutions, other than federally chartered depository institutions, the federal preemption which federally chartered depository institutions enjoy regarding state law restrictions and prohibitions on prepayment penalties. The elimination of this federal preemption will require us to comply with state restrictions on prepayment penalties. This may place us at a competitive disadvantage relative to financial institutions that will continue to enjoy federal preemption of such state restrictions because such institutions will be able to charge prepayment penalties without regard to state restrictions and thereby may be able to offer loans with interest rate and loan fee structures that are more attractive than we are able to offer.

THE INCREASING NUMBER OF FEDERAL, STATE AND LOCAL "ANTI-PREDATORY LENDING" LAWS MAY RESTRICT OUR ABILITY TO ORIGINATE OR INCREASE OUR RISK OF LIABILITY WITH RESPECT TO CERTAIN MORTGAGE LOANS AND COULD INCREASE OUR COST OF DOING BUSINESS.

The continued enactment of these laws, rules and regulations may prevent us from making certain loans and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for subprime loans, making it difficult to fund or sell any of our loans. If nothing else, the growing number of these laws, rules and regulations will increase our cost of doing business as we are required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements. Any of the foregoing could significantly harm our business, financial condition, liquidity and results of operations.

ITEM 2. PROPERTIES

Our executive offices are located at 5000 Sawgrass Village Circle, Ponte Vedra Beach, Florida. We occupy approximately 4,348 square feet of space at this location under a lease, which commenced January 1, 2003, and expires December 31, 2006. The annual rent on our executive offices is $95,200, with a 3% escalator clause.

Our PGNF subsidiary occupies approximately 8,100 square feet in Westmont, Illinois under a lease expiring August 31, 2010. The annual rent on our offices in Westmont, Illinois is $360,000. Our PHF subsidiary occupies approximately 2,500 square feet in Maitland, Florida under a lease expiring March 31, 2006. The annual rent on our office in Maitland, Florida is $50,400, with an escalator clause based on CPI.

ITEM 3. LEGAL PROCEEDINGS

In mid-2001, the Company, and certain of its former directors and officers were named as defendants in class action complaints alleging violations of the federal securities laws in the United States District Court for the Southern District of New York. In mid-2002, the complaints against the Company were consolidated into a single action.

The essence of the complaint is that in connection with the Company's initial public offering in October 1999 ("IPO"), the defendants issued and sold the Company's common stock pursuant to a registration statement which did not disclose to investors that certain underwriters in the offering had solicited and received excessive and undisclosed commissions from certain investors acquiring the Company's common stock in connection with the IPO. The complaint also alleges that the registration statement failed to disclose that the underwriters allocated Company shares in the IPO to customers of the underwriters in exchange for the customers' promises to purchase additional shares in the aftermarket at pre-determined prices above the IPO price. The action seeks damages in an unspecified amount.

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies that had initial public offerings of securities between 1997 and 2000 same time period.

The Company has approved a Memorandum of Understanding ("MOU") and related agreements which set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement contemplated by the MOU provides for a release of the Company and the individual defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters.

It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the Court. We cannot opine as to whether or when a settlement will occur or be finalized. Whether or not the settlement is ultimately approved, we believe the resolution of this matter will not have a material adverse effect on the Company.

We are also party to various legal proceedings arising out of the ordinary course of our business. Management believes that any liability with respect to these legale actions, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol PGNF. As of December 31, 2003 and March 23, 2004, we had 116,396,478 shares of common stock issued and outstanding, respectively.

The following table sets forth, for the periods indicated, the high and low bid prices per share of our common stock as quoted on the OTC Bulletin Board.

                                                    HIGH           LOW
                           2004
1st Quarter through March 23, 2004                  $0.35          $0.10

                           2003
4th Quarter                                         $0.52          $0.15
3rd Quarter                                         $0.62          $0.44
2nd Quarter                                         $0.75          $0.45
1st Quarter                                         $0.80          $0.40

                           2002
4th Quarter                                         $1.35          $0.08
3rd Quarter                                         $0.17          $0.07
2nd Quarter                                         $0.26          $0.05
1st Quarter                                         $0.07          $0.05

HOLDERS

As of March 23, 2004, we had approximately 324 stockholders of record. Only record holders of shares held in "nominee" or street names are included in this number.

DIVIDENDS

We have never declared or paid cash dividends on our common stock. We intend to retain future earnings, if any, for use in the operations of our business including working capital, repayment of indebtedness, capital expenditures and general corporate purposes. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

Information regarding our equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, is included in Item 12.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

      The table below sets forth a summary of our results of operations and financial condition as of and for the periods then ended. This information has been derived from our audited consolidated financial statements contained elsewhere in this report. Such selected financial data should be read in conjunction with those financial statements and the notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere herein.

                                                                      Inception
                                                                     (August 3,
                                                                       2001 to
                                         Twelve month period ended  December 31,
                                                 December 31            2001
                                             2003        2002           2001

Statement of operations data:
  Revenues:
      Gain on sale of loans                $  7,230    $     --       $     --
      Revenue from loan closings              4,995          --
      Interest income                         1,680          --             --
                                           --------    --------       --------
  Total revenues                           $ 13,905    $     --       $     --
  Total expenses                           $ 15,857    $  2,342       $    225
  Loss before taxes                        $ (1,952)   $ (2,342)      $   (225)
  Net loss                                 $ (1,397)   $  2,342)      $   (225)
  Basic and diluted earnings per share     $  (0.01)   $  (0.04)      $  (0.01)

                                            As of December 31,
                                           --------------------
                                             2003        2002
                                           --------    --------
Balance sheet data:
   Total assets                            $ 35,662    $    206
   Total liabilities                       $ 27,686    $  1,074
   Stockholders' equity (deficit)          $  7,976    $   (868)
   Tangible net worth                      $   (660)   $   (868)

As mentioned elsewhere, prior to our acquisitions of PGNF and PHF, we were a development stage enterprise and had no revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes contained elsewhere herein.

GENERAL

We are headquartered in Ponte Vedra Beach, Florida and were incorporated in Delaware in August 1999. We are a mortgage banker and mortgage broker in the one-to-four family residential mortgage market. We conduct business in 24 states and the District of Columbia.

OVERVIEW

Our business relies on our ability to originate mortgage loans at a reasonable cost, and our ability to sell those loans in the secondary mortgage market at prices allowing us to earn a gain on sale. We measure the gain on sale as the sum of the price we receive for our loans, plus the interest we earn for the period of time we hold the loans, less the cost to originate the loans.

The mortgage banking industry is generally subject to seasonal trends, and loan origination volumes in our industry have historically fluctuated from year to year and are affected by such external factors as home values, the level of consumer debt and the overall condition of the economy. In addition, the premiums we receive from the secondary market for our loans have also fluctuated, also influenced by the overall condition of the economy and, more importantly, the interest rate environment. As a consequence, the business of originating and selling loans is cyclical.

Gain on Sale of Loans

Gain on sale of loans is affected by the condition of the secondary market for our loans. This market has been very strong in the past year, partly as a result of the interest rate environment characterized by low short-term rates relative to long-term rates, also known as a steep yield curve. The strength of the secondary market has also been enhanced by an increase in the number of buyers of our loan products.

Origination Fees

Origination fees are comprised of points and other fees charged on mortgage loans originated by our retail channel and brokered through other banks and financial institutions. Retail points and fees are primarily a function of the volume of mortgage loans originated by our retail channel. Origination fees on loans originated by our retail channel which are subsequently sold are deferred and recognized as part of the gain on sale of loans.

Interest Income and Interest Expense

We typically hold our mortgage loans held for sale for a period of 30 to 45 days before they are sold in the secondary market. During that time, we earn the coupon rate of interest paid by the borrower, and we pay interest to the lenders that provide our warehouse credit facilities. During 2003, the difference between these interest rates was typically in excess of 2%.

Loan Origination Costs

We also measure and monitor the cost to originate our loans. Such costs include the points and fees we may pay to brokers, net of fees we receive from borrowers, plus our operating expenses associated with the origination business.

Loan Originations

As of December 31, 2003, our wholesale division originated loans through our office in Westmont, Illinois. Our wholesale division originated $295.7 million during the eleven months ended December 31, 2003. As of December 31, 2003, our retail division originated loans through our locations in Westmont, Illinois and Orlando, Florida. Our retail division originated $285.4 million in loans during the eleven months ended December 31, 2003.

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

PROVISION FOR LOAN REPURCHASES AND PREMIUM RECAPTURE

For mortgage loans sold, we provide for an allowance for loan repurchases and premium recapture based on our estimate of the potential repurchase of loans or indemnification of losses based on alleged violations of representations and warranties which are customary to the mortgage banking industry. We purchase fraud insurance on the loans originated by our wholesale segment to mitigate this risk. The allowance represents our estimate of the total uninsured losses expected to occur and is considered to be adequate. Provisions for losses are charged to gain on sale of loans and credited to mortgage loans receivable held-for-sale.

GAIN ON SALE OF LOANS

We recognize gains or losses resulting from sales at the date of settlement based on the difference between the selling price for sales and the carrying value of the related loans sold. Such gains and losses may be increased or decreased by the amount of any servicing-released premiums received. We defer recognition of non-refundable fees and direct costs associated with the origination of mortgage loans until the loans are sold.

INCOME TAXES

We file a consolidated federal income and combined state franchise tax returns. We utilize the asset and liability method of accounting for income taxes, under which deferred income taxes are recognized for the future tax consequences attributable to the differences between the financial statement values of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date.

In determining the possible realization of deferred tax assets, we consider future taxable income from the following sources: (a) the reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into periods in which net operating losses might otherwise expire.

RESULTS OF OPERATIONS

Until our acquisitions of PGNF and PHF, we were a development stage enterprise and had no revenues. Therefore, the following table sets forth our results of operations as a percentage of total revenues only for the eleven months ended December 31, 2003:

         REVENUE:
             Gain on sale of loans                           52.0%
             Loan origination fees                           35.9%
             Interest income                                 12.1%
                                                        -------------
                    Total revenue                           100.0%
         EXPENSES:
             Salaries, commissions, and benefits             60.6%
             Loan production costs                            9.2%
             General and administrative expenses             29.5%
             Non-recurring charges                            2.4%
             Interest expense                                12.0%
             Realized loss on derivative                      1.0%
             Unrealized gain on derivative                   -0.7%
                                                        -------------
                    Total expenses                          114.0%

         LOSS BEFORE TAXES                                  -14.0%
         PROVISION FOR TAXES                                 -4.0%
                                                        -------------

         NET LOSS                                           -10.0%
                                                        =============

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Loan Originations

We originated $581.1 million in loans for the year ended December 31, 2003. Wholesale loan originations were $295.7 million, or 50.9%, of total originations for the year ended December 31, 2003. Retail loan originations and purchases were $285.4 million, or 49.1%, of total originations and purchases for the year ended December 31, 2003.

Loan Sales

Loan sales were $321.9 million for the year ended December 31, 2003.

REVENUES

Total revenues for the year ended December 31, 2003 were $13.9 million. Our revenues consist of gain on sale of loans, loan origination fees, and interest income. Each of these revenue categories is discussed below. In the twelve months ended December 31, 2002, we were a development stage enterprise and had no revenues. Therefore, the discussion below is limited to the year ended December 31, 2003.

Gain on Sale. Gain on sale of loans was $7.2 million for the year ended December 31, 2003. The table below details the calculation of the gain on sale of loans for the year ended December 31, 2003.

                                                            % OF LOAN
                                          (IN THOUSANDS)       SALES
                                           ------------     ------------
Premiums from loan sale transactions       $     13,908              4.3%
Non-refundable loan fees (1)                      1,472              0.4%
Provision for losses                               (636)            (0.2%)
Premiums paid (2)                                (2,985)            (0.9%)
Origination costs                                (4,529)            (1.4%)
                                           ------------     ------------
                                           $      7,230              2.2%
                                           ============     ============

(1) Non-refundable loan fees represent points and fees collected from borrowers.

(2) Premiums paid represent fees paid to independent brokers for wholesale loan originations.

Loan origination fees. Loan origination fees were $5.0 million for the year ended December 31, 2003. These fees represent points and other fees charged on mortgage loans originated by our retail channel. Expressed as a percentage of retail loan origination volume, origination fees were 1.75% of retail loan originations for the year ended December 31, 2003.

Interest income. Interest income was $1.7 million for the year ended December 31, 2003. The interest income relates primarily to the interest income we earn on the mortgage loans funded prior to their sale in the secondary market.

OPERATING EXPENSES

Salaries, commissions and benefits. Salaries, commissions and benefits increased $6.7 million, or 376.9%, to $8.4 million for the year ended December 31, 2003 compared to $1.8 million for the year ended December 31, 2002. Of this increase, $7.3 million, or 110.1%, relates to salaries, commissions, and benefits of our subsidiaries PGNF and PHF acquired on January 31, 2003 and February 4, 2003, respectively. Salaries, commissions, and benefits attributable to our corporate operations decreased by $673, or 38.1%, in fiscal 2003 compared to fiscal 2002 due primarily to the non-cash compensation expenses incurred in fiscal 2002.

Loan production costs. Loan production costs were $1.3 million for the year ended December 31, 2003. These loan production costs related entirely to our subsidiaries PGNF and PHF acquired on January 31, 2003 and February 4, 2003, respectively.

General and administrative expenses. General and administrative expenses increased $3.5 million, or 620.7%, to $4.1 million for the year ended December 31, 2003 compared to $569,000 for the year ended December 31, 2002. Of this increase, $3.2 million, or 90.6%, relates to our subsidiaries PGNF and PHF acquired on January 31, 2003 and February 4, 2003, respectively. General and administrative expenses attributable to our corporate operations increased $331,000, or 58.2%, in fiscal 2003 compared to fiscal 2002 consisting primarily of increased rent, legal and accounting expenses associated with operating our businesses.

Non-recurring charges. Non-recurring charges were $333,000 for the year ended December 31, 2003 and consist of $240,000 in severance for our former CEO and $93,000 related to investment banking fees and travel related to an unsuccessful financing effort.

Interest expense. Interest expense increased $1.7 million to $1.7 million for the year ended December 31, 2003 compared to $5,000 for the year ended December 31, 2002. Of this increase, $1.3 million, or 75.4%, relates to interest expense at our subsidiary PGNF which was acquired on January 31, 2003. Interest expense attributable to our corporate operations increased $410,000 due primarily to interest on our convertible debentures.

Realized loss on derivative. The realized loss on derivative increased $143,000 to $143,000 for the year ended December 31, 2003. The increase is due to movements of interest rates underlying the derivative financial instrument assumed as part of our acquisition of PGNF.

Unrealized gain on derivative. The unrealized gain on derivative was $97,000 for the year ended December 31, 2003. This increase was due to the movements of interest rates underlying the derivative financial instrument assumed as part of our acquisition of PGNF.

Total expenses. Total expenses increased $13.5 million, or 577.1%, to $15.9 million for the year ended December 31, 2003 compared to $2.3 million for the year ended December 31,2002. Of this increase, $13.1 million, or 97.0%, relates to expenses at our subsidiaries PGNF and PHF acquired on January 31, 2003 and February 4, 2003, respectively. Total expenses attributable to our corporate operations increased $402,000 due primarily to factors discussed above.

Income tax benefit. The income tax benefit was $554,000 for the year ended December 31, 2003. We did not recognize an income tax benefit on our net loss for the year ended December 31, 2002 since we were a development stage enterprise and future taxable income was uncertain. Our effective tax rate was (28.4)%.

Net loss. Net loss for the year ended December 31, 2003 was $1.4 million compared to $2.3 million for year ended December 31, 2002. The decrease of $944,000 was due to the factors discussed above.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE PERIOD INCEPTION (AUGUST 1, 2001) TO DECEMBER 31, 2001

Revenue

The Company was a development stage enterprise and had no revenues for the year ended December 31, 2002 and for the period from inception (August 3, 2001) to December 31, 2001.

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

Interest expense. Interest expense was $5,000 and relates to a premium finance plan on certain of our insurance contracts. There was no interest expense for the period from inception (August 3, 2001) to December 31, 2001.

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

In connection with the audit of our financial statements as of and for the year ended December 31, 2003, we recognized an income tax benefit on our net operating loss. We had not recognized such a benefit in our previously reported quarterly information. In the table below, we have allocated this tax benefit to our previously reported quarterly information.

                                           YEAR ENDED DECEMBER 31, 2003
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                     FIRST      SECOND       THIRD      FOURTH
                                    QUARTER     QUARTER     QUARTER     QUARTER
                                    -------     -------     -------     -------
Revenue                             $ 1,846     $ 4,314     $ 4,187     $ 3,558
Total operating expenses            $ 2,769     $ 4,595     $ 4,270     $ 4,223
Income tax benefit                  $  (262)    $   (80)    $   (24)    $  (189)
Net loss                            $  (661)    $  (201)    $   (59)    $  (476)
Basic and diluted loss per
 share                              $ (0.01)    $ (0.00)    $ (0.00)    $ (0.00)

In connection with the audit of our financial statements as of and for the year ended December 31, 2002, we discovered certain errors in previously reported quarterly periods during the prior two fiscal years. These errors, some of which overstated expenses and some of which understated expenses, arose from the erroneous expensing of offering costs, the non-recognition of a financed insurance policy as well as non-recording or under-recording of certain costs and expenses which were paid for by the issuance of Company stock and/or common stock purchase options, and in one case, certain consulting services that were donated by a stockholder. These above adjustments have been made to the previously reported quarterly information. As restated for such adjustments, unaudited quarterly information for each of the quarters

                                           YEAR ENDED DECEMBER 31, 2002
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                     FIRST      SECOND       THIRD      FOURTH
                                    QUARTER     QUARTER     QUARTER     QUARTER
                                    -------     -------     -------     -------
Revenue                             $    --     $    --     $    --     $    --
Total operating expenses            $   389     $   432     $   658     $   863
Net loss                            $  (389)    $  (432)    $  (658)    $  (863)

Basic and diluted loss per share    $ (0.01)    $ (0.01)    $ (0.01)    $ (0.01)

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are:

o     borrowings under revolving warehouse facilities and other lines of credit,

o     sale of mortgage loans and related servicing rights, and

o     fees earned from originating retail mortgage loans.

Our operations require continued access to short-term and long-term sources of cash. Our primary operating cash requirements include:

o     funding of mortgage loan originations prior to their sale,

o     fees and expenses incurred in connection with the sale of loans,

o     ongoing administrative, operating, and tax expenses, and

o interest and principal payments under our revolving warehouse facilities and other existing indebtedness.

We had cash and cash equivalents of approximately $552,000 and available-for-sale securities of $995,000 at December 31, 2003. At March 23, 2004, we had cash and cash equivalents of approximately $495,000 and no available-for-sale securities.

Warehouse Credit Facilities. We rely on our revolving warehouse facilities to originate mortgage loans and hold them prior to sale. At December 31, 2003, we had committed revolving warehouse facilities in the amount of $35 million (subject to certain lender restrictions on the aggregate extensions to all warehouse lenders). Generally, our revolving warehouse facilities have 364-day terms and are renewed on an annual basis. No assurances can be made that we will be successful in our efforts to continue to renew our warehouse facilities upon their expiration.

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

Other Credit Facilities. On June 13, 2003, we entered into a revolving line of credit with a commercial bank in the amount of $250,000. This revolving line of credit has an interest rate of prime, is secured by a general lien on our assets, is guaranteed by our subsidiaries, and requires monthly interest payments. This line of credit is due on demand. Currently, we have drawn $245,000 on this line of credit.

Promissory notes payable: As part of indemnity provisions of the purchase and sale agreements with purchasers of our loans, we were required to repurchase certain non-performing loans and repay premiums received on loans that refinanced within a year of their sale. To satisfy these repurchase obligations, we issued unsecured promissory notes totaling $1,750,000 with a weighted average interest rate of 3.93% requiring monthly principal and interest payments of $65,000. At December 31, 2003, the balance on these promissory notes was $1.4 million.

We have vehicle loans with Ford Motor Credit. These loans were obtained as part of Ford's 0% interest program. The loans secured by the vehicles purchased require monthly principal payments of $4,200. At December 31, 2003, the balance on these vehicle loans was $42,500.

Our PGNF subsidiary has a promissory note with a commercial bank secured by a general lien on all of its assets. This promissory note bears an interest rate of 4% (prime) and requires monthly principal and interest payments of $7,400. At December 31, 2003, PGNF owed $141,100 under this promissory note.

Convertible debentures. On March On March 6, 2003, we completed a private offering of 379 units consisting of (i) a $1,000 convertible promissory note due December 31, 2003 with interest payable quarterly at a stated interest rate of 15% per annum and (ii) a warrant to purchase shares of common stock, exercisable at $0.25 per share, for each $5.00 in principal of the promissory note issued in the unit. The holder has the right to convert the outstanding principal amount of the convertible promissory note (or any portion thereof), together with accrued interest thereon, into shares of our common stock at a conversion price of $0.25 per share, subject to standard anti-dilution adjustments as specified in the note. On December 31, 2003, holders of our 15% convertible notes agreed to amend the maturity date of the convertible notes to December 31, 2004. The convertible notes require payments of interest on March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004.

The Sale of Mortgage Loans. As a fundamental part of our business and financing strategy, we sell mortgage loans to third party investors in the secondary markets as market conditions allow. Generally, we seek to dispose of all of our loan production within 30 to 45 days. We apply the net proceeds of the loan sales to pay down our warehouse facilities in order to make capacity available for future funding of mortgage loans. Our ability to sell loans in the secondary market on acceptable terms is essential for the continuation of our wholesale loan origination operations. Due to our recent mergers with PGNF and PHF, we anticipate that the cash generated from these operations, cash on hand, available-for-sale securities and available borrowings under our warehouse facilities will enable us to meet our existing liquidity requirements during the next 12 months.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December
2003), Consolidation of Variable Interest Entities , which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to all entities subject to this Interpretation no later than the end of the first reporting period that ends after December 15, 2004. This interpretation must be applied to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

For any variable interest entities (VIEs) that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The application of this Interpretation is not expected to have a material effect on the Company's financial statements.

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 includes loans acquired in purchase business combinations, but does not apply to loans originated by the entity. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, although earlier adoption is encouraged. The adoption of this new statement of position is not expected to have a material impact on the consolidated financial position or results of operations of the Company.

In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this new standard is not expected to have an impact on the consolidated financial position or results of operations of the Company.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments set forth in Statement 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. Statement 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. Generally, this Statement is effective for contracts entered into or modified after June 30, 2003. Since the Company does not currently have any material derivatives or hedging activities, the adoption of SFAS 149 is not expected to materially affect the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GENERAL

We carry interest-sensitive assets on our balance sheet that are financed by interest-sensitive liabilities. Since these interest-sensitive assets and liabilities are not necessarily correlated, we are subject to interest-rate risk. A sudden and sustained increase or decrease in interest rates would impact our net interest income and gain on sale of loans, as well as the fair value of our mortgage loans held for sale. We do not hedge against this interest-rate risk and instead attempt to sell our loans held for sale in a rapid, but orderly fashion, generally within 30-45 days.

The following table illustrates the timing of the re-pricing of our interest-sensitive assets and liabilities as of December 31, 2003. We have made certain assumptions in determining the timing of re-pricing of such assets and liabilities. One of the more significant assumptions is that all of our mortgage loans held for sale will be sold in the first six months of 2004.

                                              Zero to Six
                Description                      Months

Interest-sensitive assets:
  Cash and cash equivalents                        $   552
  Loans held for sale                               23,452
  Notes and mortgages                                  136
  Investment in marketable securities                  995
                                                  --------

     Total interest-sensitive assets              $ 25,135
                                                  ========

Interest-sensitive liabilities:
   Warehouse loans                                $ 22,711
   Promissory notes                                    245
                                                  --------

      Total interest-sensitive liabilities        $ 22,956
                                                  ========

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

OFF BALANCE SHEET ARRANGEMENTS

We do not have any significant off balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The following table presents our contractual obligations as of December 31, 2003:

                                                                            PAYMENT DUE BY PERIOD
                                                        -----------------------------------------------------
                                        Total           Less than One Year       1 - 3 Years      3 - 5 Years
Warehouse lines of credit                $22,711               $22,711                  --               --
Promissory notes                           1,846                 1,126                 720               --
Convertible debentures                       379                   379                  --               --
Notes due related parties                    801                    25                 776               --
                                         -------               -------             -------          -------
Total                                    $25,737               $24,241             $ 1,496          $    --
                                         =======               =======             =======          =======

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is incorporated by reference from our consolidated financial statements and notes thereto which are included in this report beginning on page F-1. Certain selected quarterly financial data is included under Item 7 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 26, 2003, our Board of Directors voted to dismiss BP Professional Group, LLP as our independent accountants.

The report of BP Professional Group, LLP on our financial statements for the periods ending December 31, 2002 and 2001 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle, except for doubt about our ability to continue as a going concern.

In connection with its audit for the two most recent fiscal years and through August 26, 2003, there were no disagreements with BP Professional Group, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or auditing procedure, except as discussed in the paragraph below, which disagreements, if not resolved to the satisfaction of BP Professional Group, LLP, would have caused them to make reference thereto in their report on the financial statements for such years.

During the performance of their review of our financial statements for the quarter ended March 31, 2003 and through August 26, 2003 , BP Professional Group, LLP expressed their desire to send a letter to the United States Securities and Exchange Commission (the "SEC") seeking confirmation of our application of SFAS No. 141, Accounting for Business Combinations ("SFAS 141"), to the acquisition of PGNF Home Lending Corp, completed on January 31. 2003. We did not feel the letter necessary as we maintained we had properly accounted for the acquisition of PGNF Home Lending Corp. BP Professional Group, LLP decided to proceed with the preparation and delivery of the letter to the SEC. Upon review and discussion of BP Professional Group, LLP's communication, the SEC determined that no action was necessary in regards to our accounting treatment for the purchase. We have authorized BP Professional Group, LLP to respond fully to the inquiries of the successor accountant concerning this matter.

On October 31, 2003, we engaged Stevens, Powell & Company, P.A. as our new independent accountants for the fiscal year ended December 31, 2003. During our two most recent fiscal years and any subsequent period through October 31, 2003, we have not consulted with Stevens, Powell & Company, P.A. regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant's financial statements, and either a written report was provided to us or oral advice was provided that Stevens, Powell & Company, P.A. concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) and the related instructions to this item) or a reportable event (as described in paragraph 304(a)(1)(v)).

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we must disclose in our reports filed under the Securities and Exchange Act is communicated and processed in a timely manner. George Deehan, Chairman and Chief Executive Officer, and Scott Vining, Chief Financial Officer and Treasurer, participated in this evaluation.

Based on such evaluation, Mr. Deehan and Mr. Vining concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective. During the most recent fiscal quarter, there have not been any significant changes in our internal controls or in other factors that could significantly affect those controls.

                                    PART III

The information called for pursuant to this Part III, Items 10, 11, 12, 13 and 14 is incorporated by reference from our definitive proxy statement, which we intend to file with the Securities and Exchange Commission no later than April 29, 2004.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following financial statements (which appear sequentially beginning at page number F-1) are included in this report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

      Reports of Independent Certified Public Accountants
      Consolidated Balance Sheets
      Consolidated Statements of Operations
      Consolidated Statement of Comprehensive Income
      Consolidated Statements of Stockholders' Equity
      Consolidated Statements of Cash Flows
      Notes to Consolidated Financial Statements

(b)   Reports on Form 8-K

On November 7, 2003, we filed a report on Form 8-K reporting under Item 4 that we dismissed our independent auditors.

On November 14, 2003, we filed a report on Form 8-K/A, amending the report filed on November 7, 2003, reporting under Item 4 that we retained new independent auditors.

(c)   Exhibits

      The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:

EXHIBIT NO. DESCRIPTION

Exhibit
Number
------

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

10.4 Employment Agreement, dated as of December 30, 2002 by and between Paragon Financial Corporation and Scott Vining. ****

10.5 Lease dated January 1, 2003 between Ponte Vedra Management Group, Ltd. and Paragon Financial Corporation. ****

10.6 Lease dated September 1, 2000 between 820 West Lake, LLC and Mortgage Express, Inc. (n/k/a PGNF Home Lending Corp.). ****

10.7 Employment Agreement, dated October 16, 2003, by and between Paragon Financial Corporation and George O. Deehan *****

10.8 Employment Agreement, dated June 17, 2003, by and between Paragon Financial Corporation and Joseph P. Bryant, Jr. *****

10.9 Employment Agreement, dated May 6, 2003, by and between Paragon Financial Corporation and Steven L. Barnett. *****

21.1        Subsidiaries of the Registrant*

31.1 Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 1, 2004 *

31.2 Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 1, 2004 *

32.1        Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 1, 2004 *

32.2        Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 1, 2004 *

----------
*     Filed herewith

+     Incorporated herein by reference

@     This Exhibit represents a management contract

**    This exhibit represents a compensatory plan

*** Filed as an exhibit to Paragon's Current Report on Form 8 for an event dated January 31, 2003

**** Filed as an exhibit to Paragon's Annual Report on Form 10-K for the year ended December 31, 2002

***** Filed as an exhibit to Paragon's Quarterly Reportfor the period ended
      March 31, 2003, as amended

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Paragon Financial Corporation


                                    /s/ George O. Deehan
                                    --------------------
                                    George O. Deehan
                                    Chairman and Chief Executive Officer

                                    Dated: April 1, 2004

Each person whose signature appears below hereby constitutes and appoints Scott
L. Vining, as attorney-in-fact to sign on his behalf, individually, and in each capacity stated below and to file all amendments and/or supplements to the Annual Report on Form 10-K, with exhibits thereto and the documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                                   Title                                  Date
         ---------                                   -----                                  ----
    /s/ George O. Deehan             Chairman of the Board of Directors and             April 1, 2004
    --------------------             Chief Executive Officer (Principal
      George O. Deehan               Executive Officer)

    /s/ Scott L. Vining              Chief Financial Officer & Treasurer                April 1, 2004
    -------------------              (Principal Financial and Accounting
      Scott L. Vining                Officer)

     /s/ Paul K. Danner              Director                                           April 1, 2004
     ------------------
       Paul K. Danner

     /s/ Philip Lagori               Director                                           April 1, 2004
     -----------------
       Philip Lagori

   /s/ Charles Van Sickle            Director                                           April 1, 2004
   ----------------------
     Charles Van Sickle

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


INDEPENDENT AUDITORS' REPORT                                                F-2
CONSOLIDATED BALANCE SHEETS                                                 F-4
CONSOLIDATED STATEMENTS OF OPERATIONS                                       F-5
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME                              F-6
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                             F-7
CONSOLIDATED STATEMENTS OF CASH FLOWS                                       F-9
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-10

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS
PARAGON FINANCIAL CORPORATION

We have audited the accompanying consolidated balance sheet of Paragon Financial Corporation (the "Company") as of December 31, 2003, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paragon Financial Corporation as of December 31, 2003, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has suffered losses from operations and has a negative tangible net worth that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ STEVENS, POWELL & COMPANY, P.A.

Jacksonville, Florida
February 12, 2004

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS
PARAGON FINANCIAL CORPORATION

We have audited the accompanying balance sheet of Paragon Financial Corporation (a development stage company) as of December 31, 2002, and the related statements of operations, cash flows and stockholders' deficiency for the year ended December 31, 2002 and for the period from August 3, 2001 (date of inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Paragon Financial Corporation as of December 31, 2002, and the related statements of operations, cash flows and stockholders' deficiency for the year ended December 31, 2002 and for the period from August 3, 2001 (date of inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has suffered losses from operations and has net working capital and stockholders' equity deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BP PROFESSIONAL GROUP LLP

Farmingdale, New York
March 6, 2003, except as to Note 20
for which the date is April 11, 2003

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 2002
                                                                                             RECLASSIFIED -
                                                                                   2003        SEE NOTE 7
                                                                                 --------      ----------
ASSETS:
Cash and cash equivalents                                                        $    552       $     91
Fees receivable                                                                       174             --
Mortgage loans receivable held-for-sale, net                                       23,245             --
Office property and equipment, net of accumulated depreciation
      of $285 and $1                                                                1,153              1
Other notes and mortgages receivable                                                  136             --
Available-for-sale securities                                                         995             --
Goodwill                                                                            8,636             --
Prepaid and other assets                                                              771            114
                                                                                 --------       --------

TOTAL ASSETS                                                                     $ 35,662       $    206
                                                                                 ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT):
Warehouse lines of credit                                                          22,711             --
Notes payable                                                                       1,846             --
Subordinated note payable - related party                                             776             --
Notes payable - related parties                                                        25             --
Convertibe debentures payable                                                         379             34
Accounts payable                                                                      831            177
Accrued expenses - related parties                                                     59            204
Accrued expenses - other                                                              856             --
Derivative liability                                                                  203             --
Related party debt subsequently converted to preferred stock                           --            659
                                                                                 --------       --------

TOTAL LIABILITIES                                                                  27,686          1,074

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock: Issuable in series,  $0.0001 par value; 5,000,000 shares authorized: Series E, $1,000 stated value; 2,459 and no
     shares issued and outstanding, respectively                                       --             --
Common stock, $0.0001 par value, 400,000,000 shares authorized:
     116,396,478 and 62,592,744 shares issued and outstanding, respectively            11              6
Additional paid-in capital                                                         11,779          1,693
Retained earnings                                                                  (3,964)        (2,567)
Unearned stock-based compensation                                                     (52)            --
Accumulated other comprehensive income                                                202             --
                                                                                 --------       --------
Total stockholders' equity (deficit)                                                7,976           (868)
                                                                                 --------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                             $ 35,662       $    206
                                                                                 ========       ========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND THE PERIOD FROM INCEPTION
      THROUGH DECEMBER 31, 2001 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       FROM INCEPTION
                                                                                      (AUGUST 3, 2001)
                                                                                           THROUGH
                                                                                         DECEMBER 31,
                                                            2003             2002            2001
                                                          ---------       ---------   ----------------
REVENUE:
    Gain on sale of loans                                 $   7,230       $      --       $      --
    Loan origination fees                                     4,995
    Interest, dividends, and other income                     1,680              --              --
                                                          ---------       ---------       ---------
         Total revenue                                       13,905              --              --
                                                          ---------       ---------       ---------

EXPENSES:
    Salaries, commissions, benefits, and stock-based
       compensation                                           8,431           1,768             208
    Loan production costs                                     1,271              --              --
    General and administrative expenses                       4,102             569              17
    Non-recurring charges                                       333              --              --
    Interest expense                                          1,674               5              --
    Realized loss on derivative                                 143              --              --
    Unrealized gain on derivative                               (97)             --              --
                                                          ---------       ---------       ---------
           Total expenses                                    15,857           2,342             225
                                                          ---------       ---------       ---------

LOSS BEFORE TAXES                                            (1,952)         (2,342)           (225)
INCOME TAX BENEFIT                                             (555)             --              --
                                                          ---------       ---------       ---------

NET LOSS                                                  $  (1,397)      $  (2,342)      $    (225)
                                                          =========       =========       =========

BASIC AND DILUTED LOSS PER SHARE                          $   (0.01)      $   (0.04)      $   (0.01)
                                                          =========       =========       =========

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC
     AND DILUTED                                            111,620          54,407          31,954
                                                          =========       =========       =========

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                   2003
                                                                  -------
      Net loss                                                    $(1,397)
      Other comprehensive income:
           Unrealized gains on available-for-sale securities,
             net of income taxes                                      202
                                                                  -------

      Comprehensive loss                                          $(1,195)
                                                                  =======

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                                                  Accumu-
                                                                           Unearned                                lated
                                                                   Addi-    stock-  Subscrip-                      Other     Total
                                                                   tional   based     tions              Accumu-  Compre-    Stock
                                                                  Paid-in   compen-  Receiv-   Treasury   lated   hensive   holders'
                            Preferred Stock      Common Stock     Capital   sation     able      Stock   Deficit   Income   Equity

                            Shares  Amount    Shares      Amount
Balance August 1, 2001          --  $   --           --   $   --  $    --   $   --   $  --       $ --   $    --    $   --    $  --
August 3 Initial
capitalization of the
company (with shares at
$0.001 par value                              1,120,000        1                        (1)                                     --
October 31 Issuance of
shares for services                             115,000                28                                                       28
Adjustment to reflect
    changes in shares and
par value for subsequent
merger                                       32,587,480        2       (2)
Net loss for period                                                                                        (225)              (225)
                            ------------------------------------------------------------------------------------------------------
Balance December 31, 2001       --      --   33,822,480        3       26       --      (1)        --      (225)       --     (197)
March 1 Contribution from
    founding shareholders
    of 5,477,325 shares
as treasury stock                                                     200                1       (200)                           1
March 1 Issuance of
    16,431,975 restricted
    and unrestricted
shares for services                          10,954,650        1      399     (400)               200                          200
May 31 Issuance of shares
    for cash                                 10,783,486        1      384                                                      385
May 31 Issuance of shares
    to effect reverse                         6,173,403        1      (73)                                                     (72)
June 30 Amortization of
    restricted shares                                                           62                                              62
July 10 Issuance of shares
    for services                                458,725       --       46                                                       46
July 16 Rescission of
    16,431,975 shares and
    re-issuance and
    re-allocation as
    unrestricted shares                                               148      338                                             486
August 1 Contribution of
    services by shareholder                                             5                                                        5
November 8 Issuance of
   shares for services                          400,000       --       36                                                       36
December 30 Issuance of
    options to consultants                                            421                                                      421
December 31 Issuance of
    warrants included in
    convertible debentures                                              6                                                        6
December 31 Beneficial
    conversion feature on
    convertible debentures                                             95                                                       95
Net loss                                                                                                 (2,342)            (2,342)
                            ------------------------------------------------------------------------------------------------------

Balance December 31, 2002       --      --   62,592,744        6    1,693       --      --         --    (2,567)       --     (868)
January 31 Issuance of
    shares for acquisition                   52,329,735        5    6,362                                                    6,367
February 4 Issuance of
    shares for acquisition                    1,224,000       --      836                                                      836
March 26 Issuance of
    preferred stock for
    accrued compensation       659      --                            659                                                      659
March 26 Issuance of
    preferred stock for
    promissory note and
    accrued interest         1,800      --                          1,812                                                    1,812
March 31 Issuance of
    warrants included in
    convertible debentures                                             18                                                       18
March 31 Beneficial
    conversion feature on
    convertible debentures                                            222                                                      222
March 31 Receipt of cash
    for websites                                                       13                                                       13
May 12 Issuance of
     restricted stock
     award                                      250,000       --      125     (125)                                             --
May 30 Receipt of cash for
     websites                                                          35                                                       35
June 30 Amortization of
      restricted stock award                                                    10                                              10
September 12 Receipt of
    cash for website                                                    1                                                        1
September 30 Amortization
    of restricted stock
    award                                                                       31                                              31
November 14 Receipt of cash
   for website                                                          3                                                        3
December 31 Amortization of
   restricted stock award                                                       32                                              32
                                                                                                                           -------
Comprehensive loss:
    Net loss                                                                                            $(1,397)           $(1,397)
    Unrealized gain on
         marketable
         securities                                                                                                   202      202
                                                                                                                           -------
Total comprehensive loss                                                                                                   $(1,195)
                            ------  ------  -----------   ------  -------   ------   -----       ----   -------      ----  -------
Balance December 31, 2003    2,459  $   --  116,396,479   $   11  $11,779   $  (52)  $  --       $ --   $(3,964)     $202  $ 7,976
                            ======  ======  ===========   ======  =======   ======   =====       ====   =======      ====  =======

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND THE PERIOD FROM INCEPTION
                           THROUGH DECEMBER 31, 2001
                             (DOLLARS IN THOUSANDS)

                                                                                                         FROM INCEPTION
                                                                                                             THOUGH
                                                                                                           DECEMBER 31,
                                                                                  2003          2002           2001
                                                                                 -------       -------         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $(1,397)      $(2,342)      $  (225)

Adjustments to reconcile net loss to cash provided by operating activities:
     Depreciation                                                                    285             1            --
     Deferred taxes                                                                 (555)           --            --
     Provision for loan repurchases and premium recapture                            435            --            --
     Deferred compensation to related parties,
        subsequently converted to preferred shares                                    --           504           155
     Stock-based compensation                                                         73         1,256            28
     Non-cash interest expense subsequently converted to preferred
        Stock                                                                         13            --            --
     Funding of mortgage loans held-for-sale or as other notes and
        mortgages                                                               (321,768)           --            --
     Proceeds from sale of mortgage loans held for sale                          322,868            --            --
     Borrowings under warehouse lines of credit                                  321,333            --            --
     Repayments under warehouse lines of credit                                 (321,939)           --            --
     Decrease in derivative liability                                                (76)           --            --
     (Increases) decreases in other assets                                            (1)          (31)           38
     Increases in other liabilities                                                  699           292             4
                                                                                 -------       -------       -------
                Cash used by operating activities                                    (30)         (320)           --
                                                                                 -------       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                             (322)           (2)           --
     Cash acquired in purchases of business                                          197            --            --
     Deposits                                                                         --           (25)           --
     Deferred merger costs                                                            --           (58)           --
     Purchases of marketable securities                                              (89)           --            --
     Proceeds from sale of websites                                                   52            --            --
                                                                                 -------       -------       -------
                 Cash used by investing activities                                  (162)          (85)           --
                                                                                 -------       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from the issuance of common stock                                   --           386            --
      Proceeds from the issuance of warrants                                          18             6            --
      Proceeds from the issuance of debentures                                       222           104            --
      Proceeds from loans from related party                                         776            --            --
      Repayments of promissory notes                                                (363)           --            --
                                                                                 -------       -------       -------
                Cash provided by financing activities                                653           496            --
                                                                                 -------       -------       -------

Net increase in cash and cash equivalents                                            461            91            --
Cash and cash equivalents, beginning of period                                        91            --            --
                                                                                 -------       -------       -------
Cash and cash equivalents, end of period                                         $   552       $    91       $    --
                                                                                 =======       =======       =======

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY - Paragon Financial Corporation (the "Company") was incorporated in Delaware on August 27, 1999 under the name PRX Holdings, Inc. and operated as an online healthcare destination for commerce, content and community. The Company closed its online health store in March 2001. Shortly thereafter, the Company began the process of liquidating its online health store and seeking a merger partner as an alternative to complete liquidation.

Paragon Homefunding, Inc. ("Paragon Delaware"), a privately held, development-stage company based in Ponte Vedra Beach, Florida, was incorporated in Delaware on August 3, 2001, for the purpose of entering the financial services market through acquisitions. On May 31, 2002, the Company merged with Paragon Delaware.

Pursuant to the merger, the Company merged with and into Paragon Delaware, and issued 55,560,616 shares of common stock to the Paragon Delaware's stockholders constituting 90% of the total shares of the Company's common stock outstanding immediately after the merger. As a result of the merger, Paragon also assumed approximately $72 of the Company's accrued liabilities, principally for legal services.

For financial reporting purposes, the merger has been accounted for as a recapitalization of Paragon Delaware with Paragon Delaware viewed as the accounting acquiror in what is commonly called a reverse acquisition. Accordingly, the financial statements presented before the merger are those of Paragon Delaware.

ACQUISITIONS - On January 31, 2003, the Company completed its merger with PGNF Home Lending Corp. ("PGNF") (f/k/a Mortgage Express, Inc.), and as a result of the merger, PGNF became a wholly-owned subsidiary. PGNF has been in the business of originating residential mortgage loans since 1998. Subject to the terms of the merger agreement, at closing, all of the outstanding shares of PGNF's common stock converted into 52,329,735 shares of the Company's common stock valued at $6.4 million (or approximately $0.122 per share), or approximately 45.5% of the then outstanding common stock after the consummation of the merger. Additionally, the Company issued a promissory note in the amount of $1.8 million to an entity wholly-owned by the sole shareholder of PGNF. The promissory note accrued interest at 4.92% and was payable on July 31, 2004. On March 26, 2003, the holder of this note agreed to convert the note and accrued interest into 1,800 shares of our Series E preferred stock with a face value of $1,000 per share, and a 4% stated dividend payable in cash or shares of common stock, at the Company's option. This series of preferred stock does not provide for redemption and is non- voting.

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

On February 2, 2003 the Company completed its merger with Paragon Homefunding, Inc. ("PHF"). PHF has been in the business of originating residential mortgage loans since 1998. Subject to the terms of the merger agreement, at closing, all of the outstanding shares of PHF's common stock converted into 1,224,000 of shares of the Company's common stock valued at $836 (approximately $0.6833 per share). Additionally, the Company issued promissory notes to the shareholders of PHF in the aggregate principal amount of $25. The promissory notes accrue interest at 4.92% and are payable on February 2, 2004.

Both of these mergers were accounted for as acquisitions pursuant to SFAS No. 141, Accounting for Business Combinations ("SFAS 141"). Accordingly, the Company's results of operations include the operating results of these companies from the effective date of these mergers, February 1, 2003. As a result of these mergers, the Company has recorded goodwill of $8.6 million which represented the excess of the purchase price over the fair values of the tangible, financial, and intangible assets acquired and liabilities assumed at date of acquisition. SFAS No. 142, Accounting for Goodwill and Intangible Assets, eliminated the requirement to amortize goodwill through a periodic charge to earnings. The Company will evaluate goodwill and any other specifically identified intangible assets on a periodic basis for impairment based upon the estimated fair value as of the balance sheet date.

The Company's unaudited consolidated results of operations on a pro forma basis for the years ended December 31, 2003 and 2002 as if it had consummated the mergers with PGNF and PHF on January 1, 2002 are as follows:

                                                    2003            2002
                                                    ----            ----
                                            (in thousands except per share data)
      Revenue                                    $  16,174       $  12,755
      Net loss                                   $    (691)      $    (657)
      Basic and diluted loss per share           $   (0.01)      $   (0.01)
      Weighted average shares outstanding -
         basic and diluted                         116,175         106,641

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In consolidation, all material inter-company balances and transactions have been eliminated. Results of operations of companies acquired in transactions accounted for under the purchase method of accounting are included in the financial statements from the date of the acquisition.

FINANCIAL STATEMENT PRESENTATION - The consolidated financial statements and notes are representations of the Company's management. The Company's management is responsible for the integrity and objectivity of these financial statements. Beginning in fiscal

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

2003, the Company prepares its financial statements using an unclassified balance sheet presentation as is customary in the mortgage banking industry. The 2002 balance sheet has been reclassified accordingly. (see Note 7).

USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that materially affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan repurchases and premium recapture. Actual results could differ from those estimates.

The determination of the adequacy of the allowance for loan repurchases and premium recapture losses is based on estimates that may be affected by significant changes in the economic environment and market conditions. The Company has obtained insurance to mitigate some of this risk.

CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less on their acquisition date to be cash equivalents. Cash and cash equivalents include cash on hand and funds held in checking, money market, and savings accounts.

FEES RECEIVABLE - Fees receivable consist of fees due on loans closed prior to December 31, 2003. Fees receivable are typically collected within 30 to 60 days and substantially all of these fees were collected in January 2004.

MORTGAGE LOANS RECEIVABLE HELD-FOR-SALE - Mortgage loans receivable held-for-sale consist of loans made to individuals that are primarily collateralized by residential one to four unit family dwellings. Mortgage loans are recorded at the principal amount outstanding net of deferred origination costs and fees and any premium or discounts. These loans are carried at the lower of amortized cost or fair value as determined by outstanding commitments from investors or current investor-yield requirements, calculated on an aggregate basis. Interest on loans receivable held-for-sale is credited to income as earned. Interest is accrued only if deemed collectible.

ALLOWANCE FOR LOAN REPURCHASES AND PREMIUM RECAPTURE - The allowance for loan repurchases and premium recapture relates to expenses incurred due to the potential repurchase of loans or indemnification of losses based on alleged violations of representations and warranties which are customary to the mortgage banking industry. Provisions for losses are charged to gain on sale of loans and credited to the allowance. The allowance represents the Company's estimate of the total losses expected to occur and is

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE FINANCIAL CONSOLIDATED STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

considered to be adequate by management based upon the Company's evaluation of the potential exposure related to the loan sale agreements over the life of the associated loans sold. The Company has purchased insurance to cover third party broker fraud, which mitigates some of the risks. In 2003, fraud insurance premiums paid totaled $277.

OFFICE PROPERTY AND EQUIPMENT, NET - Office property and equipment, net, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the asset as follows:

       Computer hardware                        Five years
       Furniture and fixtures                   Five to seven years
       Computer software                        Three years
       Leasehold improvements                   Lower of life of lease or asset

AVAILABLE-FOR-SALE SECURITIES AND COMPREHENSIVE LOSS - Securities available-for-sale are carried at fair value with unrealized gains and losses reported in other comprehensive income. Realized gains (losses) on securities available-for-sale are included in other income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on sales of securities are determined on the specific-identification method.

Equity securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in other income. During 2003, the Company did not engage in trading securities.

Declines in the fair value of individual and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. As of December 31, 2003, no securities were determined to have other than a temporary decline in fair value below cost.

The Company does not purchase, sell, or utilize off-balance sheet derivative financial instruments or derivative commodity instruments.

In fiscal 2002 and 2001, the Company had no items of comprehensive loss other than net loss.

GOODWILL - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill and other intangible assets are stated on the basis of cost. See also "Impairment" which follows.

IMPAIRMENT - Long-lived assets, including certain identifiable intangibles and goodwill, are reviewed for impairment annually or whenever events or changes in circumstances indicate

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE FINANCIAL CONSOLIDATED STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

that the carrying amount of the asset in question may not be recoverable including, but not limited to, a deterioration of profits for a business segment that has long-lived assets, and when other changes occur which might impair recovery of long-lived assets. Management has reviewed the Company's long-lived assets and has determined that no impairment existed, and the Company's long-lived assets were fairly valued at December 31, 2003. The method used to determine the existence of an impairment would be generally measured by discounting operating cash flows over the remaining useful lives of the related long-lived assets. Impairment is measured as the difference between fair value and unamortized cost at the date impairment is determined.

GAIN ON SALES OF LOANS - Gains or losses resulting from sales of mortgage loans are recognized at the date of settlement and are based on the difference between the selling price of the mortgage loans sold and the carrying value of the related loans sold. Nonrefundable fees and direct costs associated with the origination of mortgage loans are deferred and recognized when the loans are sold. Loan sales are accounted for as sales when control of the loans is surrendered, to the extent that consideration other than beneficial interests in the loans transferred is received in the exchange.

ORIGINATION FEES - Origination fees are comprised of points and other fees charged on mortgage loans originated by the retail segment of the Company. Points and fees are primarily a function of the volume of mortgage loans originated by our retail segment. Origination fees on loans originated by the Company that are subsequently sold are deferred and recognized as part of the gain on sale of loans.

INCOME TAXES - The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under the asset and liability method specified thereunder, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred tax liabilities are offset by deferred tax assets relating to net operating loss carryforwards and deductible temporary differences.

ADVERTISING - The Company's advertising costs are expensed as incurred. For the year ended December 31, 2003, advertising expense totaled $60.

RECLASSIFICATIONS - Certain reclassifications have been made to the 2002 and 2001 financial statements in order to conform to the presentation adopted for 2003. These reclassifications had no effect on net income or retained earnings.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Financial instruments of the Company consist of cash and cash equivalents, receivables for fees, mortgage loans, notes receivable, securities, accounts payable, notes payable, convertible debentures payable, warehouse lines of credit, and derivatives. The carrying amount of financial instruments approximates fair value.

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE FINANCIAL CONSOLIDATED STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

CONCENTRATIONS OF RISKS - The Company is required by Statement of Financial Accounting Standards No. 105 to disclose concentrations of credit risk regardless of the degree of such risk. The Company's operations are concentrated in single-family first mortgage residential real estate market. The Company operates in a heavily regulated environment. The operations of the Company are subject to changes in laws, administrative directives and rules and regulations of federal, state, and local governments and regulatory agencies. Such changes may occur with little notice of time for compliance. Further, the Company performs credit evaluations of its customers' financial condition, performs its operations under contracts and requires deposits when deemed necessary. Historically, the Company has not incurred any significant credit losses.

Approximately 82% of PGNF's total income was derived from customers in the following states: Florida, Illinois, Indiana, Michigan, Minnesota, and Ohio, with Illinois accounting for approximately 55% of the total income. No other state accounted for more than 3% of the total income. Approximately 83% of the dollar volumes and 78% of the number of total loans originated or purchased during the eleven months subsequent to the Company's acquisition of PGNF were from the six states named above, with Illinois accounting for approximately 55% and 43%, respectively. No other state accounted for more than 10% of the income, dollar volume, or number of units, except Michigan, which totaled approximately 12%, 12%, and 14%, respectively.

During the eleven months subsequent to the Company's acquisition of PGNF and PHF, the Company sold $183 million of loans to Popular Bank and $103 million of loans to Wells Fargo, which represent approximately 34% and 19%, respectively, of total loans sold.

PHF originates and processes loans that are closed and immediately assigned to financial institutions or mortgage banking companies throughout Florida, although the majority of PHF's business is in the Central Florida area. PHF closed loans with approximately ten financial institutions or mortgage companies of which only one, Chase Mortgage, exceeded 10% of the total volume for the year ended December 31, 2003.

The Company's ability to continue to originate loans is dependent, in part, upon the ability to sell loans in the secondary market in order to generate cash proceeds for new originations. The value of and market for our loans is dependent upon a number of factors, including general economic conditions, interest rates, and governmental regulations. Adverse changes in such factors may affect the Company's ability to sell loans for acceptable prices within reasonable periods of time.

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE FINANCIAL CONSOLIDATED STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company maintains its cash in bank deposit accounts at a high credit-quality financial institution. At times during the period ended December 31, 2003, the Company's cash balances exceeded the federally-insured limit. Management believes this policy will not adversely affect the Company. At December 31, 2003, cash balances exceeded the federally-insured limit by $225.

STOCK-BASED COMPENSATION - The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). APB 25 provides that compensation expense relative to the Company's employee stock options is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Under SFAS 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS 148"), which amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company will continue to report stock based compensation under APB 25 but has adopted the interim reporting requirements of SFAS 148.

As of December 31, 2003, there were stock options outstanding for the purchase of 40,738,750 shares of the Company's common stock. The following table shows the pro forma net loss as if the fair value method of SFAS No. 123 had been used to account for stock-based compensation expense for the years ended December 31, 2003 and 2002 and the period inception (August 3, 2001) to December 31, 2001 (dollars in thousands, except per share amounts):

                                                                 2003           2002           2001
                                                                 ----           ----           ----
Net loss, as reported                                          $ (1,397)      $ (2,342)       $ (225)
Stock-based employee compensation expense
    determined under fair value method for all awards, net
    of related tax effects                                          707             47             -
                                                               --------       ---------       -------
Pro forma net loss                                             $ (2,104)      $ (2,389)       $ (225)
                                                               =========      =========       =======

Net loss per share:
     Basic and diluted, as reported                            $ (0.01)       $ (0.04)       $ (0.01)
                                                               ========       ========       ========
     Pro forma basic and diluted                               $ (0.02)       $ (0.04)       $ (0.01)
                                                               ========       ========       ========

RECENT ACCOUNTING DEVELOPMENTS - In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities , which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to all entities subject to this Interpretation no later than the end of the first reporting period that ends after December 15, 2004. This interpretation must be applied to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

For any variable interest entities (VIEs) that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The application of this Interpretation is not expected to have a material effect on the Company's financial statements.

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP 03-3"). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 includes loans acquired in purchase business combinations, but does not apply to loans originated by the entity. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, although earlier adoption is encouraged. The adoption of this new statement of position is not expected to have a material impact on the consolidated financial position or results of operations of the Company.

In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE FINANCIAL CONSOLIDATED STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this new standard is not expected to have an impact on the consolidated financial position or results of operations of the Company.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments set forth in Statement 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. Statement 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. Generally, this Statement is effective for contracts entered into or modified after June 30, 2003. Since the Company does not currently have any material derivatives or hedging activities, the adoption of SFAS 149 is not expected to materially affect the financial statements.

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $1,398 and $2,342 in fiscal 2003 and 2002, respectively, and cumulative losses of $3,965. At December 31, 2003, stockholders' equity was $8.0 million due primarily to the issuance of equity securities as a result of the acquisitions of PGNF and PHF, which resulted in recognition of $8.6 million in goodwill. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management believes that, with the mergers with PGNF and PHF, it has taken the steps necessary to reverse the negative trend. The Company's continued existence depends on a number of factors, including but not limited to, the ability to secure adequate sources of capital and locate and fund acquisitions of suitable companies. However, there can be no assurance that the Company will be able to continue as a going concern.

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 3. MORTGAGE LOANS RECEIVABLE HELD-FOR-SALE

Mortgage loans receivable held-for-sale includes loan production costs which, pursuant to SFAS No. 91, have been deferred and added to the basis of mortgage loans receivable held-for-sale. These capitalized costs are offset against net gains on mortgage loan sales and fees when the loans are sold or amortized as a yield adjustment in the case of loans held for investment.

A summary of mortgage loans receivable held-for-sale, at the lower of cost or market at December 31, 2003, follows:

      Mortgage loans receivable held-for-sale         $ 23,452

      Allowance for loan repurchases and premium
          Recapture                                       (484)

      Net deferred origination costs                       277
                                                      --------

                                                      $ 23,245
                                                      ========

The Company has entered into loan sale agreements with investors in the normal course of business that include representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold or to reimburse investors for losses incurred. In the opinion of management, the potential exposure related to the Company's loan sale agreements is adequately provided for in the allowance for loan repurchases and premium recapture. The activity in the allowance for loan repurchases and premium recapture for the year ended December 31, 2003, follows:

      Beginning balance, January 1, 2003                  $  --

      Provision charged to operations                       548

      Net deferred origination costs                        (64)
                                                          -----

      Ending balance, December 31, 2003                   $ 484
                                                          =====

At December 31, 2003, there were no mortgage loans-held-for sale on which the accrual of interest had been discontinued. During the year ended December 31, 2003, mortgage loans held for sale on which the accrual of interest had been discontinued were not material.

Gain on sale of loans was comprised of the following components for the year ended December 31, 2003:

      Net purchase premiums and discounts                    $ 13,908

      Fees from closings                                        2,259

      Origination costs, net                                   (8,301)

      Provision for losses on loan repurchases
        and premium recapture                                    (548)

      Premiums recaptured                                         (88)
                                                             --------
                                                             $  7,230
                                                             ========

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 4. OFFICE PROPERTY AND EQUIPMENT

Office property and equipment as of December 31, 2003 and 2002 are summarized as follows:

                                                    2003             2002
      Furniture and fixtures                     $   107          $    --
      Vehicles                                        19               --
      Leasehold improvements                         170               --
      Office equipment                             1,142                2
                                                 -------          -------
                                                   1,438                2
      Accumulated depreciation                      (285)              (1)
                                                 -------          -------
                                                   1,153          $     1
                                                 =======          =======

Depreciation expense for the year ended December 31, 2003 and 2002 and the period inception (August 3, 2001) to December 31, 2001 was $285, $1, and $0, respectively.

NOTE 5. AVAILABLE-FOR-SALE SECURITIES

The Company has investments in certain marketable securities. These marketable securities are marked to market at December 31, 2003.

                                                      Valuation        Fair
                                          Cost        Allowance       Value
                                          ----        ---------       -----

      Mutual and money market funds      $ 1,102       $  (120)      $   982

      Partnership                             13            --            13
                                         -------       -------       -------
                                         $ 1,115       $  (120)      $   995
                                         =======       =======       =======

The fair value of securities fluctuates during the investment period. During the year ended December 31, 2003, no provision for loss has been made in connection with any decline of fair value below book value for certain securities, because the securities are purchased for investment purposes and the declines were deemed to be temporary.

A reconciliation of the activity in the valuation allowance for 2003 follows:

      Beginning balance, January 1, 2003                                  $ 322
      Net changes recorded as other comprehensive income, net of
      deferred income taxes                                                (202)
                                                                           ----
      Ending balance, December 31, 2003                                   $ 120
                                                                          =====

At December 31, 2003, there were no investments that exceeded 10% of the Company's stockholders' equity.

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 6. GOODWILL

Goodwill represents the excess of the merger consideration over the fair value of the net assets of PGNF and PHF on January 31, 2003. A summary of goodwill recognized follows:

              PGNF - Consideration for the merger was $8,270 consisting of $6,367 in shares of the Company's common stock (52,329,735 shares at approximately $0.1217 per share), $1,800 in a promissory note issued by the Company, and $103 in costs associated with the merger. At the time of the merger, the fair value of the net
              assets of PGNF was $456.                                                    $    7,814

              PHF - Consideration for the merger was $876 consisting of $836 in shares of the Company's common stock (1,224,000 shares at approximately
              $0.6833 per share), $25 in a promissory note issued by the Company, and
              $15 in costs associated with the merger. At the time of the
              merger, the fair value of the net assets of PHF was $54.                           822
                                                                                          ----------
                                                                                          $    8,636
                                                                                          ==========

NOTE 7. PREPAID AND OTHER ASSETS

Other assets at December 31, 2003 and 2002, included:

                                                        2003          2002
                                                        ----          ----
      Prepaid expenses                                  $185            31

      Deferred merger costs                               --            58

      Deferred income tax assets                         555            --

      Security deposits and other                         31            25
                                                        ----          ----

                                                        $771          $114
                                                        ====          ====

NOTE 8. WAREHOUSE LINES OF CREDIT

The Company has mortgage warehouse facilities with commercial banks of $35 million in the aggregate. These warehouse credit facilities are used to fund mortgage loans, are collateralized by the mortgage loans funded, and do not require material compensating balances.

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 8. WAREHOUSE LINES OF CREDIT (Continued)

Warehouse lines of credit consisted of the following at December 31, 2003:

$5 million mortgage warehouse credit facility at a commercial bank; interest at greater of LIBOR or Fed Funds plus 4%.
     This credit facility expires on June 30, 2004.                                      $   9,115

$20 million mortgage warehouse credit facility with a $15 million sublimit for non-bank approved product at a commercial bank; interest at Prime plus
     1.5%. This credit facility expires on July 31, 2004.                                    8,751

$10 million mortgage warehouse credit facility at a commercial bank; interest at Prime plus 0.5%. This credit facility expires
     on June 30, 2004.                                                                         911

$5 million mortgage warehouse credit facility at a commercial bank; interest at Prime plus 1%. This credit facility expired
    December 31, 2003.                                                                       3,934
                                                                                         ---------

                                                                                         $  22,711
                                                                                         =========

At December 31, 2003, the maximum amount available under the lines of credit (after considering any funding restrictions imposed by the lender) totaled $11,294.

The Company's warehouse lines contain provisions whereby the lender can unilaterally terminate the agreement without cause with certain notice requirements. Also, certain restrictive financial and other covenants exist that require the Company to, among other requirements, restrict dividends, maintain certain levels of net worth, liquidity, available borrowing capacity, and debt-to-net worth ratios and to comply with regulatory and investor requirements. To the Company's knowledge, at December 31, 2003, the Company was in compliance with these covenants (see Note 10). Certain of the Company's lenders allowed overfunding of the warehouse facilities during the year, which totaled $8,960 at December 31, 2003. These overfundings are allowed on a case-by-case basis with no assurances they will be allowed. Management believes the warehouse relationships will remain in place until maturity; however, there is no assurance that one or more of the lenders will not terminate their agreements prior to maturity, or that additional lines will be negotiated when existing lines terminate. Either occurrence would adversely affect the Company's wholesale operations.

Subsequent to December 31, 2003, PGNF has entered into negotiations to modify its warehouse lines of credit to include reductions in one or more lines and to replace existing lines or a portion of the existing lines with additional lenders. The Company anticipates that all such revisions will not materially impact PGNF's ability to raise funds to finance its mortgage banking operations.

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


NOTE 8. WAREHOUSE LINES OF CREDIT (Continued)

At December 31, 2003, the weighted average interest rate on the Company's warehouse lines was 5.2%. For the year ended December 31, 2003, interest expense on warehouse lines of credit totaled $1,165.

NOTE 9. NOTES PAYABLE

The Company is indebted under several promissory notes of varying amounts and maturities. The details as of December 31, 2003 are as follows:

   Unsecured promissory note for premium recapture and loan repurchases bearing
      an interest rate of 3.25% with monthly principal payments of $45                           $  1,173

   Unsecured promissory note for premium recapture and loan repurchases bearing
      an interest rate of 8.0% with monthly principal payments of $20                                 223

   Vehicles loans bearing an implied interest rate of 5.0% with principal payments
       of $4                                                                                           43

   Unsecured promissory note for operating working capital bearing an interest rate
       of 4.0% with monthly principal and interest payments of $7                                     141

   Revolving line of credit with a commercial bank secured by certain equipment and
       furniture of the Company bearing interest at prime rate                                        245

   Insurance premium finance note bearing an interest rate of 8% with monthly
       principal and interest payments of $7                                                           21
                                                                                                 --------

                                                                                                 $  1,846
                                                                                                 ========

Maturities of long-term debt are as follows:

   YEAR ENDED
   ----------
   2004                                     $  1,126

   2005                                          597

   2006                                          123
                                            --------

                                            $  1,846
                                            ========

NOTE 10. SUBORDINATED NOTE PAYABLE - RELATED PARTY

The Company has a $1,000 subordinated revolving credit facility with an entity controlled by the former owner of the Company's PGNF subsidiary, currently a director of the Company and its largest shareholder, with an outstanding balance of $776 at December 31, 2003. This subordinated revolving credit facility bears an interest rate of 4.92% per annum and has a maturity date of February 21, 2006. For purposes of determining compliance with debt covenants, management considers this note in its computation of tangible net worth.

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 11.          OTHER RELATED PARTY TRANSACTIONS

The Company has entered into employment agreements with its executive officers. All executive officers had elected to defer receipt of the salaries, related benefits and other items due them pursuant to such contracts until the Company acquired sufficient operating capital through the acquisition of operating companies, raising of debt or equity capital or both. At December 31, 2002, the Company had accrued $666 pursuant to these contracts. Subsequent to December 31, 2002, the Company's executive officers converted $659 of such accrued compensation due to them to newly issued preferred shares. (See Note 14).

The Company's legal counsel is also a minority stockholder. During the year ended December 31, 2002 and the period from inception, August 3, 2001, through December 31, 2001, the Company incurred $264 and $17, respectively, of fees to this related party. Payment of these fees was made in part by the issuance of a $25 face amount of convertible debentures payable. Amounts due this party as of December 31, 2002 are reported as accrued expenses, related party on the accompanying balance sheet. In addition at December 31, 2002, deferred merger costs consisted of amounts incurred to this party.

Another minority stockholder provided services to the Company at no cost in August of 2002. These services have been valued at $5 and are included in operating expenses with an offsetting credit to paid-in capital.

At December 31, 2003, promissory notes payable in the amount of $25 were outstanding from the acquisition of PHF, bearing an interest rate of 4.92%, payable February 2, 2004.

NOTE 12. CONVERTIBLE DEBENTURES

On December 20, 2002, the Company commenced a private offering of 379 units consisting of (i) a $1,000 convertible promissory note due December 31, 2003 with interest payable quarterly at a stated interest rate of 15% per annum and
(ii) a warrant to purchase shares of common stock, exercisable at $0.25 per share, for each $5.00 in principal of the promissory note issued in the unit. The holder has the right to convert the outstanding principal amount of the convertible promissory note (or any portion thereof), together with accrued interest thereon, into shares of the Company's common stock at a conversion price of $0.25 per share, subject to standard anti-dilution adjustments as specified in the note. The Company completed this offering on March 6, 2003.

Over the course of the offering, the Company's common stock was trading above the conversion price. This difference has resulted in the recognition of a beneficial conversion feature and, accordingly, a portion of the proceeds from each convertible note has been credited to additional paid-in capital. At December 31, 2002, the Company had issued $135 of units, including $25 for previously rendered legal services and allocated $95 and $6 to the beneficial conversion feature and warrants, respectively, with $34 remaining as principal. As a result of these two allocated principal amounts, the overall effective interest rate on these notes approximates 357%.

Cumulatively, the Company raised $354 in cash and paid $25 in legal services to its company counsel. The Company allocated $20, $321, and $38 of the proceeds to the warrants, beneficial conversion feature and debenture values, respectively. Based upon these allocations, the overall effective interest rate on this offering was approximately 1016%. At December 31, 2003, there were $379 outstanding under the promissory notes.

On December 31, 2003, holders of our 15% convertible notes agreed to amend the maturity date of the convertible notes to December 31, 2004. The convertible notes require payments of interest on March 31, 2004, June 30, 2004, September 30, 2004 and December 31, 2004.

NOTE 13. INCOME TAXES

The components of the Company's provision for income taxes for the years ended December 31, 2003 and 2002 and the period from inception (August 3, 2001) to December 31, 2001 are as follows:

                                 2003             2002           2001
                                -----            -----          -----
     Current:
          Federal               $(513)           $  --          $  --
          State                    65               --             --
                                -----            -----          -----
                                 (448)              --             --
                                -----            -----          -----

     Deferred:
          Federal               $ (95)              --             --
          State                   (12)              --             --
                                -----            -----          -----
                                 (107)              --             --
                                -----            -----          -----
                                                                -----
                                $(555)           $  --          $  --
                                =====            =====          =====

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 13. INCOME TAXES (continued)

Through December 31, 2002, the Company is considered to be in the development stage and has incurred losses since inception. Due to the uncertainty of future taxable income, no future tax benefits were recognized.

The components of the Company's net deferred tax assets as of December 31, 2003 and 2002 are as follows:

                                                    2003              2002
                                                    ----             -----
Deferred tax assets:
     Deferred salaries and benefits              $   756               682
     Operating loss carryforward                     810               219
     Reserves not currently deductible               192
     Deferred organization costs                     103                --
                                                 -------               ---
                                                   1,861               901
Deferred tax asset valuation allowance            (1,201)             (901)
                                                 -------               ---
Deferred tax asset, net of valuation
     Allowance                                       660                --

Deferred tax liabilities:
     Property and equipment                         (105)               --
                                                 -------               ---

Net Deferred tax asset                           $   555              $ --
                                                 =======               ===

The following reconciles the income tax expense computed at the federal statutory income tax rate to the provision for income taxes recorded in the income statement for the periods ended December 31, 2003:

                                                                        2003          2002          2001
                                                                      ------        ------        ------
      Income tax benefit at statutory federal rate                      35.0%         35.0%         35.0%
      State and local income tax benefit, net of federal benefit        (2.5)%         3.5%          3.5%
      Effect of non-deductible items                                    (3.1)%          --            --
      Valuation allowance                                               (1.0)%       (38.5%)       (38.5%)
                                                                      ------        ------        ------
      Effective benefit rate                                            28.4%            0%            0%
                                                                      ======        ======        ======

NOTE 14. STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK - The Company's certificate of incorporation authorizes a series of 5,000,000 shares of preferred stock with a par value of $0.0001 and with such rights, privileges and preferences, as the board of directors may determine. Through December 31, 2002, the Company had not issued any shares of preferred stock. (See Notes 1 and 11).

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


NOTE 14. STOCKHOLDERS' EQUITY (DEFICIT) (continued)

STOCK PURCHASE WARRANTS - As part of its convertible notes offering, the Company issued detachable warrants to purchase up to 75,800 shares of common stock at a rate of $0.25 per share. The warrants are exercisable at a rate of $0.25 per share for a period of three years.

COMMON STOCK - On August 3, 2001, the Company received subscriptions to purchase 1,120,000 shares of common stock for $0.001 per share from its founders. Such subscriptions were paid in 2002.

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

In May of 2002, the Company completed an offering of 10,783,486 shares of common stock for approximately $394 to private investors at $0.0365 per share. Approximately $9 of offering costs were charged against these proceeds. Also in May of 2002, as described in Note 1, the Company merged with PlanetRx.com. As a result, the shareholders of PlanetRx.com became

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


NOTE 14. STOCKHOLDERS' EQUITY (DEFICIT) (continued)

shareholders of the Company. At the time of the merger, these shareholders owned 6,173,403 shares. In accordance with standard accounting practices for reverse acquisitions, the shares owned and retained by the PlanetRX.com shareholders are treated as if they were newly issued by the Company to effect the merger.

In July 2002 the Company issued 458,725 shares of common stock valued at $0.10 per share, to certain consultants as consideration for their services and recorded $46 of non-cash compensation expense.

In November 2002, the Company issued 400,000 shares of common stock, valued at $0.09 per share, to a consultant as consideration for his services and recorded $36 of non-cash compensation expense.

STOCK OPTIONS - In December 2002, the Company's shareholders approved the 2002 Equity Participation Plan (the "2002 Plan"). The maximum number of shares of common stock that may be issued pursuant to options or as restricted stock granted under the 2002 Plan is one hundred million shares. The 2002 Plan authorizes the granting of stock options, restricted stock and stock bonuses to employees, officers, directors and consultants, independent contractors and advisors of the Company and its subsidiaries.

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2003 and 2002:

                                                     2003          2002
                                                     ----          ----
Expected life of option                                 4             4
Dividend yield                                         0%            0%
Volatility                                            37%          115%
Risk free interest rate                             2.89%         3.94%

The Company did not grant options during 2001. The weighted average fair value of options granted to employees during 2003 and 2002 was as follows:

                                                     2003             2002
                                                     ----             ----
Fair value of each option granted                 $     0.18       $      nil
Total number of options granted                   27,609,750       38,433,000
Total fair value of all options granted           $    4,852       $       83

Outstanding options, consisting of ten-year incentive options typically vest and become exercisable over a three-year period from the date of grant. The outstanding options expire ten

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


NOTE 14. STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

years from the date of grant or upon retirement from the Company, and their exercise is contingent upon continued employment during the applicable ten-year period.

A summary of the stock option grants outstanding as of December 31, 2003 and 2002 as well as changes during the years then ended is presented below:

                                                                        WEIGHTED
                                                                         AVERAGE
                                                      NUMBER OF         EXERCISE
                                                       OPTIONS            PRICE
      Outstanding at January 1, 2002                         --                --
      Granted                                        38,433,000       $      0.19
      Assumed in merger                                  18,750       $      2.12
      Exercised                                              --                --
      Forfeited                                              --                --
                                                    -----------       -----------

      Outstanding at December 31, 2002               38,451,750       $      0.19
      Granted                                        27,609,750       $      0.47
      Exercised                                              --                --
      Rescinded                                     (15,000,000)      $      0.26
      Forfeited                                     (10,322,750)      $      0.16
                                                    -----------       -----------

      Outstanding at December 31, 2003               40,738,750       $      0.37
                                                    ===========

      Options exercisable at December 31, 2003       11,882,416       $      0.25
                                                    ===========

The following table summarizes information about stock options outstanding at December 31, 2003:

                                                  12/31/03                           Remaining
                                                   Options           Options          Life In
     Exercise Price Range                        Outstanding       Exercisable         Years
     $0.09 - $0.10                                7,408,000         7,272,000           8.8
     $0.26                                        7,025,000         1,591,666           9.0
     $0.44 - $0.47                               18,287,000         2,000,000           9.6
     $0.52                                        8,000,000         1,000,000           9.5
     $2.12 *                                         18,750            18,750           6.8
                                                 ----------        ----------           ---
                                                 40,738,750        11,882,416
                                                 ==========        ==========

* Granted by predecessor issuer

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 15. COMMITMENTS AND CONTINGENCIES

OFF-BALANCE SHEET RISKS - The Company enters into commitments to extend credit in the normal course of business. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. One-to-four family residential properties, if funded, would collateralize the commitments. The Company evaluates each customer's creditworthiness and obtains appraisals to support the value of the underlying collateral. Also, external market forces affect the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements. The Company quotes interest rates to borrowers, which are generally subject to change by the Company. Although the Company typically honors such interest rate quotes, the quotes do not constitute interest rate locks, minimizing the potential interest rate risk exposure. The Company had no binding commitments to fund loans at December 31, 2003.

SUPERVISORY REGULATION - The Company's mortgage banking business is subject to the rules and regulations of the Department of Housing and Urban Development ("HUD") and various state and federal agencies with respect to originating, processing, and selling mortgage loans as a nonsupervised correspondent lender. Those rules and regulations require, among other things, that the Company maintain a minimum net worth of $63. As of December 31, 2003, the Company was in compliance with these requirements. The Company currently does not service loans for other investors or federal agencies.

MINIMUM OPERATING LEASE COMMITMENTS - The Company is party to real estate leases for its corporate headquarters and other wholesale locations as well as leases for certain office equipment. The Company pays taxes, insurance, other operating expenses, and general maintenance for all lease arrangements. Rent expense for the year ended December 31, 2003, totaled $733 of which $654 was for facilities and $79 for equipment. The minimum rental commitments for these leases are as follows:

         YEAR ENDING DECEMBER 31:
                   2004                          $   801
                   2005                              721
                   2006                              760
                   2007                              687
                   2008                              721
               Thereafter                          1,267
                                                 -------

                                                 $ 4,957
                                                 =======

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 15. COMMITMENTS AND CONTINGENCIES (Continued)

LETTER OF CREDIT - On October 1, 2003, PGNF entered into a letter of credit with a commercial bank in the amount of $100. At December 31, 2003, no amounts were outstanding under this letter of credit.

DEFERRED COMPENSATION - PGNF has a nonqualified deferred compensation plan for a former employee. This plan is non-funded and has the following future commitment:

         YEAR ENDING DECEMBER 31:
                   2004                             $ 169
                   2005                               154
                                                    -----

                                                    $ 323
                                                    =====

LITIGATION - In mid-2001, the Company, and certain of its former directors and officers were named as defendants in class action complaints alleging violations of the federal securities laws in the United States District Court for the Southern District of New York. In mid-2002, the complaints against the Company were consolidated into a single action.

The essence of the complaint is that in connection with the Company's initial public offering in October 1999 ("IPO"), the defendants issued and sold the Company's common stock pursuant to a registration statement which did not disclose to investors that certain underwriters in the offering had solicited and received excessive and undisclosed commissions from certain investors acquiring the Company's common stock in connection with the IPO. The complaint also alleges that the registration statement failed to disclose that the underwriters allocated Company shares in the IPO to customers of the underwriters in exchange for the customers' promises to purchase additional shares in the aftermarket at pre-determined prices above the IPO price. The action seeks damages in an unspecified amount.

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies that had initial public offerings of securities between 1997 and 2000 same time period.

The Company has approved a Memorandum of Understanding ("MOU") and related agreements which set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement contemplated by the MOU provides for a release of the Company and the individual defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters.

It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 15. COMMITMENTS AND CONTINGENCIES (Continued)

Company. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the Court. The Company cannot opine as to whether or when a settlement will occur or be finalized. Whether or not the settlement is ultimately approved, the Company believes the resolution of this matter will not have a material adverse effect on the Company.

The Company is also party to various legal proceedings arising out of the ordinary course of the Company's business. Management believes that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position and results of operations.

NOTE 16.          SEGMENT DATA

The Company provides a broad range of mortgage products through its wholesale and retail segments. Management measures the revenue streams of each of its lending segments separately. The table below provides revenue and expense data by business segment for the year ended December 31, 2003 (dollars in thousands):

                                               WHOLESALE      RETAIL        CORPORATE         TOTAL
                                              -----------  -----------   -------------  --------------
Revenues:
     Gain on sale of loans                      $ 6,245       $  985       $       -         $ 7,230
      Loan origination fees                           -        4,995               -           4,995
      Interest income                             1,566          114               -           1,680
                                              ----------   ----------     ----------         --------
          Total revenues                          7,811        6,094               -          13,905

Expenses:
      Salaries, benefits and related               3,190        4,145          1,096           8,431
      Loan production costs                          374          897              -           1,271
      General and administrative expenses          2,175        1,028          1,232           4,435
      Interest expense and other expenses          1,205          100            415           1,720
                                              ----------   ----------     ----------         --------
           Total expenses                          6,944        6,170          2,743          15,857
                                              ----------   ----------     ----------         --------

Operating income (loss)                          $   867      $  (76)       $ (2,743)       $ (1,952)
                                              ==========   ==========     ===========       =========

NOTE 17. INTEREST RATE SWAP AGREEMENT

PGNF has entered into an interest rate swap agreement related to a derivative product transaction with a commercial bank. The agreement requires the monthly payment of an amount based on the difference between the interest of the base agreement and LIBOR. PGNF has accrued the liability associated with the hedge transaction in the amount of $203 at

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 17. INTEREST RATE SWAP AGREEMENT (Continued)

December 31, 2003. The net effect on income before income taxes for 2003 was $46, which was comprised of $143 of realized loss on derivative and $97 of unrealized gain on derivative.

NOTE 18. RETIREMENT PLAN

PGNF has a retirement plan under Section 401(k) of the Internal Revenue Code that is for all eligible employees. The plan is funded with employee contributions and PGNF recognized no cost during the eleven months ended December 31, 2003.

NOTE 19. NON-RECURRING CHARGES

During 2003, the Company expensed certain amounts that were considered non-recurring, which included serverence and employment related expense of $240 and costs related to raising capital of $93.

NOTE 20. UNAUDITED QUARTERLY RESULTS

Set forth below is certain unaudited quarterly financial data for each of the Company's last eight quarters. The information has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present such quarterly information in accordance with generally accepted accounting principles. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

In connection with the audit of the Company's financial statements as of and for the year ended December 31, 2003, the Company recognized an income tax benefit on the Company's net operating loss. The Company had not recognized such a benefit in its previously reported quarterly information. In the table below, the Company has allocated this tax benefit to its previously reported quarterly information.

                          YEAR ENDED DECEMBER 31, 2003
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                 FIRST         SECOND        THIRD         FOURTH
                                QUARTER       QUARTER       QUARTER       QUARTER
                                -------       -------       -------       -------
Revenue                         $ 1,846       $ 4,314       $ 4,187       $ 3,558
Total operating expenses        $ 2,769       $ 4,595       $ 4,270       $ 4,223
Income tax benefit              $  (262)      $   (80)      $   (24)      $  (189)
Net loss                        $  (661)      $  (201)      $   (59)      $  (476)
Basic and diluted loss per
 share                          $ (0.01)      $ (0.00)      $ (0.00)      $ (0.00)

In connection with the audit of the Company's financial statements as of and for the year ended December 31, 2002, the Company discovered certain errors in previously reported quarterly periods during the prior two fiscal years. These errors, some of which overstated expenses and some of which understated expenses,

                          PARAGON FINANCIAL CORPORATION
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 20. UNAUDITED QUARTERLY RESULTS (Continued)

arose from the erroneous expensing of offering costs, the non-recognition of a financed insurance policy as well as non-recording or under-recording of certain costs and expenses which were paid for by the issuance of Company stock and/or common stock purchase options, and in one case, certain consulting services that were donated by a stockholder. These above adjustments have been made to the previously reported quarterly information. As restated for such adjustments, unaudited quarterly information for each of the quarters.

                          YEAR ENDED DECEMBER 31, 2002
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                       FIRST      SECOND     THIRD         FOURTH
                                      QUARTER     QUARTER    QUARTER      QUARTER
                                      -------     -------    -------      -------
Revenue                               $  --       $  --       $  --       $  --
Total operating expenses              $ 389       $ 432       $ 658       $ 863
Net loss                              $(389)      $(432)      $(658)      $(863)
Basic and diluted loss per share      $(0.01)     $(0.01)     $(0.01)     $(0.01)

NOTE 21. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                       2003          2002     2001
                                                                       ----          ----     ----
SUPPLEMENTAL CASH FLOW DATA:
    Interest income                                                  $ 1,649         $  5     $  -
                                                                    ========         ====     ====
    Cash interest paid                                               $ 1,674         $  -     $  -
                                                                    ========         ====     ====
    Income taxes paid                                                $    35         $  -     $  -
                                                                    ========         ====     ====

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Issuance of debentures for legal fees                            $    -          $(25)    $  -
                                                                    ========         ====     ====
    Liabilities assumed in reverse acquisition                       $    -          $ 72     $  -
                                                                    ========         ====     ====


ACQUISITIONS OF BUSINESSES, NET OF CASH ACQUIRED:
     Fair value of assets acquired                                  $ 26,931         $  -     $  -
     Goodwill                                                          8,636            -     $  -
     Liabilities assumed                                             (26,761)           -     $  -
     Note issued                                                      (1,800)           -     $  -
     Stock issued                                                     (7,203)           -     $  -
                                                                    --------         ----     ----
     Cash acquired in purchases of businesses                       $    197         $  -     $  -