Form 10-Q
period 2004-03-31
PARAGON FINANCIAL CORP
filed 2004-05-25
CIK 1089979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number 000-27437

PARAGON FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3227733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5000 Sawgrass Village Circle Ponte Vedra Beach, FL

(Address of principal executive offices and zip code)

(904) 285-0000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of the registrant’s common stock outstanding as of March 31, 2004: 116,396,478.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

(Dollars in thousands, except share data)

	2004	2003 *
ASSETS:
Cash and cash equivalents	$912	$552
Fees receivable	181	174
Mortgage loans receivable held-for-sale, net	13,716	23,245
Office property and equipment, net of accumulated depreciation of $344 and $285	1,072	1,153
Other notes and mortgages receivable	84	136
Available-for-sale securities	13	995
Goodwill	6,054	8,636
Prepaid and other assets	835	771

TOTAL ASSETS	$22,867	$35,662

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Warehouse lines of credit	$13,700	$22,711
Notes payable	1,629	1,846
Subordinated note payable – related party	668	776
Notes payable – related parties	25	25
Convertible debentures payable	379	379
Accounts payable	883	831
Accrued expenses – related parties	59	59
Accrued expenses – other	895	856
Derivative liability	175	203

Total liabilities	18,413	27,686

Stockholders’ equity:
Preferred stock: Issuable in series, $0.0001 par value; 5,000,000 shares authorized: Series E, $1,000 stated value; 2,459 and no shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value. 400,000,000 shares authorized: 116,396,478 shares issued and outstanding	11	11
Additional paid-in capital	11,779	11,779
Retained deficit	(7,315)	(3,964)
Unearned stock-based compensation	(21)	(52)
Accumulated other comprehensive income	—	202

Total stockholders’ equity	4,454	7,976

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,867	$35,662

*	Derived from audited consolidated financial statements filed in the Company’s 2003 Annual Report on Form 10-K.

See accompanying notes to consolidated financial statements.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Dollars in thousands, except share data)

	2004	2003
Revenue:
Gain on sale of loans	$1,441	$699
Loan origination fees	888	876
Interest, dividends, and other income	346	271

Total revenue	2,675	1,846

Expenses:
Salaries, commissions, benefits, and stock-based compensation	2,148	1,585
Loan production costs	208	247
General and administrative expenses	982	670
Impairment charge	2,582	—
Interest expense	293	259
Realized loss on derivative	40	25
Unrealized gain on derivative	(28)	(17)

Total expenses	6,225	2,769

Operating income	(3,550)	(923)

Other income	198	—

Net loss	$(3,352)	$(923)

Basic and diluted loss per share	$(0.03)	$(0.01)

Weighted average shares outstanding – basic and diluted	116,247	97,673

See accompanying notes to consolidated financial statements.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Dollars in thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,352)	$(923)

Adjustments to reconcile net loss to cash provided by operating activities:
Impairment charge	2,582	—
Depreciation	74	47
Gain on sale of assets	(198)	—
Provision for loan repurchases and premium recapture	42	36
Stock-based compensation	31	—
Funding of mortgage loans held-for-sale or as other notes and mortgages	(66,790)	(35,281)
Proceeds from sale of mortgage loans held-for-sale	76,330	45,828
Decrease in credit facility financing	(9,011)	(9,584)
Decrease in derivative liability	(28)	—
(Increases) decrease in other assets	16	(89)
Increases in other liabilities	5	(171)

Cash used by operating activities	(299)	(137)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(15)	(149)
Cash acquired in purchases of business	—	343
Proceeds from sale of assets	999	13
Purchases of marketable securities	—	(83)

Cash provided by investing activities	984	124

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of warrants	—	13
Proceeds from the issuance of debentures	—	231
Repayments of loans from related party	(108)	—
Repayments of promissory notes	(217)	(87)

Cash provided (used) by financing activities	(325)	157

Net increase in cash and cash equivalents	360	144

Cash and cash equivalents, beginning of period	552	91

Cash and cash equivalents, end of period	$912	$235

See accompanying notes to consolidated financial statements.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION – The accompanying condensed consolidated financial statements include the financial statements of our wholly-owned subsidiaries, PGNF Home Lending Corp. (formerly known as Mortgage Express, Inc. and referred to as “PGNF” in this Form 10-Q) and Paragon Homefunding, Inc. (referred to as “PHF” in this Form 10-Q). All material intercompany balances and transactions are eliminated in consolidation. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

BASIS OF PRESENTATION – The accompanying condensed consolidated financial statements of Paragon Financial Corporation and subsidiaries (sometimes referred to herein as “we”, “our” or the “Company”) are prepared in accordance with the Securities and Exchange Commission’s rules regarding interim financial statements, and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Reference is made to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. Certain previously reported amounts have been reclassified to conform to the current period’s presentation. Such reclassifications had no effect on net loss or stockholders’ equity.

THE COMPANY – Paragon Financial Corporation (the “Company”) was incorporated in Delaware on August 27, 1999 under the name PRx Holdings, Inc. and operated as an online healthcare destination for commerce, content, and community. The Company closed its online health store in March 2001. Shortly thereafter, the Company began the process of liquidating its online health store and seeking a merger partner as an alternative to complete liquidation.

Paragon Homefunding, Inc. (“Paragon Delaware”), a privately-held, development-stage company based in Ponte Vedra Beach, Florida, was incorporated in Delaware on August 3, 2001, for the purpose of entering the financial services market through acquisitions. On May 31, 2002, the Company merged with Paragon Delaware.

Pursuant to the merger, the Company merged with and into Paragon Delaware, and issued 55,560,616 shares of common stock to the Paragon Delaware’s stockholders constituting 90% of the total shares of the Company’s common stock outstanding immediately after the merger. As a result of the merger, Paragon Delaware also assumed approximately $72 of the Company’s accrued liabilities, principally for legal services.

For financial reporting purposes, the merger has been accounted for as a recapitalization of Paragon Delaware with Paragon Delaware viewed as the accounting acquiror in what is commonly called a reverse acquisition. Accordingly, the financial statements presented before the merger are those of Paragon Delaware.

ACQUISITIONS - On January 31, 2003, the Company completed its merger with PGNF Home Lending Corp. (“PGNF”) (f/k/a Mortgage Express, Inc.), and as a result of the merger, PGNF became a wholly-owned subsidiary. PGNF has been in the business of originating residential mortgage loans since 1998. Subject to the terms of the merger agreement, at closing, all of the outstanding shares of PGNF’s common stock converted into 52,329,735 shares of the Company’s common stock valued at $6.4 million (or approximately $0.122 per share), or approximately 45.5% of the then outstanding common stock after the consummation of the merger. Additionally, the Company issued a promissory note in the amount of $1.8 million to an entity wholly-owned by the sole shareholder of PGNF. The promissory note accrued interest at 4.92% and was payable on July 31, 2004. On March 26, 2003, the holder of this note agreed to convert the note and accrued interest into 1,800 shares of our Series E preferred stock with a face value of $1,000 per share, and a 4% stated dividend payable in cash or shares of common stock, at the Company’s option. This series of preferred stock does not provide for redemption and is non-voting.

On February 2, 2003 the Company completed its merger with Paragon Homefunding, Inc. (“PHF”). PHF has been in the business of originating residential mortgage loans since 1998. Subject to the terms of the merger agreement, at closing, all of the outstanding shares of PHF’s common stock converted into 1,224,000 of shares of the Company’s common stock valued at

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

$836 (approximately $0.6833 per share). Additionally, the Company issued promissory notes to the shareholders of PHF in the aggregate principal amount of $25. The promissory notes accrue interest at 4.92% and were payable on February 2, 2004. The former shareholders of PHF have agreed to extend the due date to June 30, 2004.

Both of these mergers were accounted for as acquisitions pursuant to SFAS No. 141, Accounting for Business Combinations (“SFAS 141”). Accordingly, the Company’s results of operations include the operating results of these companies from the effective date of these mergers, February 1, 2003.

FINANCIAL STATEMENT PRESENTATION - The consolidated financial statements and notes are representations of the Company’s management. The Company’s management is responsible for the integrity and objectivity of these financial statements. The Company prepares its financial statements using an unclassified balance sheet presentation as is customary in the mortgage banking industry.

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

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

CASH AND CASH EQUIVALENTS - For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less on their acquisition date to be cash equivalents. Cash and cash equivalents include cash on hand and funds held in checking, money market, and savings accounts.

FEES RECEIVABLE - Fees receivable consist of fees due on loans closed prior to the balance sheet date. Fees receivable are typically collected within 30 to 60 days.

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

ALLOWANCE FOR LOAN REPURCHASES AND PREMIUM RECAPTURE - The allowance for loan repurchases and premium recapture relates to expenses incurred due to the potential repurchase of loans or indemnification of losses based on alleged violations of representations and warranties which are customary to the mortgage banking industry. Provisions for losses are charged to gain on sale of loans and credited to the allowance. The allowance represents the Company’s estimate of the total losses expected to occur and is considered to be adequate by management based upon the Company’s evaluation of the potential exposure related to the loan sale agreements over the life of the associated loans sold. The Company has purchased insurance to cover third party broker fraud, which mitigates some of the risks.

OFFICE PROPERTY AND EQUIPMENT, NET - Office property and equipment, net, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the asset.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

GOODWILL - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill and other intangible assets are stated on the basis of cost. See also “Impairment” which follows.

IMPAIRMENT - Long-lived assets, including certain identifiable intangibles and goodwill, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable including, but not limited to, a deterioration of profits for a business segment that has long-lived assets, and when other changes occur which might impair recovery of long-lived assets.

Recently, the residential mortgage market began experiencing increasing interest rates. During this increase in mortgage rates, large competitors in the subprime wholesale business have held the coupon rate constant on home mortgages they offer. The Company has determined that it must maintain the interest rate charged on its loans at similar levels. This has eroded the margin the Company receives upon the subsequent sale of loans thereby significantly eroding the profitability of the Company’s PGNF subsidiary. These large competitors have distribution channels other than loan sales that are not currently available to the Company. Further, these competitors have significant amounts of capital to offset any lost profitability on loan sales. Given the amount of capital these large competitors have, management has viewed this reduction in profitability as other than temporary.

Based upon this, management has reviewed the Company’s long-lived assets and has taken an impairment charge of $2,582 in the three months ended March 31, 2004, to reduce the carrying value of PGNF to estimated realizable value. The method used to determine the existence of an impairment would be generally measured by discounting operating cash flows over the remaining useful lives of the related long-lived assets. Impairment is measured as the difference between fair value and unamortized cost at the date impairment is determined.

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

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

INCOME TAXES - The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under the asset and liability method specified thereunder, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred tax liabilities are offset by deferred tax assets relating to net operating loss carryforwards and deductible temporary differences.

ADVERTISING - The Company’s advertising costs are expensed as incurred.

RECLASSIFICATIONS - Certain reclassifications have been made to the 2003 financial statements in order to conform to the presentation adopted for 2004. These reclassifications had no effect on net income or retained earnings.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Financial instruments of the Company consist of cash and cash equivalents, receivables for fees, mortgage loans, notes receivable, securities, accounts payable, notes payable, convertible debentures payable, warehouse lines of credit, and derivatives. The carrying amount of financial instruments approximates fair value.

CONCENTRATIONS OF RISKS - The Company is required by Statement of Financial Accounting Standards No. 105 to disclose concentrations of credit risk regardless of the degree of such risk. The Company’s operations are concentrated in single-family first mortgage residential real estate market. The Company operates in a heavily regulated environment. The operations of the Company are subject to changes in laws, administrative directives and rules and regulations of federal, state, and local governments and regulatory agencies. Such changes may occur with little notice of time for compliance. Further, the Company performs credit evaluations of its customers’ financial condition, performs its operations under contracts and requires deposits when deemed necessary. Historically, the Company has not incurred any significant credit losses.

The Company’s ability to continue to originate loans is dependent, in part, upon the ability to sell loans in the secondary market in order to generate cash proceeds for new originations. The value of and market for our loans is dependent upon a number of factors, including general economic conditions, interest rates, and governmental regulations. Adverse changes in such factors may affect the Company’s ability to sell loans for acceptable prices within reasonable periods of time.

The Company maintains its cash in bank deposit accounts at high credit-quality financial institutions. At times during the period ended March 31, 2004, the Company’s cash balances exceeded the federally-insured limit. Management believes this policy will not adversely affect the Company.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK-BASED COMPENSATION – The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). APB 25 provides that compensation expense relative to the Company’s employee stock options is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Under SFAS 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), which amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company will continue to report stock based compensation under APB 25 but has adopted the interim reporting requirements of SFAS 148.

As of March 31, 2004, there were stock options outstanding for the purchase of 44,573,750 shares of the Company’s common stock. There were 3,835,000 stock options granted and none forfeited during the quarter ended March 31, 2004. The following table shows the pro forma net loss as if the fair value method of SFAS No. 123 had been used to account for stock-based compensation expense for the three months ended March 31, 2004 and 2003 (dollars in thousands, except per share amounts):

	2004	2003
Net loss, as reported	$(3,352)	$(923)
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	697	324

Pro forma net loss	$(4,049)	$(1,247)

Net loss per share:
Basic and diluted, as reported	$(0.03)	$(0.01)

Pro forma basic and diluted	$(0.03)	$(0.01)

RECENT ACCOUNTING PRONOUNCEMENT – In December 2003, the FASB revised FASB Interpretation No. 46 (originally issued in January 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. This Interpretation became effective January 1, 2004, for special-purpose entities. The Company currently has no entities considered to be special-purpose entities. The Company will be required to apply FIN 46R to all other entities subject to this Interpretation no later than the end of the first reporting period that ends after December 15, 2004.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

For any variable interest entities (VIEs) that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements.

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 includes loans acquired in purchase business combinations, but does not apply to loans originated by the entity. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, although earlier adoption is encouraged. The adoption of this new statement of position is not expected to have a material impact on the consolidated financial position or results of operations of the Company.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 2. GOING CONCERN

As shown in the accompanying unaudited consolidated financial statements, the Company incurred net losses of $3,352 in the three months ended March 31, 2004, and cumulative losses of $7,315. At March 31, 2004, stockholders’ equity was $4,454 due primarily to the issuance of equity securities as a result of the acquisitions of PGNF and PHF, which resulted in recognition of $6,054, net of impairment of $2,582, in goodwill. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued existence depends on a number of factors, including but not limited to, the ability to fund loans, to sell the funded loans, to secure adequate sources of capital and to locate and fund acquisitions of suitable companies. However, there can be no assurance that the Company will be able to continue as a going concern.

As explained in Note 8 – Warehouse Lines of Credit, the Company was in violation of certain covenants under its warehouse credit facilities and its agreements with investors that purchase its loans. Management is seeking waivers of these covenant violations from its lenders and investors; however, there is no assurance that one or more of the lenders or investors will not terminate their agreements prior to maturity, or that additional credits lines will be negotiated when existing lines terminate or additional investors will be found to purchase its loans. Either occurrence would adversely affect the Company’s wholesale operations.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of mortgage loans receivable held-for-sale, at the lower of cost or market at March 31, 2004 and December 31, 2003, follows:

	2004	2003
Mortgage loans receivable held-for-sale	$14,005	$23,452
Allowance for loan repurchases and premium recapture	(526)	(484)
Net deferred origination costs	237	277

	$13,716	$23,245

The Company has entered into loan sale agreements with investors in the normal course of business that include representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold or to reimburse investors for losses incurred. In the opinion of management, the potential exposure related to the Company’s loan sale agreements is adequately provided for in the allowance for loan repurchases and premium recapture. The activity in the allowance for loan repurchases and premium recapture for the three months ended March 31, 2004, follows:

Beginning balance, January 1, 2004	$484
Provision charged to operations	144
Losses charged against reserve	(102)

Ending balance, March 31, 2004	$526

During the three months ended March 31, 2004, mortgage loans held-for-sale on which the accrual of interest had been discontinued were not material.

NOTE 4. OFFICE PROPERTY AND EQUIPMENT

Office property and equipment as of March 31, 2004 and December 31, 2003 are summarized as follows:

	2004	2003
Furniture and fixtures	$107	$107
Vehicles	19	19
Leasehold improvements	170	170
Office equipment	1,120	1,142

	1,416	1,438
Accumulated depreciation	(344)	(285)

	1,072	$1,153

Depreciation expense for the three months ended March 31, 2004 and 2003 was $74 and $47, respectively.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 5. AVAILABLE-FOR-SALE SECURITIES

The Company has investments in certain marketable securities and partnership interests. During the first quarter of 2004, the Company sold substantially all of its investments, which yielded a gain on the sale of securities of $203. At March 31, 2004, the Company’s investments in a partnership totaled $13.

NOTE 6. GOODWILL

Goodwill represents the excess of the merger consideration over the fair value of the net assets of PGNF and PHF on January 31, 2003. A summary of goodwill recognized follows:

PGNF - Consideration for the merger was $8,270 consisting of $6,367 in shares of the Company’s common stock (52,329,735 shares at approximately $0.1217 per share), $1,800 in a promissory note issued by the Company, and $103 in costs associated with the merger. At the time of the merger, the fair value of the net assets of PGNF was $456. During the first quarter of 2004, the Company has subsequently recorded an impairment charge of $2,582 associated with this acquisition.	$5,232

PHF - Consideration for the merger was $876 consisting of $836 in shares of the Company’s common stock (1,224,000 shares at approximately $0.6833 per share), $25 in a promissory note issued by the Company, and $15 in costs associated with the merger. At the time of the merger, the fair value of the net assets of PHF was $54.	822

$6,054

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 7. PREPAID AND OTHER ASSETS

Other assets at March 31, 2004 and December 31, 2003:

	2004	2003
Prepaid expenses	$131	$185
Deferred income tax assets	637	555
Security deposits and other	67	31

	$835	$771

NOTE 8. WAREHOUSE LINES OF CREDIT

The Company has mortgage warehouse facilities with commercial banks of $30 million in the aggregate. These warehouse credit facilities are used to fund mortgage loans, are collateralized by the mortgage loans funded, and do not require material compensating balances. warehouse lines of credit consisted of the following at March 31, 2004:

$5 million mortgage warehouse credit facility at a commercial bank; interest at greater of LIBOR or Fed Funds plus 4%. This credit facility expires on June 30, 2004.	$4,382
$5 million mortgage warehouse credit facility at a commercial bank; interest at Prime plus 1.5%. This credit facility expires on July 31, 2004.	3,381
$5 million mortgage warehouse credit facility at a commercial bank; interest at Prime plus 0.5%. This credit facility expires on June 30, 2004.	530
$15 million mortgage warehouse credit facility at a commercial bank; interest at Prime plus 1%. This credit facility expires February 28, 2005.	5,407

$13,700

The Company’s warehouse lines contain provisions whereby the lender can unilaterally terminate the agreement without cause with certain notice requirements. Also, certain restrictive financial and other covenants exist that require the Company to, among other requirements, restrict dividends, maintain certain levels of net worth, liquidity, available borrowing capacity, and debt-to-net worth ratios and to comply with regulatory and investor requirements. At March 31, 2004, the Company was in violation of certain of these restrictive covenants. Management is seeking waivers of these covenant violations from lenders; however, there is no assurance that one or more of the lenders will not terminate their agreements prior to maturity, or that additional lines will be negotiated when existing lines terminate. Either occurrence would adversely affect the Company’s wholesale operations.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 9. SEGMENT DATA

The Company provides a broad range of mortgage products through its wholesale and retail segments. Management measures the revenue streams of each of its lending segments separately. The table below provides revenue and expense data by business segment for the three months ended March 31, 2004 and 2003 (dollars in thousands):

2004
	Wholesale	Retail	Corporate	Total
Revenues:
Gain on sale of loans	$1,262	$179	$—	$1,441
Loan origination fees	—	888	—	888
Interest income	327	19	—	346

Total revenues	1,589	1,086	—	2,675

Expenses:
Salaries, benefits and related	916	917	315	2,148
Loan production costs	94	114	—	208
General, administrative, and other expenses	550	257	187	994
Interest expense	259	16	18	293

Total expenses	1,819	1,304	520	3,643

Segment income (loss)	(230)	(218)	(520)	(968)
Impairment charge	—	—	2,582	2,582

Operating income	$(230)	$(218)	$(3,102)	$(3,550)

2003
	Wholesale	Retail	Corporate	Total
Revenues:
Gain on sale of loans	$699	$—	$—	$699
Loan origination fees	—	876	—	876
Interest income	262	9	—	271

Total revenues	961	885	—	1,846

Expenses:
Salaries, benefits and related	726	681	178	1,585
Loan production costs	80	167	—	247
General administrative, and other expenses	334	168	176	678
Interest expense	137	13	109	259

Total expenses	1,277	1,029	463	2,769

Operating income (loss)	$(316)	$(144)	$(463)	$(923)

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 10. COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Risks - The Company enters into commitments to extend credit in the normal course of business. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. One-to-four family residential properties, if funded, would collateralize the commitments. The Company evaluates each customer’s creditworthiness and obtains appraisals to support the value of the underlying collateral. Also, external market forces affect the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements. The Company quotes interest rates to borrowers, which are generally subject to change by the Company. Although the Company typically honors such interest rate quotes, the quotes do not constitute interest rate locks, minimizing the potential interest rate risk exposure. The Company had no binding commitments to fund loans at March 31, 2004.

Supervisory Regulation - The Company’s mortgage banking business is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”) and various state and federal agencies with respect to originating, processing, and selling mortgage loans as a nonsupervised correspondent lender. Those rules and regulations require, among other things, that the Company maintain a minimum net worth. As of March 31, 2004, the Company was not in compliance with these requirements. The Company currently does not service loans for other investors or federal agencies.

Minimum Operating Lease Commitments - The Company is party to real estate leases for its corporate headquarters and other wholesale locations as well as leases for certain office equipment. The Company pays taxes, insurance, other operating expenses, and general maintenance for all lease arrangements.

Letter Of Credit - On October 1, 2003, PGNF entered into a letter of credit with a commercial bank in the amount of $100. At March 31, 2004, no amounts were outstanding under this letter of credit.

Deferred Compensation - PGNF has a nonqualified deferred compensation plan for a former employee. This plan is non-funded.

Litigation - In mid-2001, the Company, and certain of its former directors and officers were named as defendants in class action complaints alleging violations of the federal securities laws in the United States District Court for the Southern District of New York. In mid-2002, the complaints against the Company were consolidated into a single action.

The essence of the complaint is that in connection with the Company’s initial public offering in October 1999 (“IPO”), the defendants issued and sold the Company’s common stock pursuant to a registration statement which did not disclose to investors that certain underwriters in the

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

offering had solicited and received excessive and undisclosed commissions from certain investors acquiring the Company’s common stock in connection with the IPO. The complaint also alleges that the registration statement failed to disclose that the underwriters allocated Company shares in the IPO to customers of the underwriters in exchange for the customers’ promises to purchase additional shares in the aftermarket at pre-determined prices above the IPO price. The action seeks damages in an unspecified amount.

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies that had initial public offerings of securities between 1997 and 2000 same time period.

The Company has approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement contemplated by the MOU provides for a release of the Company and the individual defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters.

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

The Company is also party to various legal proceedings arising out of the ordinary course of the Company’s business. Management believes that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

NOTE 11. SUPPLEMENTAL CASH FLOW INFORMATION

	2004	2003
Supplemental Cash Flow Data:
Interest income	346	271
Cash interest paid	293	164
Income taxes paid	38	—

Acquisition of Businesses:
Fair value of assets acquired	$—	$26,931
Goodwill	$—	$8,636
Liabilities assumed	$—	$(26,761)
Note issued	$—	$(1,800)
Stock issued	$—	$(7,203)
Cash acquired in purchases of businesses	$—	$197

NOTE 12. COMPREHENSIVE INCOME

The components of comprehensive income (loss) for the three months ended March 31, 2004 and 2003 are listed below (dollars in thousands):

	2004	2003

Net loss as reported	$(3,352)	$(923)

Other comprehensive income (loss)
Unrealized holding gains (losses) on securities arising during the period	1	(1)
Reclassification adjustment for gains realized in income	(203)	—

Net unrealized holding gains (losses) on securities arising during the period	(202)	(1)

Total comprehensive income (loss)	$(3,554)	$(924)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Information

Certain information contained in this Report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “explore,” “consider,” “anticipate,” “intend,” “could,” “estimate,” “annualized,” “plan,” or “continue” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to the risks and uncertainties associated with:

•	our ability to raise capital necessary to sustain our operations and to implement our business plan,

•	our ability to obtain regulatory permits and approvals to continue operating in the financial services area,

•	our ability to identify and complete acquisitions and successfully integrate the businesses we acquire, if any,

•	changes in the real estate market, interest rates, or the general economy of the markets in which we operate,

•	our ability to employ and retain qualified management and employees,

•	changes in government regulations that are applicable to our businesses,

•	general volatility of the capital markets and the maintenance of a market for our shares,

•	changes in the demand for our services,

•	the degree and nature of our competition,

•	our ability to generate sufficient cash to pay our creditors, and

•	disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of

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

The mortgage banking industry is generally subject to seasonal trends, and loan origination volumes in our industry have historically fluctuated from year to year and are affected by such external factors as home values, the level of consumer debt and the overall condition of the economy. In addition, the premiums we receive from the secondary market for our loans have fluctuated, influenced by the overall condition of the economy and, more importantly, the interest rate environment. As a consequence, the business of originating and selling loans is cyclical.

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

In March, the residential mortgage market began experiencing an increase in interest rates. While the general market for interest rates increased, 2004 large competitors in the subprime wholesale business have held the coupon rates on home mortgages they offer constant. This has eroded the margin the Company receives on the subsequent sale of loans thereby significantly eroding the profitability of our wholesale operations.

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

Interest Income and Interest Expense

We typically hold our mortgage loans held-for-sale for a period of 30 to 45 days before they are sold in the secondary market. During that time, we earn the coupon rate of interest paid by the borrower, and we pay interest to the lenders that provide our warehouse credit facilities. During the three months ended March 31, 2004, the difference between these interest rates was typically in excess of 2%. During the three months ended March 31, 2004, the difference between the interest rate on our mortgage loans and the interest rate on our warehouse facilities was typically in excess of 2%. The interest rate on our warehouse facilities have not been impacted by the general market increase in interest rates as they are primarily based on rates which have not increased during this period.

Loan Origination Costs

We also measure and monitor the cost to originate our loans. Such costs include the points and fees we may pay to brokers, net of fees we receive from borrowers, plus our operating expenses associated with the origination business.

Loan Originations

As of March 31, 2004, our wholesale division originated loans through our office in Westmont, Illinois, and our retail division originated loans through our locations in Westmont, Illinois and Orlando, Florida.

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

Impairment of Goodwill

Long-lived assets, including certain identifiable intangibles and goodwill, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable including, but not limited to, a deterioration of profits for a business segment that has long-lived assets, and when other changes occur which might impair recovery of long-lived assets. We test impairment on an annual basis or more frequently if circumstances indicate a potential impairment. At the beginning of 2004, management believed that the projected operating results of the Company’s subsidiaries would validate the amount of goodwill on the financial statements.

As discussed elsewhere in this Form 10-Q, in March 2004, management observed deteriorations in the marketplace for loan sales as a result of the general increase in interest rates. These movements were thought to be temporary. This deterioration has continued into May, and given competitive pressures within the residential mortgage market, may continue for an extended period of time adversely impacting the profitability of our wholesale operations.

Based upon the view that these changes, management determined that an interim impairment test was necessary. Based upon its review of the Company’s long-lived assets, management determined that impairment has occurred and recorded an impairment charge of $2,582 in the three months ended March 31, 2004 to reduce the carrying value of the PGNF to estimated realizable value. The method used to determine the existence of an impairment would be generally measured by discounting operating cash flows over the remaining useful lives of the related long-lived assets. Impairment is measured as the difference between fair value and unamortized cost at the date impairment is determined.

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

Results of Operations

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

The discussion below should be read in conjunction with the Paragon Financial Corporation and Subsidiaries (the “Company”, “we”, “our” or “us”) Unaudited Condensed Consolidated Financial Statements and Notes appearing elsewhere in this report. The results of operations for PGNF and PHF are included since February 1, 2003, the effective date of our mergers with them.

Loan originations. We originated $104,167 in loans for the three months ended March 31, 2004 compared to $85,896 for the three months ended March 31, 2003. The increase in our loan originations was due to our acquisitions of PGNF and PHF in 2003 being effective February 1, 2003 and included in our operating results only for two months in period ended March 31, 2003. Wholesale loan originations were $63,063, or 60.5%, of total originations for the three months ended March 31, 2004 compared to $35,281, or 41.1%, of total originations for the three months ended March 31, 2003. Retail loan originations were $41,104, or 39.5%, of total originations for the three months ended March 31, 2004 compared to $50,615, or 58.9%, of total originations for the three months ended March 31, 2003.

Loan sales. We sold loans totaling $76,834 and $43,475 for the three months ended March 31, 2004 and 2003, respectively. The increase in loan sales for the three months ended March 31, 2004 compared to 2003 was primarily due to the effective date of our acquisition of PGNF being February 1, 2003 and included in our operating results only for two months in period ended March 31, 2003.

Revenues

Gain on sale. Gain on sale of loans increased $742, or 106.2%, to $1,441 for the three months ended March 31, 2004 compared to $699 for the three months ended March 31, 2003. This increase was due to the effective date of our acquisition of PGNF, February 1, 2003, and it being included in our operating results only for two months in period ended March 31, 2003.

Loan origination fees. Loan origination fees increased $12, or 1.4%, to $888 for the three months ended March 31, 2004 compared to $876 for the three months ended March 31, 2003. This increase was due to the effective dates of our acquisitions of PGNF and PHF, February 1, 2003, and their being included in our operating results only for two months in period ended March 31, 2003. These fees represent points and other fees charged on mortgage loans originated by our retail channel. Expressed as a percentage of retail loan origination volume, origination fees were 2.16% and 1.73% of retail loan originations for the three months ended March 31, 2004 and 2003, respectively.

Interest income. For the three months ended March 31, 2004, interest income increased $75, or 27.7%, to $346 compared to $271 for the three months ended March 31, 2003. This increase was due to the effective date of our acquisition of PGNF, February 1, 2003, and it being included in our operating results only for two months in period ended March 31, 2003.The interest income relates primarily to the interest income we earn on the mortgage loans funded prior to their sale in the secondary market.

Operating Expenses

Salaries, commissions and benefits. Salaries, commissions and benefits increased $563, or 35.5%, to $2,148 for the three months ended March 31, 2004 compared to $1,585 for the three months ended March 31, 2003. This increase was due primarily to the effective dates of our acquisitions of PGNF and PHF, February 1, 2003, and their being included in our operating results only for two months in period ended March 31, 2003.

Loan production costs. Loan production costs decreased $39, or 15.8%, to $208 for the three months ended March 31, 2004 compared to $247 for the three months ended March 31, 2003. This decrease was due primarily to a reduction in our retail origination volume at PGNF and our closing a higher percentage of the loan applications at PGNF in the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

General and administrative expenses. General and administrative expenses increased $312, or 46.6%, to $982 for the three months ended March 31, 2004 compared to $670 for the three months ended March 31, 2003. This increase was due primarily to the effective dates of our acquisitions of PGNF and PHF, February 1, 2003, and their being included in our operating results only for two months in period ended March 31, 2003.

Impairment charge. The impairment charge of $2,582 reflects management’s assessment that the reduction in profits at our PGNF subsidiary is other than temporary.

Interest expense. Interest expense increased $34, or 13.1%, to $293 for the three months ended March 31, 2004 compared to $259 for the three months ended March 31, 2003. This increase was due primarily to the effective dates of our acquisitions of PGNF and PHF, February 1, 2003, and their being included in our operating results only for two months in period ended March 31, 2003.

Realized loss on derivative. The realized loss on derivative increased $15, or 60%, to $40 for the three months ended March 31, 2004 compared to $25 in the three months ended March 31, 2003. This increase was due primarily to the effective dates of our acquisitions of PGNF and PHF, February 1, 2003, and their being included in our operating results only for two months in period ended March 31, 2003.

Unrealized gain on derivative. The unrealized gain on derivative increased $11, or 64.7%, to $28 for the three months ended March 31, 2004 compared to $17 for the three months ended March 31, 2003. This increase was due primarily to the effective dates of our acquisitions of PGNF and PHF, February 1, 2003, and their being included in our operating results only for two months in period ended March 31, 2003.

Operating loss. The operating loss increased by $2,627, or 284.6%, to $3,550 for the three months ended March 31, 2004 compared to $923 for the three months ended March 31, 2003. This decrease was due primarily to factors discussed above.

Other income. Other income was $198 for the three months ended March 31, 2004. This other income relates to the realization of a gain on the sale of marketable securities. There was no other income for the three months ended March 31, 2003.

Net loss. The net loss increased $2,429, or 263.2%, to $3,352 for the three months ended March 31, 2004 compared to $923 for the three months ended March 31, 2003. This increase was primarily due to the factors discussed above.

Liquidity and Capital Resources

Our primary sources of liquidity are:

•	borrowings under revolving warehouse facilities and other lines of credit,

•	sale of mortgage loans and related servicing rights, and

•	fees earned from originating retail mortgage loans.

Our operations require continued access to short-term and long-term sources of cash. Our primary operating cash requirements include:

•	funding of mortgage loan originations prior to their sale,

•	fees and expenses incurred in connection with the sale of loans,

•	ongoing administrative, operating, and tax expenses, and

•	interest and principal payments under our revolving warehouse facilities and other existing indebtedness.

We had cash and cash equivalents of approximately $912 at March 31, 2004.

The Sale of Mortgage Loans. As a fundamental part of our business and financing strategy, we sell mortgage loans to third party investors in the secondary markets as market conditions allow. Generally, we seek to dispose of all of our loan production within 30 to 45 days. We apply the net proceeds of the loan sales to pay down our warehouse facilities in order to make capacity available for future funding of mortgage loans. We sell the loans under agreements with third party investors. These agreements are standard for the industry and contain indemnification provisions requiring the repurchase of loans under certain circumstances. In addition, these agreements have certain financial covenants related to the maintenance of tangible net worth. We are currently in violation of certain financial covenants under these agreements and are seeking waivers from these investors. No assurances can be made that we will be successful in our efforts to obtain waivers from these investors or that the investors will continue to purchase our loans. Our ability to sell loans in the secondary market on acceptable terms is essential for the continuation of our wholesale loan origination operations and our ability to continue as a going concern.

Warehouse Credit Facilities. We rely on our revolving warehouse facilities to originate mortgage loans and hold them prior to sale. At March 31, 2004, we had committed revolving warehouse facilities in the amount of $30 million (subject to certain lender restrictions on the aggregate extensions to all warehouse lenders). Generally, our revolving warehouse facilities have 364-day terms and are renewed on an annual basis. No assurances can be made that we will be successful in our efforts to continue to renew our warehouse facilities upon their expiration.

Certain of our warehouse facility lenders advance less than 100% of the principal balance of the mortgage loans, requiring us to use working capital to fund the remaining portion of the principal balance of the mortgage loans. All of the our revolving warehouse facilities contain provisions requiring we meet certain periodic financial covenants, which establish, among other things, liquidity, stockholders’ equity, leverage, and net income levels.

At March 31, 2004, we were in violation of certain financial covenants under our warehouse credit facilities related principally to the maintenance of tangible net worth. We are currently seeking waivers of these financial covenants with our lenders. If we are unable to meet these financial covenants going forward, and are unable to obtain subsequent amendments or waivers, if required, or for any other reason are unable to maintain existing warehouse lines or renew them when they expire, we would have to cease our wholesale operations which would jeopardize our ability to continue to operate as a going concern.

Other Credit Facilities. On June 13, 2003, we entered into a revolving line of credit with a commercial bank in the amount of $250. This revolving line of credit has an interest rate of prime, is secured by a general lien on our assets, is guaranteed by our subsidiaries, and requires monthly interest payments. This line of credit is due on demand. Currently, we have drawn $245 on this line of credit.

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

While we monitor interest rates and may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that our results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. There were no open hedging positions at March 31, 2004.

Item 4.	Control and Procedures.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we become involved in a variety of mortgage lending related claims and other matters incidental to its business in addition to the matters described above. In our opinion, the resolution of any of these matters is not expected to have a material adverse effect on our consolidated financial position and results of operations.

Item 2.	Changes in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

See Note 8 to the Condensed Consolidated Financial Statements.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits: The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.

(b)	Reports on Form 8-K.

We filed a Current Report on Form 8-K for an event dated February 2, 2004, in which we issued a press release announcing that the holders of the Company’s outstanding Convertible Notes agreed to amend the maturity date of the Convertible Notes to December 31, 2004.

EXHIBIT NO. DESCRIPTION

Exhibit Number

2.1	Agreement and Plan of Merger dated as of October 14, 2002 among PlanetRx.com, Inc. (n/k/a Paragon Financial Corporation), Paragon Homefunding, Inc. a Delaware Corporation and Mortgage Express, Inc. (n/k/a PGNF Home Lending Corp., et al (the “Mortgage Express Plan of Merger”).**

2.2	Amendment No. 1 to the Mortgage Express Plan of Merger.***

2.3	Agreement and Plan of Merger dated December 9, 2002 among PlanetRx.com, Inc. (n/k/a Paragon Financial Corporation), Paragon Acquisition Corp. II, Paragon Homefunding, Inc., a Florida corporation, et al. (the “Paragon Homefunding Plan of Merger”).***

2.4	Amendment No. 1 to the Paragon Homefunding Florida Plan of Merger.***

3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 6, 1999.****

3.2	Certificate of Amendment of the Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 13, 2000.****

3.3	Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 30, 2002.****

3.4	Certificate of Amendment of the Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 26, 2002.****

3.5	Certificate of Designations of Series E Preferred Stock.*****

3.6	Amended and Restated By-laws.****

4.1	Form of convertible promissory note.****

10.1	Amended and Restated Employment Agreement, dated as of September 1, 2002 by and between PlanetRx.com, Inc. (now known as Paragon Financial Corporation) and Paul Danner.****

10.2	Employment Agreement, dated as of September 4, 2002 by and between PlanetRx.com, Inc. (now known as Paragon Financial Corporation) and Steven A. Burleson.****

10.3	Employment Agreement, dated as of January 31, 2003 by and between Paragon Financial Corporation and Philip Lagori. ****

10.4	Employment Agreement, dated as of December 30, 2002 by and between Paragon Financial Corporation and Scott Vining.****

10.5	Lease dated January 1, 2003 between Ponte Vedra Management Group, Ltd. and Paragon Financial Corporation.****

10.6	Lease dated September 1, 2000 between 820 West Lake, LLC and Mortgage Express, Inc. (n/k/a PGNF Home Lending Corp.).****

10.7	Employment Agreement, dated October 16, 2003, by and between Paragon Financial Corporation and George O. Deehan*****

10.8	Employment Agreement, dated June 17, 2003, by and between Paragon Financial Corporation and Joseph P. Bryant, Jr.*****

10.9	Employment Agreement, dated May 6, 2003, by and between Paragon Financial Corporation and Steven L. Barnett.*****

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 1, 2004*

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 1, 2004*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 1, 2004*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 1, 2004*

*	Filed herewith

+	Incorporated herein by reference

@	This Exhibit represents a management contract

**	This exhibit represents a compensatory plan

***	Filed as an exhibit to Paragon’s Current Report on Form 8 for an event dated January 31, 2003

****	Filed as an exhibit to Paragon’s Annual Report on Form 10-K for the year ended December 31, 2002

*****	Filed as an exhibit to Paragon’s Quarterly Reportfor the period ended March 31, 2003, as amended

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON FINANCIAL CORPORATION

BY:

/s/ GEORGE O. DEEHAN
George O. Deehan
President, Chief Executive Officer and Director
Dated: May 25, 2004

/s/ SCOTT L. VINING
Scott L. Vining
Chief Financial Officer
Dated: May 25, 2004