Form 10-Q
period 2004-06-30
PARAGON FINANCIAL CORP
filed 2004-08-24
CIK 1089979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number 000-27437

PARAGON FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3227733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5000 Sawgrass Village Circle, 3rd Floor, Ponte Vedra Beach, FL 32082

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

The total number of shares of the registrant’s common stock outstanding as of August 16, 2004: 64,066,743.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2004 AND DECEMBER 31, 2003

(Dollars in thousands, except share data)

	2004	2003 *
ASSETS
Current assets:
Cash and cash equivalents	$152	$70
Fees receivable	84	80
Prepaid and other current assets	19	37

Total current assets	255	187

Office property and equipment, net of accumulated depreciation of $49 and $27	112	132
Goodwill	822	822
Other assets	478	475
Assets of discontinued operations	—	34,046

TOTAL ASSETS	$1,667	$35,662

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term debt	245	245
Notes payable	23	20
Notes payable – related parties	25	25
Convertible debentures payable	379	379
Accounts payable	465	290
Accrued expenses – related parties	59	59
Accrued expenses – other	361	514

Total current liabilities	1,557	1,532

Long-term debt:
Liabilities to formerly related parties, less current portion	1,531	—
Liabilities of discontinued operations		26,154

Total liabilities	3,088	27,686

Stockholders’ deficit:
Preferred stock: Issuable in series, $0.0001 par value; 5,000,000 shares authorized: Series E, $1,000 stated value; 659 and 2,459 shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value. 400,000,000 shares authorized: 64,066,743 and 116,396,478 shares issued and outstanding	5	11
Additional paid-in capital	6,861	11,779
Retained deficit	(8,287)	(3,964)
Cumulative comprehensive income	—	202
Unearned stock-based compensation	—	(52)

Total stockholders’ deficit	(1,421)	7,976

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,667	$35,662

*	Derived from audited consolidated financial statements filed in the Company’s 2003 Annual Report on Form 10-K.

See accompanying notes to condensed consolidated financial statements.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
Revenue:
Loan origination fees	$637	$545	$1,219	$815
Interest, dividends, and other income	—	—	—	—

Total revenue	637	545	1,219	815

Expenses:
Salaries, commissions, benefits, and stock-based compensation	571	466	1,369	993
Loan production costs	38	48	47	59
General and administrative expenses	207	558	443	591

Total expenses	816	1,072	1,859	1,643

Operating loss	(179)	(527)	(640)	(828)
Interest expense, net	25	100	43	209
Loss on disposal of segment (Note 2)	102	—	102	—

Loss from continuing operations	(306)	(627)	(785)	(1,037)

Discontinued operations (Note 2): (Loss) income from discontinued operations before provision (benefit) for income taxes	(666)	346	(3,538)	(167)

Net loss	$(972)	$(281)	$(4,323)	$(1,204)

Net Income Per Common Share - Basic and Diluted:

Loss from continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.01)

(Loss) income from discontinued operations	$(0.01)	$0.00	$(0.03)	$(0.00)

Basic earnings per share	$(0.01)	$(0.00)	$(0.04)	$(0.01)

Weighted average shares outstanding – basic and diluted	99,037	116,146	107,642	106,961

See accompanying notes to condensed consolidated financial statements.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Dollars in thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(785)	$(1,037)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	22	9
Loss on disposal of segment	102	—
Non-cash interest expense converted into preferred stock	—	13
Stock-based compensation	52	10
Changes in operating assets and liabilities, net of acquisitions:
Increase in fees receivable	(4)	(60)
Increases in prepaids and other assets	16	12
Decrease in accounts payable, accrued expenses and other current liabilities	45	263

Cash used by operating activities	(552)	(790)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2)	(98)
Cash acquired from purchases of business	—	43
Proceeds from sale of websites	30	48

Cash used by investing activities	28	(7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of warrants	—	13
Proceeds from the issuance of debentures	—	231
(Repayments of) proceeds from promissory notes	(20)	160

Cash provided by financing activities	(20)	404

Net cash provided by discontinued operations	626	353

Net increase in cash and cash equivalents	82	(40)

Cash and cash equivalents, beginning of period	70	91

Cash and cash equivalents, end of period	$152	$51

See accompanying notes to condensed consolidated financial statements.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Paragon Homefunding, Inc. (“Paragon Delaware”), a privately held, development-stage company based in Ponte Vedra Beach, Florida, was incorporated in Delaware on August 3, 2001, for the purpose of entering the financial services market through acquisitions. On May 31, 2002, the Company merged with Paragon Delaware.

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

ACQUISITIONS - On February 2, 2003 the Company completed its merger with Paragon Homefunding, Inc. (“PHF”). PHF has been in the business of originating residential mortgage loans since 1998. Subject to the terms of the merger agreement, at closing, all of the outstanding shares of PHF’s common stock converted into 1,224,000 of shares of the Company’s common stock valued at $836 (approximately $0.6833 per share). Additionally, the Company issued promissory notes to the shareholders of PHF in the aggregate principal amount of $25. The promissory notes accrue interest at 4.92%.

The merger was accounted for as acquisitions pursuant to SFAS No. 141, Accounting for Business Combinations (“SFAS 141”). Accordingly, the Company’s results of operations include the operating results of these companies from the effective date of these mergers, February 1, 2003.

The Company’s unaudited condensed consolidated results of operations on a pro forma basis for the six

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (continued)

months ended June 30, 2003 as if it had consummated the merger with PHF and disposed of PGNF Home Lending Corp. (see Note 2) on January 1, 2003 are as follows (in thousands except per share data):

2003
Revenue	$986
Net income	$(987)
Basic and diluted loss per share	$(0.02)
Weighted average shares outstanding – basic and diluted	63,495

PRINCIPLES OF CONSOLIDATION - The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In consolidation, all material intercompany balances and transactions have been eliminated. Results of operations of companies acquired in transactions accounted for under the purchase method of accounting are included in the financial statements from the date of the acquisition. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

BASIS OF PRESENTATION - The accompanying condensed consolidated financial statements of Paragon Financial Corporation and subsidiaries (sometimes referred to herein as “we”, “our” or the “Company”) are prepared in accordance with the Securities and Exchange Commission’s rules regarding interim financial statements, and therefore do not contain all disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Reference is made to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. Certain previously reported amounts have been reclassified to conform to the current period’s presentation. Such reclassifications had no effect on net loss or stockholders’ equity.

FINANCIAL STATEMENT PRESENTATION - The condensed consolidated financial statements and notes are representations of the Company’s management. The Company’s management is responsible for the integrity and objectivity of these financial statements.

USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that materially affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan repurchases and premium recapture, goodwill, and loss on disposal of our discontinued segment. Actual results could differ from those estimates.

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

FEES RECEIVABLE - Fees receivable consist of fees due on loans closed prior to the balance sheet date. Fees receivable are typically collected within 30 days.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

FAIR VALUE OF FINANCIAL INSTRUMENTS - Financial instruments of the Company consist of cash and cash equivalents, receivables for fees, accounts payable, notes payable, and convertible debentures payable. The carrying amount of financial instruments approximates fair value.

CONCENTRATIONS OF RISKS - The Company is required by Statement of Financial Accounting Standards No. 105 to disclose concentrations of credit risk regardless of the degree of such risk. The Company’s operations are concentrated in single-family first mortgage residential real estate market. The Company operates in a heavily regulated environment. The

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company maintains its cash in bank deposit accounts at a high credit-quality financial institution. At times during the period ended June 30, 2004, the Company’s cash balances exceeded the federally-insured limit. Management believes this policy will not adversely affect the Company.

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

As of June 30, 2004, there were stock options outstanding for the purchase of 30,029,250 shares of the Company’s common stock. There were no stock options granted and 14,544,500 forfeited during the quarter ended June 30, 2004.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table shows the pro forma net loss as if the fair value method of SFAS No. 123 had been used to account for stock-based compensation expense for the six months ended June 30, 2004 and 2003 (dollars in thousands, except per share amounts):

	2004	2003
Net loss from continuing operations, as reported	$(785)	$(1,037)
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	797	1,380

Pro forma net loss	$(1,582)	$(2,417)

Net loss per share:
Basic and diluted, as reported	$(0.04)	$(0.01)

Pro forma basic and diluted	$(0.01)	$(0.02)

RECENT ACCOUNTING DEVELOPMENTS - On March 9, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105. Application of Accounting Principles of Loan Commitments (“SAB 105”). SAB 105 requires that when a company is recognizing and valuing a loan commitment at fair value, only differences between the guaranteed interest rate in the loan commitment and a market interest rate should be included. Any expected cash flows related to the consumer relationships or loan commitment and a market interest rate should be included. Any expected cash flows related to the consumer relationships or loan servicing should be excluded from the fair value measurement. The expected future cash flows that are excluded from the fair value determination include anticipated fees for servicing the funded loan, late payment charges, other ancilliary fees, or other cash flows from servicing rights. The guidance in SAB 105 is effective for mortgage loan commitments that are accounted for as derivatives and are entered into after March 31, 2004, and is not expected to have a material impact on the results of future operations.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to all entities subject to this Interpretation no later than the end of the first reporting period that ends after December 15, 2004. This interpretation must be applied to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003.

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

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 includes loans acquired in purchase business combinations, but does not apply to loans originated by the entity. SOP 03-3 is effective for loans acquired in fiscal years beginning after

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (continued)

December 15, 2004, although earlier adoption is encouraged. The adoption of this new statement of position is not expected to have a material impact on the consolidated financial position or results of operations of the Company.

NOTE 2. DISCONTINUED OPERATIONS

On June 30, 2004, we closed the sale of our PGNF Home Lending Corp. (“PGNF”) subsidiary effective May 31, 2004. Pursuant to the agreement, the Company exchanged the common stock of PGNF, as well as the assumption of all of PGNF’s liabilities, contingent and otherwise, for 52,329,735 shares of our common stock valued at $3,140 (based upon the closing price of $0.06 on May 31, 2004) and 1,800 shares of our Series E preferred stock plus accrued dividend valued at $1,813. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of the PGNF have been classified as discontinued operations, with its operating results in the current and prior periods reported in discontinued operations for the three-month and six-month periods ended June 30, 2004 and 2003.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

2. DISCONTINUED OPERATIONS (continued)

A summary of the operating results of the discontinued operations for the three and six months ended June 30, 2004 and 2003 is as follows.

	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
Revenue:
Gain on sale of loans	$508	$2,246	1,949	$2,945
Loan origination fees	245	1,125	551	1,731
Interest, dividends, and other income	200	398	546	669

Total revenue	953	3,769	3,046	5,345

Expenses:
Salaries, commissions, benefits, and stock-based compensation	801	1,997	2,151	3,055
Loan production costs	110	422	309	658
General and administrative expenses	561	646	1,306	1,283
Impairment of goodwill	—	—	2,582	—
Non-recurring expense (income)	—		(198)
Interest expense	162	323	436	473
Other (income) expense	(14)	35	(3)	43

Total expenses	1,619	3,423	6,584	5,512

(Loss) income from continuing operations	$(666)	$346	$(3,538)	$(167)

The following is a summary of the assets and liabilities of our discontinued operations as of December 31, 2003:

2003
ASSETS:
Cash and cash equivalents	$482
Fees receivable	93
Mortgage loans receivable held-for-sale, net	23,245
Office property and equipment, net of accumulated depreciation of $259	1,021
Other notes and mortgages receivable	136
Available-for-sale securities	995
Goodwill	7,814
Prepaid and other assets	260

Total assets of discontinued operations	$34,046

LIABILITIES:
Warehouse lines of credit	22,711
Notes payable	1,581
Subordinated note payable – related party	776
Accounts payable	541
Accrued expenses – other	342
Derivative liability	203
Related party debt subsequently converted to preferred stock	—

Total liabilities of discontinued operations	26,154

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 3. GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred net losses of $4,323 in the six months ended June 30, 2004, and cumulative losses of $8,287. At June 30, 2004, we had a deficit in stockholders’ equity of $1,421. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued existence depends on a number of factors, including but not limited to, the ability to originate loans, to secure adequate sources of capital and to locate and fund acquisitions of suitable companies. However, there can be no assurance that the Company will be able to continue as a going concern.

NOTE 4. OFFICE PROPERTY AND EQUIPMENT

Office property and equipment from continuing operations as of June 30, 2004 and December 31, 2003 are summarized as follows:

	2004	2003
Furniture and fixtures	$66	$66
Office equipment	95	93

	161	159
Accumulated depreciation	(49)	(27)

	$112	$132

Depreciation expense for the six months ended June 30, 2004 and 2003 was $22 and $9, respectively.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 5. GOODWILL

Goodwill represents the excess of the merger consideration over the fair value of the net assets of PHF on January 31, 2003. A summary of goodwill recognized from continuing operations follows:

PHF - Consideration for the merger was $876 consisting of $836 in shares of the Company’s common stock (1,224,000 shares at approximately $0.6833 per share), $25 in a promissory note issued by the Company, and $15 in costs associated with the merger. At the time of the merger, the fair value of the net assets of PHF was $54.	$822

$822

NOTE 6. OTHER ASSETS

Other assets from continuing operations at June 30, 2004 and December 31, 2003:

	2004	2003
Deferred income tax assets	$446	$446
Security deposits and other	32	29

	$478	$475

NOTE 7. SEGMENT DATA

The Company previously operated in two separate business segments: wholesale and retail. With the disposal of PGNF (Note 2), the Company is currently operating in one business segment: retail mortgage brokering.

NOTE 8. DEBT

The Company’s debt from continuing operations as of June 30, 2004 and December 31, 2003 was as follows:

	2004	2003
Revolving line of credit with a commercial bank secured by certain equipment and furniture of the Company bearing interest at prime rate	$245	$245
Insurance premium finance note bearing an interest rate of 8% with monthly principal and interest payments of $7	23	20
Promissory note to shareholders of PHF bearing interest at 4.92%, due December 31, 2004	25	25
Convertible debentures bearing interest at 15%, due December 31, 2004	379	379
Subordinated note payable to former stockholder bearing interest at 5%, due November 30, 2005	480	—
Subordinated note payable to former stockholder bearing interest at 5%, due May 31, 2008	1,051	—

	$2,203	$669

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 9. COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Risks - The Company enters into commitments to extend credit in the normal course of business. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. One-to-four family residential properties, if funded, would collateralize the commitments. The Company evaluates each customer’s creditworthiness and obtains appraisals to support the value of the underlying collateral. Also, external market forces affect the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements. The Company quotes interest rates to borrowers, which are generally subject to change by the Company. Although the Company typically honors such interest rate quotes, the quotes do not constitute interest rate locks, minimizing the potential interest rate risk exposure. The Company had no binding commitments to fund loans at June 30, 2004.

Supervisory Regulation - The Company’s mortgage brokering business is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”) and various state and federal agencies with respect to originating, processing, and selling mortgage loans as a nonsupervised correspondent lender. Those rules and regulations require, among other things, that the Company’s subsidiary, PHF, maintain a minimum net worth of $63. As of June 30, 2004, PHF was in compliance with these requirements. The Company currently does not service loans for other investors or federal agencies.

Minimum Operating Lease Commitments - The Company is party to real estate leases for its corporate headquarters and its Orlando location as well as leases for certain office equipment. The Company pays taxes, insurance, other operating expenses, and general maintenance for all lease arrangements.

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

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 9. COMMITMENT AND CONTINGENCIES (continued)

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

NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental Cash Flow Data From Continuing Operations:	2004	2003
Interest income	$—	$—
Cash interest paid	$29	$38
Income taxes paid	$—	$—

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

General

We are headquartered in Ponte Vedra Beach, Florida and were incorporated in Delaware in August 1999. We are a retail mortgage broker in the one-to-four family residential mortgage market. We conduct business the state of Florida.

Overview

Our business relies on our ability to originate mortgage loans at a reasonable cost. The mortgage industry is generally subject to seasonal trends, and loan origination volumes in our industry have historically fluctuated from year to year and are affected by such external factors as home values, the level of consumer debt and the overall condition of the economy. In addition, the premiums we receive from the secondary market for our loans have also fluctuated, also influenced by the overall condition of the economy and, more importantly, the interest rate environment. As a consequence, the business of originating and selling loans is cyclical.

Origination Fees

Origination fees are comprised of points and other fees charged on mortgage loans originated by our retail channel and brokered through other banks and financial institutions. Retail points and fees are primarily a function of the volume of mortgage loans originated by us.

Loan Origination Costs

We also measure and monitor the cost to originate our loans. Such costs include the fees we may pay to appraisers, credit bureaus and are net of fees we receive from borrowers.

Loan Originations

As of June 30, 2004, we originated loans through one location in Orlando, Florida.

Critical Accounting Policies

We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Certain accounting policies require us to make significant estimates and assumptions that may have a material impact on certain assets and liabilities, as well as our operating results, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors which we believe to be reasonable under the circumstances. Actual results, particularly goodwill and loss of our discontinued segment, could differ materially from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities and our results of operations.

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

Discontinued Operations

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), a component classified as held for sale is reported in discontinued operations when the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. In a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statement for current and prior periods reports the results of operations of the component, including any gain or loss recognized in accordance with SFAS 144 paragraph 37, in discontinued operations. The results of discontinued operations, less applicable income taxes (benefit), is reported as a separate component of income before extraordinary items and the cumulative effect of accounting changes (if applicable). The assets and liabilities of a disposal group classified as held for sale is presented separately in the asset and liability sections, respectively, of the statement of financial position.

Results of Operations From Continuing Operations Unless Otherwise Noted

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

Loan Originations. Loan originations increased $7,931, or 38.5%, to $28,534 for the three months ended June 30, 2004 compared to $20,603 for the three months ended June 30, 2003. This increase was due to the internal growth of our Orlando, Florida office.

Revenues

Loan origination fees. Loan origination fees increased $92, or 16.9%, to $637 for the three months ended June 30, 2004 compared to $545 for the three months ended June 30, 2003. This increase was due to increased yield spread premium for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. These fees represent points and other fees charged on mortgage loans we originate. Expressed as a percentage of loan origination volume, origination fees were 2.23% and 2.65% of loan originations for the three months ended June 30, 2004 and 2003, respectively.

Operating Expenses

Salaries, commissions and benefits. Salaries, commissions and benefits increased $105, or 22.5%, to $571 for the three months ended June 30, 2004 compared to $466 for the three months ended June 30, 2003. This increase was primarily due to increases in the commission paid on increased loan originations in the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

Loan production costs. Loan production costs decreased $10, or 20.8%, to $38 for the three months ended June 30, 2004 compared to $48 for the three months ended June 30, 2003. This decrease was due primarily to the higher pull through rate at our PHF subsidiary in the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

General and administrative expenses. General and administrative expenses decreased $351, or 62.9%, to $207 for the three months ended June 30, 2004 compared to $558 for the three months ended June 30, 2003. This decrease was primarily due to reductions of expenses at our corporate headquarters.

Operating loss. The operating loss decreased by $348, or 66.0%, to $179 for the three months ended June 30, 2004 compared to $527 for the three months ended June 30, 2003. This decrease was due primarily to factors discussed above.

Interest expense. Interest expense decreased $75, or 75.0%, to $25 for the three months ended June 30, 2004 compared to $100 for the three months ended June 30, 2003. This decrease was due primarily to the beneficial conversion feature of our convertible debentures being amortized into interest expense in the three months ended June 30, 2003.

Loss on disposal of segment. Loss on the disposal of PGNF was $102 for the three months ended June 30, 2004. This represents the non-cash loss we incurred in disposing of PGNF. There was no such loss in the three months ended June 30, 2003.

Net loss from continuing operations. The net loss from continuing operations decreased $321, or 51.2%, to $306 for the three months ended June 30, 2004 compared to $627 for the three months ended June 30, 2003. This decrease was primarily due to the factors discussed above.

Loss from discontinued operations. The net loss from discontinued operations increased $1,012, or 292.5%, to $666 for the three months ended compared to net income from discontinued operations of $346 for the three months ended June 30, 2003.

Total revenues from discontinued operations decreased $2,816, or 74.7%, to $953 compared to $3,769 for the three months ended June 30, 2003. The decrease in revenues was due to reductions in premiums received on loan sales due to increasing mortgage interest rates and reductions in the fees received from retail mortgage loan closings resulting from a significant decrease in the number of mortgage loan refinances because of the increasing rate environment. Total expenses from discontinued operations decreased $1,804, or 52.7%, to $1,619 for the three months ended June 30, 2004 compared to $3,423 in the three months ended June 30, 2003. This decrease was due primarily to reductions of salaries, commissions, and benefits attributable to reductions in the number of employees at our former location in Westmont, Illinois.

Net loss. Net loss increased $691, or 245.9%, to $972 for the three months ended June 30, 2004 compared to $281 for the three months ended June 30, 2003. This increase was due to the factors discussed above.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Loan Originations. Loan originations increased $19,195, or 59.7%, to $51,359 for the six months ended June 30, 2004 compared to $32,164 for the six months ended June 30, 2003. This increase was primarily due to the internal growth of our Orlando, Florida office as well as our acquisition of PHF being included in our operating results only for five months in period ended June 30, 2003.

Revenues

Loan origination fees. Loan origination fees increased $404, or 49.6%, to $1,219 for the six months ended June 30, 2004 compared to $815 for the six months ended June 30, 2003. This increase was primarily due to the increased number of loan originations in the six months ended June 30, 2004 compared to June 30, 2003 and due to the effective date of our acquisition of PHF, February 1, 2003. These fees represent points and other fees charged on mortgage loans we originate. Expressed as a percentage of loan origination volume, origination fees were 2.37% and 2.53% of loan originations for the six months ended June 30, 2004 and 2003, respectively.

Operating Expenses

Salaries, commissions and benefits. Salaries, commissions and benefits increased $376, or 37.9%, to $1,369 for the six months ended June 30, 2004 compared to $993 for the six months ended June 30, 2003. This increase was primarily due to higher commissions paid by PHF for loans originated in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Loan production costs. Loan production costs decreased $12, or 20.3%, to $47 for the six months ended June 30, 2004 compared to $59 for the six months ended June 30, 2003. This decrease was due primarily to the higher pull through rate at our PHF subsidiary in the six months ended June 30, 2004 compared to June 30, 2003.

General and administrative expenses. General and administrative expenses decreased $148, or 25.0%, to $443 for the six months ended June 30, 2004 compared to $591 for the six months ended June 30, 2003. This decrease was primarily due to reductions of expenses at our corporate headquarters.

Operating loss. The operating loss decreased by $188, or 22.7%, to $640 for the six months ended June 30, 2004 compared to $828 for the six months ended June 30, 2003. This decrease was due primarily to factors discussed above.

Interest expense. Interest expense decreased $166, or 79.4%, to $43 for the six months ended June 30, 2004 compared to $209 for the six months ended June 30, 2003. This decrease was due primarily to the beneficial conversion feature of our convertible debentures being amortized into interest expense in the six months ended June 30, 2003.

Loss on disposal of segment. Loss on the disposal of PGNF was $102 for the six months ended June 30, 2004. This represents the non-cash loss we incurred in disposing of PGNF. There was no such loss in the six months ended June 30, 2003.

Net loss from continuing operations. The net loss from continuing operations decreased $252, or 24.3%, to $785 for the three months ended June 30, 2004 compared to $1,037 for the three months ended June 30, 2003. This decrease was primarily due to the factors discussed above.

Loss from discontinued operations. The net loss from discontinued operations increased $3,371, or 2,018.6%, to $3,538 for the six months ended compared to $167 for the six months ended June 30, 2003.

Total revenues from discontinued operations decreased $2,299, or 43.0%, to $3,046 for the six months ended June 30, 2004 compared to $5,345 for the six months ended June 30, 2003. The decrease in revenues was due to reductions in premiums received on loan sales due to increasing mortgage interest rates, decreases in the number of wholesale loan originations and reductions in the fees received from retail mortgage loan originations resulting from a significant decrease in the number of mortgage loan refinances because of the increasing rate environment.

Total expenses from discontinued operations increased $1,071, or 19.4%, to $6,583 for the six months ended June 30, 2004 compared to $5,512 in the six months ended June 30, 2003. This increase was due primarily to an impairment charge of $2,582 in the six months ended June 30, 2004.

Net loss. Net loss increased $3,119, or 259.1%, to $4,323 for the six months ended June 30, 2004 compared to $1,204 for the six months ended June 30, 2003. This increase was due to the factors discussed above.

Liquidity and Capital Resources

Our primary sources of liquidity are:

•	borrowings under lines of credit,

•	fees earned from originating retail mortgage loans.

Our operations require continued access to short-term and long-term sources of cash. Our primary operating cash requirements include:

•	fees and expenses incurred in connection with the sale of loans,

•	ongoing administrative, operating, and tax expenses, and

•	interest and principal payments under our existing indebtedness.

We had cash and cash equivalents of approximately $152 at June 30, 2004.

Credit Facilities. On June 13, 2003, we entered into a revolving line of credit with a commercial bank in the amount of $250. This revolving line of credit has an interest rate of prime, is secured by a general lien on our assets, is guaranteed by our subsidiary and PGNF, and requires monthly interest payments. This line of credit is due on demand. Currently, we have drawn $245 on this line of credit.

Subordinated notes payable: On May 31, 2004, we executed two subordinated promissory notes with PGNF in the amounts of $1,051 and $480, respectively. These promissory notes reflect the amounts advanced by PGNF to fund corporate expenses and are subordinated to all creditor claims. Under these notes, interest is deferred to December 31, 2004.

FUTURE ACCOUNTING PRONOUNCEMENTS

There are currently no pronouncements issued that are scheduled for implementation during 2004 that are expected to have any significant impact on the accounting policies of the Company.

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

While we monitor interest rates and may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that our results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. There were no open hedging positions at June 30, 2004.

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

PART II – OTHER INFORMATION

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

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 30, 2004, we received consent from holders of 97,647,656 shares (or 83.89%) of our common stock on a pre-PGNF Transaction basis to sell our PGNF subsidiary and completed this sale. After affecting the number of outstanding shares resulting from the PGNF Transaction, we received consent from holders of 45,317,921 shares (or 70.74%) of our common stock.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits: The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.

EXHIBIT NO. DESCRIPTION

Exhibit Number
2.1	Agreement and Plan of Merger dated as of October 14, 2002 among PlanetRx.com, Inc. (n/k/a Paragon Financial Corporation), Paragon Homefunding, Inc. a Delaware Corporation and Mortgage Express, Inc. (n/k/a PGNF Home Lending Corp., et al (the “Mortgage Express Plan of Merger”).**

2.2	Amendment No. 1 to the Mortgage Express Plan of Merger.***

2.3	Agreement and Plan of Merger dated December 9, 2002 among PlanetRx.com, Inc. (n/k/a Paragon Financial Corporation), Paragon Acquisition Corp. II, Paragon Homefunding, Inc., a Florida corporation, et al. (the “Paragon Homefunding Plan of Merger”).***

2.4	Amendment No. 1 to the Paragon Homefunding Florida Plan of Merger.***

3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 6, 1999. ****

3.2	Certificate of Amendment of the Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 13, 2000. ****

3.3	Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 30, 2002. ****

3.4	Certificate of Amendment of the Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 26, 2002. ****

3.5	Certificate of Designations of Series E Preferred Stock.*****

3.6	Amended and Restated By-laws. ****

4.1	Form of convertible promissory note. ****

10.1	Amended and Restated Employment Agreement, dated as of September 1, 2002 by and between PlanetRx.com, Inc. (now known as Paragon Financial Corporation) and Paul Danner. ****

10.2	Employment Agreement, dated as of September 4, 2002 by and between PlanetRx.com, Inc. (now known as Paragon Financial Corporation) and Steven A. Burleson. ****

10.3	Employment Agreement, dated as of January 31, 2003 by and between Paragon Financial Corporation and Philip Lagori. ****

10.4	Employment Agreement, dated as of December 30, 2002 by and between Paragon Financial Corporation and Scott Vining. ****

10.5	Lease dated January 1, 2003 between Ponte Vedra Management Group, Ltd. and Paragon Financial Corporation. ****

10.6	Lease dated September 1, 2000 between 820 West Lake, LLC and Mortgage Express, Inc. (n/k/a PGNF Home Lending Corp.). ****

10.7	Employment Agreement, dated October 16, 2003, by and between Paragon Financial Corporation and George O. Deehan *****

10.8	Employment Agreement, dated June 17, 2003, by and between Paragon Financial Corporation and Joseph P. Bryant, Jr. *****

10.9	Employment Agreement, dated May 6, 2003, by and between Paragon Financial Corporation and Steven L. Barnett. *****

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 1, 2004 *

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 1, 2004 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 1, 2004 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 1, 2004 *

*	Filed herewith
+	Incorporated herein by reference
@	This Exhibit represents a management contract
**	This exhibit represents a compensatory plan
***	Filed as an exhibit to Paragon’s Current Report on Form 8 for an event dated January 31, 2003
****	Filed as an exhibit to Paragon’s Annual Report on Form 10-K for the year ended December 31, 2002
*****	Filed as an exhibit to Paragon’s Quarterly Report for the period ended June 30, 2003, as amended

b.	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON FINANCIAL CORPORATION

BY:	/s/ GEORGE DEEHAN
George Deehan
Director and Chief Executive Officer
Dated: August 23, 2004

/s/ SCOTT L. VINING
Scott L. Vining
Chief Financial Officer
Dated: August 23, 2004

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

In December 2003, the Accounting Standards Executive Committee issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (“SOP 03-3”). SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 includes loans acquired in purchase business combinations, but does not apply to loans originated by the entity. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004, although earlier adoption is encouraged. The adoption of this new statement of position is not expected to have a material impact on the consolidated financial position or results of operations of the Company.

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

23