Form 10-Q
period 2004-09-30
PARAGON FINANCIAL CORP
filed 2004-11-22
CIK 1089979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number 000-27437

PARAGON FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3227733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2207 Sawgrass Village Drive, Ponte Vedra Beach, FL 32082

(Address of principal executive offices and zip code)

(904) 285-0000

(Registrant’s telephone number, including area code)

5000 Sawgrass Village Circle, 3rd Floor, Ponte Vedra Beach, FL 32082

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

The total number of shares of the registrant’s common stock outstanding as of November 22, 2004: 64,391,743.

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

(Dollars in thousands, except share data)

	2004	2003*
ASSETS
Current assets:
Cash and cash equivalents	$96	$70
Fees receivable	107	80
Prepaid and other current assets	30	37

Total current assets	233	187

Office property and equipment, net of accumulated depreciation of $60 and $27	103	132
Goodwill	822	822
Other assets	478	475
Assets of discontinued operations	—	34,046

TOTAL ASSETS	$1,636	$35,662

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Short-term debt	246	245
Notes payable	65	20
Notes payable – related parties	25	25
Convertibe debentures payable	379	379
Accounts payable	433	290
Accrued expenses – related parties	59	59
Accrued expenses – other	424	514

Total current liabilities	1,631	1,532

Long-term debt:
Liabilities to formerly related parties, less current portion	1,531	—
Liabilities of discontinued operations		26,154

Total liabilities	3,162	27,686

Stockholders’ deficit:
Preferred stock: Issuable in series, $0.0001 par value; 5,000,000 shares authorized: Series E, $1,000 stated value; 659 and 2,459 shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value. 400,000,000 shares authorized: 64,266,743 and 116,396,478 shares issued and outstanding	5	11
Additional paid-in capital	6,871	11,779
Retained deficit	(8,397)	(3,964)
Cumulative comprehensive income	—	202
Unearned stock-based compensation	(5)	(52)

Total stockholders’ deficit	(1,526)	7,976

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,636	$35,662

*	Derived from audited consolidated financial statements filed in the Company’s 2003 Annual Report on Form 10-K.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	2004	2003	2004	2003
Revenue:
Loan origination fees	$479	$656	$1,698	$1,471

Expenses:
Salaries, commissions, benefits, and stock-based compensation	407	775	1,776	1,768
Loan production costs	7	44	54	103
General and administrative expenses	135	212	578	803

Total expenses	549	1,031	2,408	2,674

Operating loss	(70)	(375)	(710)	(1,203)

Interest expense, net	41	104	84	313
Loss on disposal of segment	—	—	102	—

Loss from continuing operations	(111)	(479)	(896)	(1,516)

Discontinued operations (Note 2):
(Loss) income from discontinued operations before provision (benefit) for income taxes	—	395	(3,538)	228

Net loss	$(111)	$(84)	$(4,434)	$(1,288)

Net Income Per Common Share - Basic and Diluted:
Loss from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
(Loss) income from discontinued operations	$0.00	$0.00	$(0.04)	$(0.00)

Basic earnings per share	$(0.00)	$(0.00)	$(0.05)	$(0.01)

Weighted average shares outstanding – basic and diluted	64,044	116,167	93,000	110,066

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Dollars in thousands)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(896)	$(1,516)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	33	15
Loss on disposal of segment	102	—
Non-cash interest expense converted into preferred stock	—	13
Stock-based compensation	57	42
Changes in operating assets and liabilities, net of acquisitions:
Increase in fees receivable	(27)	(7)
Decreases (increases) in prepaids and other assets	4	(72)
Increase in accounts payable, accrued expenses and other current liabilities	78	447

Cash used by operating activities	(649)	(1,078)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4)	(116)
Cash acquired from purchases of business	—	44
Proceeds from sale of websites and other	30	52

Cash provided (used) by investing activities	26	(20)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of warrants	—	13
Proceeds from the issuance of debentures	—	231
(Repayments of ) proceeds from promissory notes	23	245

Cash provided by financing activities	23	489

Net cash provided by discontinued operations	626	664

Net increase in cash and cash equivalents	26	55

Cash and cash equivalents, beginning of period	70	91

Cash and cash equivalents, end of period	$96	$146

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

ACQUISITIONS - On February 2, 2003 the Company completed its merger with Paragon Homefunding, Inc. (“PHF”). PHF has been in the business of originating residential mortgage loans since 1998. Subject to the terms of the merger agreement, at closing, all of the outstanding shares of PHF’s common stock converted into 1,224,000 of shares of the Company’s common stock valued at $836 (approximately $0.6833 per share). Additionally, the Company issued promissory notes to the shareholders of PHF in the aggregate principal amount of $25. The promissory notes accrue interest at 4.92% per annum.

The merger was accounted for as acquisitions pursuant to SFAS No. 141, Accounting for Business Combinations (“SFAS 141”). Accordingly, the Company’s results of operations include the operating results of these companies from the effective date of these mergers, February 1, 2003.

The Company’s unaudited condensed consolidated results of operations on a pro forma basis for the nine months ended September 30, 2003 as if it had consummated the merger with PHF and disposed of PGNF Home Lending Corp. (see Note 2) on January 1, 2003 are as follows (in thousands except per share data):

2003
Revenue	$1,642
Net income	$(1,465)
Basic and diluted loss per share	$(0.02)
Weighted average shares outstanding – basic and diluted	63,817

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

Our consolidated financial statements for the three and nine months ended September 30, 2004 and 2003, have not been audited and do not include information or footnotes necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In management’s opinion, the accompanying consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair presentation. Our results of operations for the interim periods are not necessarily indicative of the results that may be expected for an entire year. The accounting policies followed by us are set forth in the consolidated financial statements for the year ended December 31, 2003, and are incorporated herein by reference.

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

CONCENTRATIONS OF RISKS - The Company is required by Statement of Financial Accounting Standards No. 105 to disclose concentrations of credit risk regardless of the degree of such risk. The Company’s operations are concentrated in the single-family first mortgage residential real estate market. The Company operates in a heavily regulated environment. The operations of the Company are subject to changes in laws, administrative directives and rules and regulations of federal, state, and local governments and regulatory agencies. Such changes may occur with little notice of time for compliance. Further, the Company performs credit evaluations of its customers’ financial condition, performs its operations under contracts and requires deposits when deemed necessary. Historically, the Company has not incurred any significant credit losses.

The Company maintains its cash in bank deposit accounts at high credit-quality financial institutions. At times during the nine months ended September 30, 2004, the Company’s cash balances exceeded the federally-insured limit. Management believes this policy will not adversely affect the Company.

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

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (continued)

As of September 30, 2004, there were stock options outstanding for the purchase of 40,619,250 shares of the Company’s common stock. There were 19,100,000 stock options granted and 8,510,000 forfeited during the three months ended September 30, 2004.

The following table shows the pro forma net loss as if the fair value method of SFAS No. 123 had been used to account for stock-based compensation expense for the nine months ended September 30, 2004 and 2003 (dollars in thousands, except per share amounts):

	2004	2003
Net loss from continuing operations, as reported	$(896)	$(1,516)
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	1,178	869

Pro forma net loss	$(2,074)	$(2,385)

Net loss per share from continuing operations:
Basic and diluted, as reported	$(0.01)	$(0.01)

Pro forma basic and diluted	$(0.02)	$(0.02)

RECENT ACCOUNTING DEVELOPMENTS - On March 9, 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105. Application of Accounting Principles of Loan Commitments (“SAB 105”). SAB 105 requires that when a company is recognizing and valuing a loan commitment at fair value, only differences between the guaranteed interest rate in the loan commitment and a market interest rate should be included. Any expected cash flows related to the consumer relationships or loan commitment and a market interest rate should be included. Any expected cash flows related to the consumer relationships or loan servicing should be excluded from the fair value measurement. The expected future cash flows that are excluded from the fair value determination include anticipated fees for servicing the funded loan, late payment charges, other ancillary fees, or other cash flows from servicing rights. The guidance in SAB 105 is effective for mortgage loan commitments that are accounted for as derivatives and are entered into after March 31, 2004, and is not expected to have a material impact on the results of future operations.

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

NOTE 2. DISCONTINUED OPERATIONS

On June 30, 2004, we closed the sale of our PGNF Home Lending Corp. (“PGNF”) subsidiary effective May 31, 2004. Pursuant to the agreement, the Company exchanged the common stock of PGNF, as well as the assumption of all of PGNF’s liabilities, contingent and otherwise, for 52,329,735 shares of our common stock valued at $3,140 (based upon the closing price of $0.06 on May 31, 2004) and 1,800 shares of our Series E preferred stock plus accrued dividend valued at $1,813. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of the PGNF have been classified as discontinued operations, with its operating results in the current and prior periods reported in discontinued operations for the three-month period ended September 30, 2003 and nine-month periods ended September 30, 2004 and 2003.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 2. DISCONTINUED OPERATIONS (continued)

A summary of the operating results of the discontinued operations for the nine months ended September 30, 2004 and 2003 is as follows.

	Nine Months Ended
	2004	2003
Revenue:
Gain on sale of loans	$1,949	$5,100
Loan origination fees	551	2,652
Interest, dividends, and other income	546	1,123

Total revenue	3,046	8,875

Expenses:
Salaries, commissions, benefits, and stock-based Compensation	2,151	4,630
Loan production costs	309	1,011
General and administrative expenses	1,306	2,159
Impairment of goodwill	2,582	—
Non-recurring expense (income)	(198)	—
Interest expense	436	804
Other (income) expense	(2)	43

Total expenses	6,584	8,647

(Loss) income from continuing operations	$(3,538)	$228

The following is a summary of the assets and liabilities of our discontinued operations as of December 31, 2003:

2003
ASSETS:
Cash and cash equivalents	$482
Fees receivable	93
Mortgage loans receivable held-for-sale, net	23,245
Office property and equipment, net of accumulated depreciation of $259	1,021
Other notes and mortgages receivable	136
Available-for-sale securities	995
Goodwill	7,814
Prepaid and other assets	260

Total assets of discontinued operations	$34,046

LIABILITIES:
Warehouse lines of credit	$22,711
Notes payable	1,581
Subordinated note payable – related party	776
Accounts payable	541
Accrued expenses – other	342
Derivative liability	203

Total liabilities of discontinued operations	$26,154

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 3. GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred net losses of $4,434 in the nine months ended September 30, 2004, and cumulative losses of $8,397. At September 30, 2004, we had a deficit in stockholders’ equity of $1,526. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued existence depends on a number of factors, including but not limited to, the ability to originate loans, to secure adequate sources of capital and to locate and fund acquisitions of suitable companies. However, there can be no assurance that the Company will be able to continue as a going concern.

NOTE 4. OFFICE PROPERTY AND EQUIPMENT

Office property and equipment from continuing operations as of September 30, 2004 and December 31, 2003 are summarized as follows:

	2004	2003
Furniture and fixtures	$66	$66
Office equipment	97	93

	163	159
Accumulated depreciation	(60)	(27)

	$103	$132

Depreciation expense for the nine months ended September 30, 2004 and 2003 was $33 and $15, respectively.

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

Other assets from continuing operations at September 30, 2004 and December 31, 2003 were:

	2004	2003
Deferred income tax assets	$446	$446
Security deposits and other	32	29

	$478	$475

NOTE 7. SEGMENT DATA

The Company previously operated in two separate business segments: wholesale and retail. With the disposal of PGNF (Note 2), the Company is currently operating in one business segment: retail mortgage brokering.

NOTE 8. DEBT

The Company’s debt from continuing operations as of September 30, 2004 and December 31, 2003 was as follows:

Revolving line of credit with a commercial bank secured by certain equipment and furniture of the Company bearing interest at prime rate	$246	$245
Insurance premium finance note bearing an interest rate of 8% with monthly principal and interest payments of $6	41	—
Promissory note to vendor bearing interest of 8% with monthly principal and interest payments of $4	24	20
Promissory note to shareholders of PHF bearing interest at 4.92%, due December 31, 2004	25	25
Convertible debentures bearing interest at 15%, due December 31, 2004	379	379

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 8. DEBT (continued)

Subordinated note payable to former stockholder bearing interest at 5%, due November 30, 2005	480	—
Subordinated note payable to former stockholder bearing interest at 5%, due May 31, 2008	1,051	—

	$2,246	$669

NOTE 9. COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Risks - The Company enters into commitments to extend credit in the normal course of business. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. One-to-four family residential properties, if funded, would collateralize the commitments. The Company evaluates each customer’s creditworthiness and obtains appraisals to support the value of the underlying collateral. Also, external market forces affect the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements. The Company quotes interest rates to borrowers, which are generally subject to change by the Company. Although the Company typically honors such interest rate quotes, the quotes do not constitute interest rate locks, minimizing the potential interest rate risk exposure. The Company had no binding commitments to fund loans at September 30, 2004.

Supervisory Regulation - The Company’s mortgage brokering business is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”) and various state and federal agencies with respect to originating, processing, and selling mortgage loans as a nonsupervised correspondent lender. Those rules and regulations require, among other things, that the Company’s subsidiary, PHF, maintain a minimum net worth of $63. As of September 30, 2004, PHF was in compliance with these requirements. The Company currently does not service loans for other investors or federal agencies.

Minimum Operating Lease Commitments - The Company is party to real estate leases for its corporate headquarters and its Orlando location as well as leases for certain office equipment. The Company pays taxes, insurance, other operating expenses, and general maintenance for all lease arrangements.

Litigation – On October 15, 2004, the Company was served with a summons on an eviction action by its landlord seeking unpaid rent and other damages of $268. The Company has an agreement in principal whereby it has vacated the office space it occupied in forgiveness of unpaid rents under the lease and forfeiture of its deposit of $25. Based upon this agreement in principal, the Company does not believe that this action will have a material impact upon its operating cash flow or operating results.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 9. COMMITMENTS AND CONTINGENCIES (continued)

On September 24, 2004, the Company defaulted on its promissory note dated June 4, 2003 to Bank of America, N.A. (“BoA”) being unable to repay this note in full when demanded to do so by BoA. BoA has commenced legal action against the Company and other guarantors of the indebtedness for repayment. The Company is currently negotiating with BoA a standstill agreement, but no assurance can be made that the Company will be successful in negotiating such and agreement.

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

It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the Court. The Company cannot opine as to

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 9. COMMITMENTS AND CONTINGENCIES (continued)

whether or when a settlement will occur or be finalized. Whether or not the settlement is ultimately approved, the Company believes the resolution of this matter will not have a material adverse effect on the Company.

The Company is also party to various legal proceedings arising out of the ordinary course of the Company’s business. Management believes that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION

	2004	2003
Supplemental Cash Flow Data from Continuing Operations:
Interest income	$—	$—
Cash interest paid	$32	$52
Income taxes paid	$—	$—

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

General

We are headquartered in Ponte Vedra Beach, Florida and were incorporated in Delaware in August 1999. We are a retail mortgage broker in the one-to-four family residential mortgage market. We conduct business in the state of Florida.

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

Loan Originations

As of September 30, 2004, we originated loans through our location in Orlando, Florida.

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

Results of Operations

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

Continuing Operations

Loan Originations. Loan originations decreased $7,677, or 26.9%, to $20,854 for the three months ended September 30, 2004 compared to $28,531 for the three months ended September 30, 2003. This decrease was due to the hurricanes that hit Florida as well as a general decline in the volume of refinance market.

Revenues

Loan origination fees. Loan origination fees decreased $177, or 27.0%, to $479 for the three months ended September 30, 2004 compared to $656 for the three months ended September 30, 2003. This decrease was due primarily to the decrease in the volume of mortgage loans originated. Expressed as a percentage of loan origination volume, origination fees were 2.3% for both the three months ended September 30, 2004 and 2003.

Operating Expenses

Salaries, commissions and benefits. Salaries, commissions and benefits decreased $368, or 47.5%, to $407 for the three months ended September 30, 2004 compared to $775 for the three months ended September 30, 2003. This decrease was due primarily to the elimination of our corporate officers’ salaries in the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Loan production costs. Loan production costs decreased $37, or 84.1%, to $7 for the three months ended September 30, 2004 compared to $44 for the three months ended September 30, 2003. This decrease was due primarily to the higher pull through rate at our PHF subsidiary in the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

General and administrative expenses. General and administrative expenses decreased $77, or 36.3%, to $135 for the three months ended September 30, 2004 compared to $212 for the three months ended September 30, 2003. This decrease was primarily due to reductions of expenses at our corporate headquarters associated with headcount reductions at our corporate headquarters.

Operating loss. The operating loss decreased by $305, or 81.3%, to $70 for the three months ended September 30, 2004 compared to $375 for the three months ended September 30, 2003. This decrease was due primarily to factors discussed above.

Interest expense. Interest expense decreased $63, or 60.6%, to $41 for the three months ended September 30, 2004 compared to $104 for the three months ended September 30, 2003. This decrease was due primarily to the beneficial conversion feature of our convertible debentures being amortized into interest expense in the three months ended September 30, 2003.

Net loss. The net loss from continuing operations decreased $368, or 76.8%, to $111 for the three months ended September 30, 2004 compared to $479 for the three months ended September 30, 2003. This decrease was primarily due to the factors discussed above.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Loan Originations. Loan originations increased $11,518, or 19.0%, to $72,213 for the nine months ended September 30, 2004 compared to $60,695 for the nine months ended September 30, 2003. This increase was primarily due to the internal growth of our Orlando, Florida office as well as our acquisition of PHF being included in our operating results only for eight months in period ended September 30, 2003.

Revenues

Loan origination fees. Loan origination fees increased $227, or 15.4%, to $1,698 for the nine months ended September 30, 2004 compared to $1,471 for the nine months ended September 30, 2003. This increase was due to the increased number of loan originations in the nine months ended September 30, 2004 compared to September 30, 2003 and the effective date of our acquisition of PHF, February 1, 2003. These fees represent points and other fees charged on mortgage loans we originate. Expressed as a percentage of loan origination volume, origination fees were 2.35% and 2.42% of loan originations for the nine months ended September 30, 2004 and 2003, respectively.

Operating Expenses

Salaries, commissions and benefits. Salaries, commissions and benefits increased $8, or 0.5%, to $1,776 for the nine months ended September 30, 2004 compared to $1,768 for the nine months ended September 30, 2003. This increase was primarily due to higher commissions paid by PHF for loans originated in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 (which included only eight months in 2003), offset in part by the reduction in our corporate officers’ salaries.

Loan production costs. Loan production costs decreased $49, or 47.6%, to $54 for the nine months ended September 30, 2004 compared to $103 for the nine months ended September 30, 2003. This decrease was due primarily to the higher pull through rate at our PHF subsidiary and reductions in costs associated with originating loans in the nine months ended September 30, 2004 compared to September 30, 2003.

General and administrative expenses. General and administrative expenses decreased $225, or 28.0%, to $578 for the nine months ended September 30, 2004 compared to $803 for the nine months ended September 30, 2003. This decrease was primarily due to reduced operating expenses resulting at our corporate headquarters in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Operating loss. The operating loss decreased by $493, or 41.0%, to $710 for the nine months ended September 30, 2004 compared to $1,203 for the nine months ended September 30, 2003. This decrease was due primarily to factors discussed above.

Interest expense. Interest expense decreased $229, or 73.2%, to $84 for the nine months ended September 30, 2004 compared to $313 for the nine months ended September 30, 2003. This decrease was due primarily to the beneficial conversion feature of our convertible debentures being amortized into interest expense in the nine months ended September 30, 2003.

Loss on disposal of segment. Loss on the disposal of PGNF was $102 for the nine months ended September 30, 2004. This represents the non-cash loss we incurred in disposing of PGNF. There was no such loss in the nine months ended September 30, 2003.

Net loss from continuing operations. The net loss from continuing operations decreased $620, or 40.9%, to $896 for the nine months ended September 30, 2004 compared to $1,516 for the nine months ended September 30, 2003. This decrease was primarily due to the factors discussed above.

Loss from discontinued operations. The loss from discontinued operations increased $3,766, or 1,651.8%, to $3,538 for the nine months ended compared to net income of $228 for the nine months ended September 30, 2003.

Net loss. The net loss increased $3,146, or 244.3%, to $4,434 for the nine months ended September 30, 2004 compared to $1,288 for the nine months ended September 30, 2003. This increase was due to the factors discussed above.

Liquidity and Capital Resources

Our primary source of liquidity is closing fees earned from originating mortgage loans.

Our operations require continued access to short-term and long-term sources of cash. Our primary operating cash requirements include:

•	fees and expenses incurred in connection with the sale of loans,

•	ongoing administrative, operating, and tax expenses, and

•	interest and principal payments under our existing indebtedness.

We had cash and cash equivalents of approximately $96 at September 30, 2004.

Subordinated notes payable: On May 31, 2004, we executed two subordinated promissory notes with PGNF in the amounts of $1,051 and $480, respectively. These promissory notes reflect the amounts advanced by PGNF to fund corporate expenses and are subordinated to all creditor claims. Under these notes, interest is deferred to December 31, 2004 with initial principal payments of $20 beginning January 1, 2005. We intend to seek extensions of principal payments under these notes, but no assurances can be given that we will be successful in obtaining extensions under these notes.

FUTURE ACCOUNTING PRONOUNCEMENTS

There are currently no pronouncements issued that are scheduled for implementation during 2004 that are expected to have any significant impact on the accounting policies of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Impact of Inflation

Inflation affects us most significantly in the area of loan originations and can have a substantial effect on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Profitability may be directly affected by the level and fluctuation in interest rates that affect our ability to earn a spread between interest received on its loans and the costs of its borrowings. Our profitability is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect our ability to originate loans and affect the mix of first and second-lien mortgage loan products. Generally, first-lien mortgage production increases relative to second-lien mortgage production in response to low interest rates and second-lien mortgage production increases relative to first-lien mortgage production during periods of high interest rates. Fluctuating interest rates may also affect the net interest income earned by us resulting from the difference between the yield to us on loans held pending sales and the interest paid by us for funds borrowed.

Market Risk

Our market risk is the risk of economic loss resulting from adverse changes in market prices of mortgage loans and interest rates. When interest rates rise, applications in process with locked-in rates decrease in value. This risk of loss can be reflected in diminished current market values and/or reduced potential income in future periods.

When interest rates decline, customers may withdraw their mortgage loan applications. In those instances, we may be required to reduce our interest rates to meet the market demands. When interest rates rise, fallout may occur due to customers that are not locked into a rate withdrawing their applications, and, as a result, we may suffer a reduction in the volume of loan originations. We may be required to reduce our fees to entice these customers in order to close their loans.

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

While we monitor interest rates and may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that our results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. There were no open hedging positions at September 30, 2004.

There have been no significant changes in our market risk exposure since December 31, 2003.

Item 4. Control and Procedures.

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we must disclose in our reports filed under the Securities and Exchange Act is communicated and processed in a timely manner. George Deehan, former Chairman and Chief Executive Officer and current member of the board of directors, and Scott Vining, Chief Financial Officer and Treasurer, participated in this evaluation.

Based on such evaluation, Mr. Deehan and Mr. Vining concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective. During the most recent fiscal quarter, there have not been any significant changes in our internal controls or in other factors that could significantly affect those controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Part I, Footnote 9 – Commitments and Contingencies for a discussion of our ongoing litigation. In addition to the specific items discussed therein, from time to time, we become involved in a variety of mortgage lending related claims and other matters incidental to its business in addition to the matters described above. In our opinion, the resolution of any of these matters is not expected to have a material adverse effect on our consolidated financial position and results of operations.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

As we disclosed in Part I, Footnote 9 – Commitments and Contingencies, we are in default of under our promissory note with Bank of America, because we did not repay the promissory note when demanded. As explained therein, we are attempting to negotiate a settlement of BoA’s demand.

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

Item 5. Other Information.

On November 19, 2004, George Deehan resigned as our Chief Executive Officer and Chairman of the Board of Directors and was retained as a member of the Board of Directors. Paul Danner assumed the position as our Chief Executive Officer and Chairman of the Board of Directors.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits: The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of October 14, 2002 among PlanetRx.com, Inc. (n/k/a Paragon Financial Corporation), Paragon Homefunding, Inc. a Delaware Corporation and Mortgage Express, Inc. (n/k/a PGNF Home Lending Corp., et al (the “Mortgage Express Plan of Merger”).**

2.2	Amendment No. 1 to the Mortgage Express Plan of Merger.***

2.3	Agreement and Plan of Merger dated December 9, 2002 among PlanetRx.com, Inc. (n/k/a Paragon Financial Corporation), Paragon Acquisition Corp. II, Paragon Homefunding, Inc., a Florida corporation, et al. (the “Paragon Homefunding Plan of Merger”).***

2.4	Amendment No. 1 to the Paragon Homefunding Florida Plan of Merger.***

2.5	Stock Purchase Agreement between Paragon and Philip Lagori for the sale of PGNF Homelending Corp. +

3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 6, 1999. ****

3.2	Certificate of Amendment of the Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 13, 2000. ****

3.3	Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 30, 2002. ****

3.4	Certificate of Amendment of the Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 26, 2002. ****

3.5	Certificate of Designations of Series E Preferred Stock.*****

3.6	Amended and Restated By-laws. ****

4.1	Form of convertible promissory note. ****

4.2	5% Subordinated promissory note due November 30, 2005 for $480,000 +

4.3	5% Subordinated promissory note due May 31, 2008 for $1,051,225 +

10.1	Amended and Restated Employment Agreement, dated as of September 1, 2002 by and between PlanetRx.com, Inc. (now known as Paragon Financial Corporation) and Paul Danner. ****

10.2	Employment Agreement, dated as of September 4, 2002 by and between PlanetRx.com, Inc. (now known as Paragon Financial Corporation) and Steven A. Burleson. ****

10.3	Employment Agreement, dated as of January 31, 2003 by and between Paragon Financial Corporation and Philip Lagori. ****

10.4	Employment Agreement, dated as of December 30, 2002 by and between Paragon Financial Corporation and Scott Vining. ****

10.5	Lease dated January 1, 2003 between Ponte Vedra Management Group, Ltd. and Paragon Financial Corporation. ****

10.6	Lease dated September 1, 2000 between 820 West Lake, LLC and Mortgage Express, Inc. (n/k/a PGNF Home Lending Corp.). ****

10.7	Employment Agreement, dated October 16, 2003, by and between Paragon Financial Corporation and George O. Deehan *****

10.8	Employment Agreement, dated June 17, 2003, by and between Paragon Financial Corporation and Joseph P. Bryant, Jr. *****

10.9	Employment Agreement, dated May 6, 2003, by and between Paragon Financial Corporation and Steven L. Barnett. *****

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 22, 2004 *

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 22, 2004 *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 22, 2004 *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 22, 2004 *

*	Filed herewith
+	Filed as an exhibit to Paragon’s Current Report on Form 8-K/A, as amended, for an event dated June 30, 2004
@	This exhibit represents a management contract
**	This exhibit represents a compensatory plan
***	Filed as an exhibit to Paragon’s Current Report on Form 8-K for an event dated January 31, 2003
****	Filed as an exhibit to Paragon’s Annual Report on Form 10-K for the year ended December 31, 2002
*****	Filed as an exhibit to Paragon’s Quarterly Report for the period ended September 30, 2003, as amended

(b) Reports of Forms 8-K

On July 14, 2004, we filed a Current Report on Form 8-K for an event dated June 30, 2004 related to our completion of the sale of our PGNF Homelending Corp. subsidiary.

On August 23, 2004, we amended our previous filing of July 14, 2004 on Form 8-K to include proforma financial information

On September 13, 2004, we filed a Current Report on Form 8-K announcing the signing of a letter of intent to acquire First Charleston Mortgage, LLC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON FINANCIAL CORPORATION

BY:

/s/ PAUL K. DANNER
Paul K. Danner
Chief Executive Officer and Chairman of the Board of Directors
Dated: November 22, 2004

/s/ SCOTT L. VINING
Scott L. Vining
Chief Financial Officer
Dated: November 22, 2004