Form 10-K
period 2004-12-31
PARAGON FINANCIAL CORP
filed 2005-04-18
CIK 1089979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-27437

PARAGON FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3227733
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
2207 Sawgrass Village Drive Ponte Vedra Beach, FL	32082
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (904) 285-0000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2004 was approximately $1,490,850 based upon the closing sales price for our common stock on such date of $0.05 per share as reported on such date by the Nasdaq Over-The-Counter Bulletin Board. In making this calculation, the Registrant has assumed, without admitting for any other purpose, that all executive officers and directors of the Registrant are affiliates.

As of March 23, 2005, the Registrant had 85,860,249 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

PART III incorporates information by reference from the Registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2004.

- i -

PART I

FORWARD LOOKING STATEMENTS

We believe that it is important to communicate our expectations to our investors. Accordingly, this report contains discussions of events or results that have not yet occurred or been realized. You can identify this type of discussion, which is often termed “forward-looking statements”, by such words and phrases as “will”, “explore”, “consider”, “continue”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates” and “could be”. You should read forward-looking statements carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other expectations of future performance. There may be events in the future that we are not able accurately to predict or control. Any cautionary language in this report provides examples of risks, uncertainties and events that may cause our actual results to differ from the expectations we express in our forward-looking statements. You should be aware that the occurrence of certain of the events described in this report could adversely affect our business, results of operations and financial position.

These forward looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward looking statement. It is important to note that our actual results and timing of certain events could differ materially from those in such forward looking statements due to a number of factors, including but not limited to, the ability to raise capital necessary to sustain operations and implement the business plan, the ability to obtain additional regulatory permits and approvals to operate in the financial services area, the ability to identify and complete acquisitions and successfully integrate acquired businesses, if any, the ability to implement our business plan, changes in the real estate market, interest rates or the general economy of the markets in which we operate, the ability to employ and retain qualified management and employees, changes in government regulations that are applicable to our businesses, the general volatility of the capital markets and the establishment of a market for our shares, changes in the demand for our services, our ability to meet our projections, the degree and nature of competitors, the ability to generate sufficient cash to pay creditors, and disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political events. Other risk factors that could cause actual results to differ materially are set forth in this item under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations — Overview” on page 15.

ITEM 1. BUSINESS.

General

We are a financial services company focused on acquiring mortgage origination companies that broker mortgage products in the one-to-four family residential mortgage market. We focus primarily on offering mortgage products to borrowers who generally satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac (referred to as conforming loans). We originate these loans in accordance with the underwriting guidelines of those lenders. We currently conduct business in 2 states. Our executive offices are located in Ponte Vedra Beach, Florida. We were incorporated in Delaware in August 1999 under the name PRX Holdings, Inc. Our mortgage operations were acquired by us in January 2003.

Our mortgage loan origination business is comprised of 19 loan officers. We broker the loans we originate to third party lenders. In 2003, we placed 85% of the mortgages we brokered with 2 particular lenders to receive the highest level of execution. Until January 2005, our loan officers were based in Florida, and 100% of our brokered loan volume relates to real property located in Florida.

In 2004, 82.7% of the loans that we originated were for the purchase of residential property and 17.3% were refinances of existing mortgages. In 2003, 84.6% of the loans that we originated were for the purchase of residential property and 15.4% were refinances of existing mortgages. In 2004 and 2003, all of the loans we originated were secured by owner-occupied properties.

Company History

We originally operated as an online healthcare destination under the name PlanetRX.com. In mid-2001 we began the process of liquidating our online health store and seeking a merger partner as an alternative to complete liquidation.

On May 31, 2002, the Company merged with Paragon Homefunding, Inc. (“Paragon Delaware”), a privately held development stage company based in Ponte Vedra Beach, Florida, formed for the purpose of entering the financial services market through acquisitions. Paragon Delaware was incorporated in Delaware on August 3, 2001. For financial reporting purposes, the merger has been accounted for as a recapitalization of Paragon Delaware with Paragon Delaware viewed as the accounting acquiror in what is commonly called a reverse acquisition. Accordingly, the financial statements presented before the merger are those of Paragon Delaware.

As a result of the merger, a new board of directors was elected and new officers were appointed. On December 26, 2002, we changed our name to Paragon Financial Corporation (“PFC”).

On January 31, 2003, we completed our acquisition of Mortgage Express, Inc. (now known as PGNF Home Lending Corp.) (“PGNF”). PGNF was a mortgage bank focused on the wholesale sub-prime credit market. On May 31, 2004, we divested PGNF and exited the mortgage banking business. PGNF is shown as discontinued operations in the “Management Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 15, our financial statements beginning on page F-1, and elsewhere in this Form 10-K.

On February 4, 2003, we completed the acquisition of Paragon Homefunding, Inc. (“PHF”), a Florida corporation focused primarily on the brokering of conforming loans. PHF represents our continuing operations in the “Management Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 15, our financial statements beginning on page F-1, and elsewhere in this Form 10-K.

On January 19, 2005, we completed the acquisition of First Charleston Mortgage LLC (“FCM”), a South Carolina limited liability company focused primarily on the brokering of conforming loans.

Growth and Operating Strategies

We plan to pursue several strategies to increase revenue and profitability. These strategies include: (i) increasing loan origination volume, (ii) streamlining business processes through the deployment of technology, (iii) diversifying product offerings, and (iv) pursuing acquisitions.

The key tactics for pursuing these strategies include:

•	Increasing loan origination volume: We intend to increase loan origination volume through geographic expansion on the East and West Coasts as well as increase market penetration in existing markets. We plan to continue to grow our production volume and market share by growing our branch network of wholly-owned brokers.

•	Streamlining business processes through the deployment of technology: We intend to continue our best practices initiative to streamline our business processes and use technology to drive loan origination and administrative costs lower and provide better service to our customers.

•	Diversifying product offerings: We plan to develop a broad range of products that are desirable in the markets that we compete. We intend to underwrite these products to our own underwriting guidelines.

•	Pursuing acquisitions: We intend to pursue an active acquisition strategy of accretive acquisitions of mortgage brokerage firms. We will also evaluate and pursue other new business opportunities and relationships in the marketplace in businesses ancillary to our mortgage origination business.

Product Types

We broker a broad range of mortgage products that include both fixed-rate loans and adjustable-rate loans, or ARMs. In addition, these products are available at different interest rates and with different origination and application points and fees depending on the particular borrower’s risk classification. Borrowers may choose to increase or decrease their interest rate through the payment of different levels of origination fees. The maximum loan amount is generally $500 with a loan-to-value ratio of up to 80%. We do, however, broker larger loans with higher loan-to-value ratios through special jumbo programs offered by lenders. During 2004, the average loan amount was approximately $167 compared to $145 in 2003.

Loan Originations

We originate loans directly to consumers through our loan officers located in our offices in Florida and South Carolina. Leads are generated through radio, direct mail, referrals and the internet. We originated a total of $86.4 million in mortgage loans for the twelve months ended December 31, 2004 compared to $79.9 million for the eleven month period that we owned PHF in 2003.

Geographic Distribution

In 2004 and 2003, all of our mortgage loans originated by our continuing operations were originated by PHF in Florida.

Competition

We continue to face intense competition in the business of originating mortgage loans. Our competitors include other mortgage brokering companies, mortgage banking companies, consumer finance companies, commercial banks, credit unions, thrift institutions, credit card issuers and insurance finance companies. Federally chartered banks and thrifts can preempt some of the state and local lending laws to which we are subject, thereby giving them a competitive advantage. In addition, many of these competitors have considerably greater technical and marketing resources than we have. Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Additional competition may lower the rates we can charge borrowers, thereby potentially lowering gain on future loan sales.

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

Our training programs are designed to teach our personnel about the significant laws, rules and regulations that affect their job responsibilities. We also maintain a variety of pre-funding quality control procedures designed to detect compliance errors prior to brokering a loan.

Licensing

As of March 31, 2005, we were licensed to originate mortgages in the states of Florida and South Carolina.

Environmental

In the course of our business, we may acquire properties securing loans that are in default. There is a risk that hazardous or toxic waste could be found on such properties. If this occurs, we could be held responsible under applicable law for the cost of cleaning up or removing the hazardous waste. This cost could exceed the value of the underlying properties.

Employees

The table below presents our employees at March 15, 2005:

Loan officers	19
Loan processors	4
Administrative personnel	6
Corporate	2

Total	31

Available Information

Through our website (www.pgnf.com), we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports and any amendments to those reports as soon as reasonably practicable after such reports or amendments are electronically filed with or furnished to the Securities and Exchange Commission.

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

We have incurred losses since our inception.

As shown in the accompanying consolidated financial statements beginning on page F-1, we incurred a net loss of $4,661 for the year ended December 31, 2004 and cumulative losses of $8,625 since our inception (August 3, 2001). At December 31, 2004, our liabilities exceeded our assets by $1,712. These factors raise substantial doubt about our ability to continue as a going concern. Our continued existence depends on a number of factors, including but not limited to our ability to originate loans profitably, to secure adequate sources of capital and to locate and fund acquisitions of suitable companies. However, there can be no assurance that we will be successful in our endeavors and be able to continue as a going concern.

Risks Related to Our Business

An increase in interest rates could result in a reduction in our loan brokerage volumes, an increase in first payment defaults on loans we brokered, and a reduction in the revenue per loan brokered.

The following are some of the risks we face related to an increase in interest rates:

•	A substantial and sustained increase in interest rates could harm our ability to originate loans because refinancing an existing loan would be less attractive and qualifying for a purchase loan may be more difficult; and

•	If prevailing interest rates increase after we receive a commitment to fund a loan, the value that we receive upon brokering of the loan decreases.

Our business may be significantly harmed by a slowdown in the economy of Florida, where we conduct a significant amount of business.

Since the acquisition of PHF, most of the mortgage loans we have brokered have been secured by property in the state of Florida. A decline in the economy or the residential real estate market in Florida could restrict our ability to broker loans, and significantly harm our business, financial condition, liquidity and results of operations.

Our business may be significantly harmed by the weather in markets where we conduct a significant amount of business.

In 2004, our PHF subsidiary saw a significant reduction in mortgage loans due to the hurricanes that affected the state of Florida. Hurricanes and other natural phenomena could hurt the real estate markets in which we operate and restrict our ability to originate loans. This would significantly harm our business, financial condition, liquidity and results of operations.

We face intense competition that could adversely impact our market share and our revenue.

We face intense competition from other financial and mortgage companies, internet-based lending companies where entry barriers are relatively low, and from traditional bank and thrift lenders to the mortgage industry. As we seek to expand our business further, we will face a significant number of additional competitors, many of whom will be well-established in the markets we seek to penetrate. Some of our competitors are much larger, have better name recognition, and have far greater financial and other resources than us.

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

The intense competition in the mortgage industry has also led to rapid technological developments, evolving industry standards and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the internet, we may be required to make significant changes to our current retail operations and information systems to compete effectively. Our inability to continue enhancing our current capabilities, or to adapt to other technological changes in the industry, could significantly harm our business, financial condition, liquidity and results of operations.

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

Defective loans may harm our business.

In connection with the origination of loans, we are required to make a variety of customary representations and warranties regarding the loans we originate, primarily related to fraud on the application and first payment defaults. These representations and warranties relate to, among other things, compliance with laws; regulations and underwriting standards; the accuracy of information in the loan documents and loan file; and the characteristics and enforceability of the loan.

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

We depend upon our loan officers to attract borrowers, by, among other things, developing relationships with financial institutions, other mortgage companies, real estate agents, borrowers and others. We believe that these relationships lead to repeat and referral business. The market for skilled executive officers and loan officers is highly competitive and historically has experienced a high rate of turnover. In addition, if a manager leaves our company there is a likelihood that other members of his or her team will follow. Competition for qualified loan officers may lead to increased hiring and retention costs. Our inability to attract or retain a sufficient number of skilled loan officers and other key employees at manageable costs could harm our business.

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

We intend to continue to grow through internal expansion and by making selective acquisitions of small- to medium-sized mortgage brokers. We cannot predict whether we will be successful in pursuing these acquisitions or whether these acquisitions will provide us with positive operating results. Consummation of each acquisition is subject to various conditions, such as securing the approval of state licensing bodies. Acquisitions may involve a number of specific risks including adverse short-term effects on our results of operations, dilution from issuances of our common stock and strain on our financial and administrative infrastructure.

Our acquisition strategy involves numerous other risks, including risks associated with:

•	Identifying acquisition candidates and negotiating definitive purchase agreements on satisfactory terms;

•	Conducting adequate due diligence;

•	Integrating operations, personnel and management information systems;

•	Managing a growing and geographically diverse group of employees;

•	Diverting management’s attention from other business concerns; and

•	Competition for attractive acquisition candidates from other acquirors.

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

We are currently licensed, or exempt from licensing, in 2 states and must comply with the laws and regulations, as well as judicial and administrative decisions, of these jurisdictions, as well as an extensive body of federal laws and regulations. The volume of new or modified laws and regulations has increased in recent years. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow to include other states, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations. Increased regulation would result in increased compliance costs.

Our failure to comply with these laws can lead to civil and criminal liability; loss of our licenses and right to do business in the various states; class action lawsuits; and administrative enforcement actions.

Several federal, state and local laws and regulations have been adopted or are under consideration intended to eliminate so-called “predatory” lending practices. Many of these laws and regulations impose broad restrictions on certain commonly accepted lending practices, including some of our practices. There can be no assurance that these proposed laws, rules and regulations, or other similar laws, rules or regulations, will not be adopted in the future. Adoption of these laws and regulations could have a material adverse impact on our business by substantially increasing the costs of compliance with a variety of inconsistent federal, state and local rules, or by restricting our ability to charge rates and fees adequate to compensate us for the risk associated with certain loans.

The increased governmental scrutiny of Fannie Mae and Freddie Mac may also result in regulatory changes and oversight which may have an adverse impact on the industry generally, and in turn have a negative effect on our business.

Stockholder refusal to comply with regulatory requirements may interfere with our ability to do business in certain states.

Some states in which we operate may impose regulatory requirements on our officers and directors and persons holding certain amounts of our common stock, usually 10% holders. If any of these persons fails to meet or refuses to comply with a state’s applicable regulatory requirements for licensing, we could lose our authority to conduct business in that state.

We may be unable to compete effectively with financial institutions that are exempt from certain state restrictions.

Certain federally chartered financial institutions are exempt from the state laws to which we are subject and may operate more effectively under the federal laws that govern their operations. The increasing number of federal, state and local “anti-predatory lending” laws may restrict our ability to originate or increase our risk of liability with respect to certain mortgage loans and could increase our cost of doing business.

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

ITEM 2. PROPERTIES

Our executive office is located at 2207 Sawgrass Village Drive, Ponte Vedra Beach, Florida. We presently occupy approximately 348 square feet of space at this location and pay no annual rent on our executive office.

Our PHF subsidiary occupies approximately 2,500 square feet in Maitland, Florida under a lease expiring March 31, 2006. The annual rent on our office in Maitland, Florida is $52, with an escalator clause based on CPI.

ITEM 3. LEGAL PROCEEDINGS

On September 24, 2004, the Company defaulted on its promissory note dated June 4, 2003 to Bank of America, N.A. (“BoA”) being unable to repay this note in full when demanded to do so by BoA. BoA commenced legal action against us and other guarantors of the indebtedness for repayment. On December 13, 2004, we entered into a standstill agreement with BoA whereby, for a principal reduction payment of $25 and the payment of an extension fee and BoA’s legal fees, the maturity date of the note was extended to December 1, 2005, the interest rate was increased to the bank’s prime rate plus 4%, and requires principal reduction payments of $5 per month through November 1, 2005.

On October 15, 2004, we were served with a summons on an eviction action of our executive offices by our landlord seeking unpaid rent and other damages of $268. We agreed to vacate the office space we occupied in forgiveness of unpaid rents under the lease and forfeiture of our deposit of $25. Based upon this agreement, the action was dismissed with prejudice.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol PGNF. As of March 23, 2005, we had 85,860,249 shares of common stock issued and outstanding, respectively.

The following table sets forth, for the periods indicated, the high and low bid prices per share of our common stock as quoted on the OTC Bulletin Board.

	High	Low
2005
1st Quarter through March 23, 2005	$0.09	$0.03

2004
4th Quarter	$0.17	$0.04
3rd Quarter	$0.15	$0.04
2nd Quarter	$0.14	$0.04
1st Quarter	$0.34	$0.10

2003
4th Quarter	$0.52	$0.15
3rd Quarter	$0.62	$0.44
2nd Quarter	$0.75	$0.45
1st Quarter	$0.80	$0.40

Holders

As of March 23, 2005, we had approximately 326 stockholders of record. Only record holders of shares held in “nominee” or street names are included in this number.

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

Recent Sales of Unregistered Securities

During the fourth quarter of 2004, we issued 300,000 restricted shares valued at $17 (or $0.06 per share) under our 2002 Equity Participation Plan to consultants for services during the fourth quarter of 2004, 221,000 shares valued at $11 (or $0.05 per share) to vendors in settlement of certain outstanding obligations, and 625,000 shares valued at $25 (or $0.04 per share) to a director for director fees.

ITEM 6. SELECTED FINANCIAL DATA

The table below sets forth a summary of our results of operations and financial condition as of and for the periods then ended for our continuing operations. This information has been derived from our audited consolidated financial statements contained elsewhere in this report. Such selected financial data should be read in conjunction with those financial statements and the notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also included elsewhere herein.

	Twelve months ended December 31			Inception to December 31
	2004	2003	2002	2001
Statement of operations data:
Total revenues	$2,034	$1,964	$—	$—
Total operating expenses	$2,890	$4,066	$2,337	$225
Interest expense	$107	$415	$5	$—
Loss from continuing operations	$(1,122)	$(1,680)	$(2,342)	$(225)
Loss from continuing operations per common share	$(0.01)	$(0.01)	$(0.04)	$(0.01)

Balance sheet data:
Total assets	$1,492	$35,662	$206	$—
Total liabilities	$3,204	$27,686	$1,074	$197
Stockholders’ deficiency	$(1,712)	$7,976	$(868)	$(197)
Tangible net worth	$(2,535)	$(660)	$(868)	$(197)

As mentioned elsewhere, prior to our acquisitions of PGNF and PHF, we were a development stage enterprise and had no revenues.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes contained elsewhere herein.

General

We are headquartered in Ponte Vedra Beach, Florida and were incorporated in Delaware in August 1999. We are a financial services company focused on the acquisition of mortgage brokers in the one-to-four family residential mortgage market. We conduct business in 3 states.

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

We believe the following critical accounting policies require the most significant estimates and assumptions that are subject to significant change in the preparation of our consolidated financial statements:

Origination Fees

Origination fees are comprised of points and other fees charged on mortgage loans originated by our loan officers and brokered through other banks and financial institutions. Points and fees are primarily a function of the volume of mortgage loans originated by our loan officers.

Loan Origination Costs

We also measure and monitor the cost to originate our loans. Such costs include the points and fees we may pay to our loan officers, net of fees we receive from borrowers, plus our operating expenses associated with the loan origination business.

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

Results of Operations

Until our acquisitions of PGNF and PHF, we were a development stage enterprise and had no revenues. The following table sets forth our results of operations as a percentage of total revenues for our continuing operations for the years ended December 31, 2004 and 2003:

	2004	2003
Revenue:
Loan origination fees	100.0%	100.0%

Total revenue	100.0%	100.0%
Expenses:
Salaries, commissions, and benefits	94.2%	128.2%
Loan production costs	4.5%	5.2%
General and administrative expenses	42.2%	56.7%
Non-recurring charges	1.2%	17.0%

Total expenses	142.1%	207.1%

Operating loss	(42.1)%	(107.1)%
Other expense:
Interest expense	5.3%	21.1%
Loss on sale of assets	0.7%	0.0%
Loss on disposal of segment	5.0%	0.0%

Loss from continuing operations before taxes	(53.1)%	(128.2)%
Provision (benefit) for taxes	2.1%	(42.7)%

Net loss from continuing operations	(55.2)%	(85.5)%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Loan Originations: We originated $86.4 million in mortgage loans for the year ended December 31, 2004 compared to $79.9 million for the year ended December 31, 2003. This increase in loan originations was due primarily to the loan originations in 2003 representing only the eleven months we owned our PHF subsidiary.

Revenues

Revenue from loan closings. Revenue from loan closings increased $70, or 3.6%, to $2,034 for the year ended December 31, 2004 compared to $1,964 for the year ended December 31, 2003. These fees represent points and other fees charged on mortgage loans originated by our loan officers. This increase in revenue from loan closings is due primarily to the revenue from loan closings in 2003 representing only the eleven months we owned our PHF subsidiary. Expressed in terms as revenue per loan, our revenues per loan increased $0.3, or 9.4%, to $3.9 per loan for the year ended December 31, 2004 compared to $3.6 per loan for the year ended December 31, 2003.

Operating Expenses

Salaries, commissions and benefits. Salaries, commissions and benefits decreased $601, or 23.9%, to $1,916 for the year ended December 31, 2004 compared to $2,517 for the year ended December 31, 2003. This decrease was primarily due to a reduction in salaries at our corporate offices in the year ended December 31, 2004 compared to the year ended December 31, 2003.

Loan production costs. Loan production costs decreased $12, or 11.7%, to $91 for the year ended December 31, 2004 compared to $103 for the year ended December 31, 2003. This decrease was due primarily to the higher pull through rate at our PHF subsidiary and reductions in costs associated with originating loans in the year ended December 31, 2004 compared to December 31, 2003.

General and administrative expenses. General and administrative expenses decreased $255, or 22.9%, to $858 for the year ended December 31, 2004 compared to $1,113 for the year ended December 31, 2003. This decrease was primarily due to reduced operating expenses resulting at our corporate headquarters in the year ended December 31, 2004 compared to the year ended December 31, 2003.

Non-recurring expenses. Non-recurring expenses decreased by $308, or 92.5%, to $25 for the year ended December 31, 2004 compared to $333 for the year ended December 31, 2003. For the year ended December 31, 2004, the non-recurring expenses relate to payments made for investment banking fees related to an unsuccessful financing effort. For the year ended December 31, 2003, the non-recurring expenses relate to severance for our former CEO and for investment banking fees and travel related to an unsuccessful financing effort.

Operating loss. The operating loss decreased by $1,246, or 59.3%, to $856 for the year ended December 31, 2004 compared to $2,102 for the year ended December 31, 2003. This decrease was due primarily to factors discussed above.

Interest expense. Interest expense decreased $308, or 74.2%, to $107 for the year ended December 31, 2004 compared to $415 for the year ended December 31, 2003. This decrease was due primarily to the beneficial conversion feature of our convertible debentures being amortized into interest expense in the year ended December 31, 2003.

Loss on sale of assets. Loss on the sale of assets was $15 for the year ended December 31, 2004. This loss related to the sale of office furniture and fixtures at our former corporate office location as part of a settlement of our lease obligation with the landlord.

Loss on disposal of segment. Loss on the disposal of PGNF was $102 for the year ended December 31, 2004. This represents the non-cash loss we incurred in disposing of PGNF.

Provision (benefit) for income taxes. The provision (benefit) for income taxes increased $879 to an expense of $42 for the year ended December 31, 2004 compared to a benefit of $(837) for the year ended December 31, 2003. This increase was primarily due to state income taxes applicable to our PHF subsidiary in 2004 which were not offset by our loss at our corporate office.

Net loss from continuing operations. The net loss from continuing operations decreased $558, or 33.2%, to $1,122 for the year ended December 31, 2004 compared to $1,680 for the year ended December 31, 2003. This decrease was primarily due to the factors discussed above.

Loss from discontinued operations. The loss from discontinued operations increased $3,822, or 1,350.5%, to $3,539 for the year ended December 31, 2004 compared to income from discontinued operations of $283 for the year ended December 31, 2003. This decrease relates primarily to an impairment charge of $2,582 on the goodwill associated with the acquisition of PGNF incurred in the year ended December 31, 2004.

Net loss. The net loss increased $3,264, or 233.6%, to $4,661 for the year ended December 31, 2004 compared to $1,397 for the year ended December 31, 2003. This increase was due to the factors discussed above.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Loan Originations: During the eleven months we owned PHF in 2003, it originated $79.9 million in mortgage loans.

Revenues

Revenue from loan closings. Revenue from loan closings were $1,964 for the year ended December 31, 2003. These fees represent points and other fees charged on mortgage loans originated by our loan officers. The revenue from loan closings represents only the eleven months we owned our PHF subsidiary. For the year ended December 31, 2002, we were a development stage company and had no revenues.

Operating Expenses

Salaries, commissions and benefits. Salaries, commissions and benefits increased $749, or 42.4%, to $2,517 for the year ended December 31, 2003 compared to $1,768 for the year ended December 31, 2002. This increase was due to the inclusion of the salaries, commission and benefits paid by our PHF subsidiary acquired on February 4, 2003 for the year ended December 31, 2003.

Loan production costs. Loan production costs were $103 for the year ended December 31, 2003. These costs relate to costs incurred to originate mortgage loans by our PHF subsidiary acquired February 4, 2003.

General and administrative expenses. General and administrative expenses increased $544, or 95.6%, to $1,113 for the year ended December 31, 2003 compared to $569 for the year ended December 31, 2002. This increase was due to a $330 increase in our operating expenses at our corporate headquarters and $214 in operating expenses for our PHF subsidiary acquired on February 4, 2003.

Non-recurring expenses. Non-recurring expenses were $333 for the year ended December 31, 2003 and consist of $240 in severance for our former CEO and $93 related to investment banking fees and travel related to an unsuccessful financing effort.

Operating loss. The operating loss decreased by $235, or 10.1%, to $2,102 for the year ended December 31, 2003 compared to $2,337 for the year ended December 31, 2002. This decrease was due primarily to factors discussed above.

Interest expense. Interest expense increased $410, or 8200.0%, to $415 for the year ended December 31, 2003 compared to $5 for the year ended December 31, 2002. This increase was due primarily to the beneficial conversion feature of our convertible debentures being amortized into interest expense in the year ended December 31, 2003.

Benefit for income taxes. Benefit for income taxes was $837 for the year ended December 31, 2003 compared to $0 for the year ended December 31, 2002. This increase was due to our not providing a tax benefit related to net operating losses suffered in 2002 since we were a development stage company.

Net loss from continuing operations. The net loss from continuing operations decreased $662, or 28.3%, to $1,680 for the year ended December 31, 2003 compared to $2,342 for the year ended December 31, 2002. This decrease was primarily due to the factors discussed above.

Income from discontinued operations. The income from discontinued operations was $283 for the year ended December 31, 2003 and relates to our former PGNF subsidiary disposed of on May 31, 2004. PGNF was acquired on January 31, 2003 and was included in the results of our operations from that date.

Net loss. The net loss decreased $945, or 40.4%, to $1,397 for the year ended December 31, 2003 compared to $2,342 for the year ended December 31, 2002. This decrease was due to the factors discussed above.

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

	Year Ended December 31, 2004 (in thousands, except per share amount)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$582	$637	$479	$336
Total operating expenses	$1,043	$816	$549	$482
Interest expense	$18	$25	$41	$23
Loss on disposal of segment and assets	$—	$102	$—	$15
Loss from continuing operations	$(479)	$(306)	$(111)	$(226)
Net loss	$(3,351)	$(972)	$(111)	$(227)
Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.00)	$(0.01)

In connection with the audit of our financial statements as of and for the year ended December 31, 2003, we recognized an income tax benefit on our net operating loss. We had not recognized such a benefit in our previously reported quarterly information. In the table below, we have allocated this tax benefit to our previously reported quarterly information.

	Year Ended December 31, 2003 (in thousands, except per share amount)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$270	$545	$656	$493
Total operating expenses	$571	$1,072	$1,031	$1,392
Interest expense	$109	$100	$104	$102
Loss from continuing operations	$(410)	$(627)	$(479)	$(1,001)
Net loss	$(923)	$(281)	$(84)	$(109)
Basic and diluted loss per Share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

Liquidity and Capital Resources

Our primary source of liquidity is from fees earned by originating mortgage loans. Our mortgage origination operations require continued access to cash to fund ongoing administrative, operating, and tax expenses as well as providing cash to fund our corporate operations. Our corporate operations require access to cash to fund ongoing administrative expenses, our acquisition program, tax expenses as well as interest and principal payments under our existing indebtedness.

At December 31, 2004, we had cash and cash equivalents of approximately $135 and fees receivable of $46 with which to satisfy our on-going mortgage and corporate operation’s current liabilities of $2.253. We deemed this liquidity level as insufficient to accomplish our goals and meet our liquidity needs for 2005, and we continued the implementation of our liquidity improvement plan. This plan includes:

•	Reducing our corporate operating expenses.

•	Raising equity capital.

•	Acquiring profitable mortgage brokering operations producing positive cash flow.

•	Renegotiating the terms of our existing indebtedness with major creditors to defer material principal payments into the future.

As part of this plan, we continued the reduction in the amount of cash required to fund our corporate operations which began in June 2004 following the divestiture of PGNF. We expect this reduction in corporate operating expenses will help us obtain profitability with fewer acquisitions needed and will reduce the dilution that would otherwise be required by having to raise a substantial amount of equity capital.

On February 28, 2005, we completed a private placement financing transaction (the “Offering”) pursuant to which we sold 17,207,791 units (at $0.0308 per unit) to several accredited investors for an aggregate purchase price of $530. Each unit consisted of one share of common stock, par value $0.0001 per share (the “Common Stock”), and one warrant to purchase one share of Common Stock at $0.04 per share expiring on December 31, 2007. This Offering increased our cash and cash equivalents by $342 subsequent to our year-end.

On January 19, 2005, we acquired FCM, a South Carolina mortgage brokering company. On March 15, 2005, we announced that we had assumed operations of a branch of another mortgage origination company based in Jacksonville, Florida. We expect these operations to provide cash to fund our corporate operations during the quarter ended June 30, 2005.

We are actively discussing the restructuring of our debt with our creditors. Below is a summary of our actions to date attempting to restructure our debt.

Short-term debt. On June 4, 2003, we entered into a revolving line of credit with a commercial bank in the amount of $250,000. This revolving line of credit had an interest rate of prime, is secured by a general lien on our assets, and is guaranteed by our current and former subsidiaries. The commercial bank demanded repayment of this credit facility on September 13, 2004. We were not able to meet this demand, and, as discussed elsewhere, we entered into a standstill agreement with this bank whereby the maturity date of the note was extended to December 1, 2005, the interest rate was increased to the bank’s prime rate plus 4%, and requires principal reduction payments of $5 per month through November 1, 2005.

Convertible debentures. On March 6, 2003, we completed a private offering of 379 units consisting of (i) a $1 convertible promissory note due December 31, 2003 with interest payable quarterly at a stated interest rate of 15% per annum and (ii) a warrant to purchase shares of common stock, exercisable at $0.25 per share, for each $5.00 in principal of the promissory note issued in the unit. The holder has the right to convert the outstanding principal amount of the convertible promissory note (or any portion thereof), together with accrued interest thereon, into shares of our common stock at a conversion price of $0.25 per share, subject to standard anti-dilution adjustments as specified in the note. In 2005, we repaid principal of $40 to certain holders of our 15% convertible notes and the remaining holders have agreed to amend the maturity date of the convertible notes to December 31, 2006 and reduce the interest rate thereon to 10% in consideration for a reduction in the strike price of the warrants to $0.05 per share. The convertible notes require quarterly interest payments on March 31, June 30, September 30, and December 31 of each year.

Notes payable and liabilities to formerly related party: On April 7, 2005, the holder of notes with a face value of $1,531 and accrued interest of $46 agreed to accept monthly interest payments of approximately $7 in lieu of what is contractually due. There was no set timeframe within which the holder agreed to accept interest only payments. We anticipate working towards a formal standstill agreement with the holder, but we cannot be certain such an agreement will be reached.

Accrued expenses – related parties: On February 28, 2005, certain of our former executives and current shareholders agreed in principal to convert amount currently due them into additional shares of our Series E Preferred Stock. The stated value of each share of the Series E Preferred is $1,000 per share; has a mandatory dividend of 4% of the stated value, per annum and shall be payable on January 1st of each year and is payable in either shares of the Company’s common stock or cash; has no voting rights; and is not convertible.

In addition to the above, we continue to explore additional ways to enhance our liquidity and reduce our insolvency risk.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46(R), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46(R)”). The objective of this Interpretation is not to restrict the use of variable interest entities but to improve financial reporting by enterprises involved with variable interest entities. FIN 46(R) states that a business enterprise with a controlling financial interest in a variable interest entity should include the assets, liabilities, and results of the activities of the variable interest entity in consolidated financial statements with those of the business enterprise. FIN 46(R) applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation has had no effect on the Company’s financial statements.

On December 12, 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 requires acquired impaired loans for which it is probable that the investor will be unable to collect all contractually required payments receivable to be recorded at the present value of amounts expected to be received and prohibits carrying over or creation of valuation allowances in the initial accounting for these loans. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. SOP 03-3 does not have an impact on the Company’s results of operations or financial condition.

In March 2004, Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 105 was issued, which provides guidance regarding loan commitments that are accounted for as derivative instruments under FASB No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities”. In this Bulletin, the SEC ruled that the amount of the expected servicing rights should not be included when determining the fair value of derivative interest rate lock commitments. This guidance must be applied to rate locks initiated after March 31, 2004. SAB No. 105 has had no impact on our financial condition or results of operations.

In March, 2004, the Emerging Issues Task Force (EITF) issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary thereby requiring a charge to earnings. EITF 03-1 also requires additional annual disclosures for investments in unrealized loss positions. The additional annual disclosure requirements were previously issued by the EITF in November 2003 and were effective for the year ended December 31, 2003. In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, which delays the recognition and measurement provisions of EITF 03-1 pending the issuance of further implementation guidance. EITF 03-1 and EITF 03-1-1 do not have an impact on our results of operations or financial condition.

In June 2004, the FASB released EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (EITF 03-6). This pronouncement provides guidance on when to apply the two-class method for computing basic and diluted earnings per share for participating securities. A participating security is a security that participates in undistributed earnings with common stock regardless of whether the participation is dependent upon the occurrence of a specific event. EITF 03-6 did not impact the Company’s results of operations or financial condition.

In December, 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) “Share-based Payment” (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and generally requires that such transactions be accounted for using a fair value-based method with the resulting compensation cost recognized over the period that the employee is required to provide service in order to receive their compensation. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” requiring the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. The provisions of this statement are effective in the first fiscal beginning after June 15, 2005. The impact of the adoption of SFAS 123 is addressed above (see stock-based compensation) and the impact of adopting SFAS 123R is not expected to be materially different.

Impact of Inflation

Inflation affects us most significantly in the area of loan originations and can have a substantial effect on interest rates. Interest rates normally increase during periods of high inflation and decrease during periods of low inflation. Profitability may be directly affected by the level and fluctuation in interest rates that affect our ability to earn a spread between interest received on its loans and the costs of its borrowings. Our profitability is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial increase in interest rates could adversely affect our ability to originate loans and affect the mix of first and second-lien mortgage loan products. Generally, first-lien mortgage production increases relative to second-lien mortgage production in response to low interest rates and second-lien mortgage production increases relative to first-lien mortgage production during periods of high interest rates.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

The following table presents our contractual obligations as of December 31, 2004:

	Payment Due by Period
	Total	Less than One Year	1 – 3 Years	3 – 5 Years
Subordinated debt due formerly related party	$1,531	$580	$951	$—
Convertible debentures	379	379	—	—
Short-term debt	221	221	—	—
Promissory notes	48	48	—	—
Notes due related parties	25	25	—	—
Operating leases	78	55	23	—

	$2,282	$1,308	$974	$—

The fair value of our contractual obligations approximate the carrying value.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

General

We carry interest-sensitive assets on our balance sheet that are financed by interest-sensitive liabilities. Since these interest-sensitive assets and liabilities are not necessarily correlated, we are subject to interest-rate risk. A sudden and sustained increase or decrease in interest rates would impact the fair value of any interest-sensitive assets on our balance sheet. We do not hedge against this interest-rate risk.

The following table illustrates the timing of the re-pricing of our interest-sensitive assets and liabilities as of December 31, 2004 and 2003. We have made certain assumptions in determining the timing of re-pricing of such assets and liabilities.

Description	Zero to Six Months
	2004	2003
Interest-sensitive assets:
Cash and cash equivalents	$135	$70

Total interest-sensitive assets	$135	$70

Interest-sensitive liabilities:
Promissory notes	$221	$245

Total interest-sensitive liabilities	$221	$245

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information called for pursuant to this Item 9 is incorporated by reference from our definitive proxy statement, which we intend to file with the Securities and Exchange Commission no later than April 29, 2005.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance that the information that we must disclose in our reports filed under the Securities and Exchange Act is communicated and processed in a timely manner. Paul K. Danner, Chairman and Chief Executive Officer, and Scott Vining, Chief Financial Officer and Treasurer, participated in this evaluation.

Based on such evaluation, Mr. Danner and Mr. Vining concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective. During the most recent fiscal quarter, there have not been any significant changes in our internal controls or in other factors that could significantly affect those controls.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for pursuant to this Item 10 is incorporated by reference from our definitive proxy statement, which we intend to file with the Securities and Exchange Commission no later than April 29, 2005.

ITEM 11. EXECUTIVE COMPENSATION

The information called for pursuant to this Item 11 is incorporated by reference from our definitive proxy statement, which we intend to file with the Securities and Exchange Commission no later than April 29, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for pursuant to this Item 12 is incorporated by reference from our definitive proxy statement, which we intend to file with the Securities and Exchange Commission no later than April 29, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for pursuant to this Item 13 is incorporated by reference from our definitive proxy statement, which we intend to file with the Securities and Exchange Commission no later than April 29, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for pursuant to this Item 14 is incorporated by reference from our definitive proxy statement, which we intend to file with the Securities and Exchange Commission no later than April 29, 2005.

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

Reports of Independent Certified Public Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Stockholders’ Deficiency

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b)	Reports on Form 8-K

None.

(c)	Exhibits

The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated as of October 14, 2002 among PlanetRx.com, Inc. (n/k/a Paragon Financial Corporation), Paragon Homefunding, Inc. a Delaware Corporation and Mortgage Express, Inc. (n/k/a PGNF Home Lending Corp., et al (the “Mortgage Express Plan of Merger”).**

2.2	Amendment No. 1 to the Mortgage Express Plan of Merger.***

2.3	Agreement and Plan of Merger dated December 9, 2002 among PlanetRx.com, Inc. (n/k/a Paragon Financial Corporation), Paragon Acquisition Corp. II, Paragon Homefunding, Inc., a Florida corporation, et al. (the “Paragon Homefunding Plan of Merger”).***

2.4	Amendment No. 1 to the Paragon Homefunding Florida Plan of Merger.***

2.5	Stock Purchase Agreement between Paragon and Philip Lagori for the sale of PGNF Homelending Corp. +

3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 6, 1999. ****

3.2	Certificate of Amendment of the Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 13, 2000. ****

3.3	Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 30, 2002. ****

3.4	Certificate of Amendment of the Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 26, 2002. ****

3.5	Certificate of Designations of Series E Preferred Stock.*****

3.6	Amended and Restated By-laws. ****

4.1	Form of convertible promissory note. ****

4.2	5% Subordinated promissory note due November 30, 2005 for $480,000 +

4.3	5% Subordinated promissory note due May 31, 2008 for $1,051,225 +

10.1	Amended and Restated Employment Agreement, dated as of September 1, 2002 by and between PlanetRx.com, Inc. (now known as Paragon Financial Corporation) and Paul Danner. ****

10.2	Employment Agreement, dated as of September 4, 2002 by and between PlanetRx.com, Inc. (now known as Paragon Financial Corporation) and Steven A. Burleson. ****

10.3	Employment Agreement, dated as of January 31, 2003 by and between Paragon Financial Corporation and Philip Lagori. ****

10.4	Employment Agreement, dated as of December 30, 2002 by and between Paragon Financial Corporation and Scott Vining. ****

10.5	Lease dated January 1, 2003 between Ponte Vedra Management Group, Ltd. and Paragon Financial Corporation. ****

10.6	Lease dated September 1, 2000 between 820 West Lake, LLC and Mortgage Express, Inc. (n/k/a PGNF Home Lending Corp.). ****

10.7	Employment Agreement, dated October 16, 2003, by and between Paragon Financial Corporation and George O. Deehan *****

10.8	Employment Agreement, dated June 17, 2003, by and between Paragon Financial Corporation and Joseph P. Bryant, Jr. *****

10.9	Employment Agreement, dated May 6, 2003, by and between Paragon Financial Corporation and Steven L. Barnett. *****

21.1	Subsidiary of the Registrant *

23.1	Consent of Accountant *

31.1	Certification of Chief Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 12, 2005 *

31.2	Certification of Chief Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 12, 2005 *

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 12, 2005 *

*	Filed herewith
+	Filed as an exhibit to Paragon’s Current Report on Form 8-K/A, as amended, for an event dated June 30, 2004
@	This exhibit represents a management contract
**	This exhibit represents a compensatory plan
***	Filed as an exhibit to Paragon’s Current Report on Form 8-K for an event dated January 31, 2003
****	Filed as an exhibit to Paragon’s Annual Report on Form 10-K for the year ended December 31, 2002
*****	Filed as an exhibit to Paragon’s Quarterly Report for the period ended September 30, 2003, as amended

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS

PARAGON FINANCIAL CORPORATION

We have audited the accompanying consolidated balance sheets of Paragon Financial Corporation and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficiency, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficiency, and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has suffered losses from operations and has a negative tangible net worth that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ STEVENS, POWELL & COMPANY, P.A.

Jacksonville, Florida

March 23, 2005, except as to Note 16 for which the date is April 7, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS

PARAGON FINANCIAL CORPORATION

We have audited the accompanying statements of operations, stockholders’ deficiency and cash flows of Paragon Financial Corporation (a development stage company) for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Paragon Financial Corporation for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has suffered losses from operations and has net working capital and stockholders’ deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements referred to above do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BP PROFESSIONAL GROUP LLP

Farmingdale, New York

March 6, 2003

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003

(Dollars in thousands, except share data)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$135	$70
Fees receivable	46	80
Prepaid and other current assets	9	37

Total current assets	190	187

Office property and equipment, net of accumulated depreciation of $43 and $27	64	132
Goodwill	822	822
Other assets	416	475
Assets of discontinued operations	—	34,046

TOTAL ASSETS	$1,492	$35,662

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Current portion of long-term debt	100	—
Short-term debt	221	245
Notes payable	528	20
Notes payable – related parties	25	25
Convertible debentures payable	379	379
Accounts payable	371	290
Stock subscription proceeds received	178	—
Accrued expenses – related parties	59	59
Income taxes payable	10	—
Accrued expenses – other	382	514

Total current liabilities	2,253	1,532

Long-term debt:
Liabilities to formerly related parties, less current portion	951	—
Liabilities of discontinued operations	—	26,154

Total liabilities	3,204	27,686

Stockholders’ deficiency:
Preferred stock: Issuable in series, $0.0001 par value; 5,000,000 shares authorized: Series E, $1,000 stated value; 659 and 2,459 shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value. 400,000,000 shares authorized: 65,212,744 and 116,396,479 shares issued and outstanding	6	11
Additional paid-in capital	6,914	11,779
Accumulated deficit	(8,625)	(3,964)
Cumulative comprehensive income	—	202
Unearned stock-based compensation	(7)	(52)

Total stockholders’ (deficit) equity	(1,712)	7,976

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,492	$35,662

See accompanying notes to consolidated financial statements.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollars in thousands, except share data)

	2004	2003	2002
Revenue:
Loan origination fees	$2,034	$1,964	$—

Expenses:
Salaries, commissions, benefits, and stock-based compensation	1,916	2,517	1,768
Loan production costs	91	103	—
General and administrative expenses	858	1,113	569
Non-recurring charges	25	333	—

Total expenses	2,890	4,066	2,337

Operating loss	(856)	(2,102)	(2,337)

Interest expense, net	107	415	5
Loss on disposal of assets	15	—	—
Loss on disposal of segment	102	—	—

Loss from continuing operations before provision for income taxes	(1,080)	(2,517)	(2,342)

Provision (benefit) for income taxes	42	(837)	—

Loss from continuing operations	(1,122)	(1,680)	(2,342)

Discontinued operations (Note 2):
(Loss) income from discontinued operations before provision (benefit) for income taxes	(3,539)	565	—

(Benefit) provision for income taxes	—	282	—

(Loss) income from discontinued operations	(3,539)	283	—

Net loss	$(4,661)	$(1,397)	$(2,342)

Net Income Per Common Share - Basic and Diluted:

Loss from continuing operations	$(0.01)	$(0.01)	$(0.04)

(Loss) income from discontinued operations	$(0.04)	$0.00	$0.00

Basic earnings per share	$(0.05)	$(0.01)	$(0.04)

Weighted average shares outstanding – basic and diluted	85,799	111,620	54,407

See accompanying notes to consolidated financial statements.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2004, AND 2003

(Dollars in thousands)

	2004	2003
Net Loss	$(4,661)	$(1,397)

Other comprehensive income:
Unrealized gain on available-for-sale securities, net of income taxes	—	202

Comprehensive loss	$(4,661)	$(1,195)

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(Dollar in thousands)

	Preferred Shares	Amount	Common Shares	Amount	Additional Paid-in Capital	Subscriptions Receivable	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Unearned stock-based compensation	Total Stockholders’ Deficiency
Balance January 1, 2002	—	$—	33,822,480	$3	$26	$(1)	$—	$(225)	$—	$—	$(197)
March 1 Contribution from founding shareholders of 5,477,325 shares as treasury stock					200	1	(200)				1
March 1 Issuance of 16,431,975 restricted and unrestricted shares for services			10,954,650	1	399		200			(400)	200
May 31 Issuance of shares for cash			10,783,486	1	384						385
May 31 Issuance of shares to effect reverse acquisition			6,173,403	1	(73)						(72)
June 30 Amortization of restricted shares										62	62
July 10 Issuance of shares for services			458,725	—	46						46
July 16 Rescission of 16,431,975 shares and re-issuance and re-allocation as unrestricted shares					148					338	486
August 1 Contribution of services by shareholder					5						5
November 8 Issuance of shares for services			400,000	—	36						36
December 30 Issuance of options to consultants					421						421
December 31 Issuance of warrants included in convertible debentures					6						6
December 31 Beneficial conversion feature on convertible debentures					95						95
Net loss								(2,342)			(2,342)

Balance December 31, 2002	—	—	62,592,744	6	1,693	—	—	(2,567)	—	—	(868)
January 31 Issuance of shares for acquisition			52,329,735	5	6,362						6,367
February 4 Issuance of shares for acquisition			1,224,000	—	836						836
March 26 Issuance of preferred stock for accrued compensation	659	—			659						659
March 26 Issuance of preferred stock for promissory note and accrued interest	1,800	—			1,812						1,812
March 31 Issuance of warrants included in convertible debentures					18						18
March 31 Beneficial conversion feature on convertible debentures					222						222
March 31 Receipt of cash for websites					13						13
May 12 Issuance of restricted stock award			250,000	—	125					(125)	—
May 30 Receipt of cash for websites					35						35
June 30 Amortization of restricted stock award										10	10
September 12 Receipt of cash for website					1						1
September 30 Amortization of restricted stock award										31	31
November 14 Receipt of cash for website					3						3
December 31 Amortization of restricted stock award										32	32
Comprehensive loss:
Net loss								(1,397)
Unrealized gain on marketable securities									202
Total comprehensive loss											(1,195)

Balance December 31, 2003	2,459	—	116,396,479	11	11,779	—	—	(3,964)	202	(52)	7,976
March 31 Amorization of restricted stock award										31	31
May 27 Receipt of cash for website					30						30
June 30 Amortization of restricted stock award										21	21
May 31 Disposal of segment	(1,800)		(52,329,735)	(5)	(4,948)						(4,953)
July 1 Issuance of restricted stock award to consultant			200,000	—	10					(10)	—
September 30 Amortization of restricted stock award										5	5
October 13 Issuance of shares for insurance premium			125,000		6						6
November 18 Issuance of shares for services			96,000		5						5
November 18 Issuance of restricted shares for services			100,000		7					(7)	—
December 31, 2004 Issuance of shares for director fees			625,000		25						25
December 31 Amortization of restricted stock award										5	5
Realization of comprehensive income									(202)		(202)
Net loss								(4,661)			(4,661)

Balance December 31, 2004	659	$—	65,212,744	$6	$6,914	$—	$—	$(8,625)	$—	$(7)	$(1,712)

see accompanying notes to consolidated financial statements.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002,

(Dollars in thousands)

	2004	2003	2002
Net loss from continuing operations	$(1,122)	$(1,680)	$(2,342)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	30	26	1
Loss on sale of assets	15	—	—
Loss on disposal of segment	102	—	—
Deferred compensation to related parties, subsequently converted to preferred shares	—	—	504
Non-cash stock compensation	87	86	1,256
Deferred taxes	30	(446)	—
Changes in assets and liabilities:
(Increase) decrease in fees receivable	34	(31)	—
Decrease (increase ) in prepaid and other current assets	57	105	(31)
Increase in accounts payable	91	113	67
(Decrease) increase in accrued expenses	(93)	617	225
Increase in income taxes payable	10	—	—

Cash used in operating activities	(759)	(1,210)	(320)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(2)	(117)	(2)
Cash acquired in purchase of business	—	44	—
Proceeds from the sale of assets	25	—	—
Proceeds from the sale of websites	30	52	—
Deposits made	—	—	(25)
Deferred merger costs	—	—	(58)

Cash provided by (used in) investing activities	53	(21)	(85)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	—	386
Proceeds from the issuance of warrants	—	18	6
Proceeds for common stock subscriptions	178		—
Proceeds from issuance of debentures	—	222	104
Borrowings under line of credit	—	245	—
Repayments of debt	(45)	(35)	—

Cash provided by financing activities	133	450	496

Net cash provided by discontinued operations	638	760	—

Increase (decrease) in cash and cash equivalents	65	(21)	91

Cash and cash equivalents at beginning of period	70	91	—

Cash and cash equivalents at end of period	$135	$70	$91

See accompanying notes to consolidated financial statements.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY - Paragon Financial Corporation (the “Company”) was incorporated in Delaware on August 27, 1999 under the name PRx Holdings, Inc. and operated as an online healthcare destination for commerce, content and community. The Company closed its online health store in March 2001. Shortly thereafter, the Company began the process of liquidating its online health store and seeking a merger partner as an alternative to complete liquidation.

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

ACQUISITIONS - On January 31, 2003, the Company completed its merger with PGNF Home Lending Corp. (“PGNF”) (f/k/a Mortgage Express, Inc.), and as a result of the merger, PGNF became a wholly-owned subsidiary. PGNF has been in the business of originating residential mortgage loans since 1998. Subject to the terms of the merger agreement, at closing, all of the outstanding shares of PGNF’s common stock converted into 52,329,735 shares of the Company’s common stock valued at $6.4 million (or approximately $0.122 per share), or approximately 45.5% of the then outstanding common stock after the consummation of the merger. Additionally, the Company issued a promissory note in the amount of $1.8 million to an entity wholly-owned by the sole shareholder of PGNF. The promissory note accrued interest at 4.92% and was payable on July 31, 2004. On March 26, 2003, the holder of this note agreed to convert the note and accrued interest into 1,800 shares of our Series E preferred stock with a face value of $1,000 per share, and a 4% stated dividend payable in cash or shares of common stock, at the Company’s option. This series of preferred stock does not provide for redemption and is non-voting. On May 31, 2004, the Company divested PGNF (See Note 2 – Discontinued Operations).

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

GENERAL - This summary of significant accounting policies is presented to assist in understanding the financial statements of the Company. The financial statements and notes are representations of the Company’s management. The Company’s management is responsible for the integrity and objectivity of these financial statements.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. In consolidation, all material intercompany balances and transactions have been eliminated. Results of operations of companies acquired in transactions accounted for under the purchase method of accounting are included in the financial statements from the date of the acquisition. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

CASH AND CASH EQUIVALENTS - For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with maturities of three months or less on their acquisition date to be cash equivalents. Cash and cash equivalents include cash on hand and funds held in checking, money market, and savings accounts.

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

Equity securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in other income. During 2004 and 2003, the Company did not engage in trading securities.

Declines in the fair value of individual and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. As of December 31, 2004 and 2003, no securities were determined to have other than a temporary decline in fair value below cost.

In fiscal 2004 and 2002, the Company had no items of comprehensive loss other than net loss.

DERIVATIVES - The Company does not purchase, sell, or utilize off-balance sheet derivative financial instruments or derivative commodity instruments.

GOODWILL - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill and other intangible assets are stated on the basis of cost. See also “Impairment” which follows.

IMPAIRMENT - Long-lived assets, including certain identifiable intangibles and goodwill, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable including, but not limited to, a deterioration of profits for a business segment that has long-lived assets, and when other changes occur which might impair recovery of long-lived assets. Management has reviewed the Company’s long-lived assets and has recorded an impairment charge of $2,582 in the year ended December 31, 2004 related to its PGNF subsidiary to reduce the carrying value of PGNF to estimated realizable value. The method used to determine the existence of an impairment would be generally by comparing the undiscounted operating cash flows estimated over the remaining useful lives of the related long-lived assets to their related carrying amounts. Impairment is measured as the difference between fair value and unamortized cost at the date impairment is determined.

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

ADVERTISING - The Company’s advertising costs are expensed as incurred. Advertising expense were $20, $60, and $0 for the years ended December 31, 2004, 2003 and 2002 respectively.

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

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company originates and processes loans that are closed and immediately assigned to financial institutions or mortgage banking companies throughout Florida, although the majority of PHF’s business is in the Central Florida area. The Company closed loans with approximately ten financial institutions or mortgage companies of which only two, Irwin Mortgage and Chase Mortgage, exceeded 10% of the total volume for the years ended December 31, 2004 and 2003.

The Company maintains its cash in bank deposit accounts at a high credit-quality financial institution. At times during the years ended December 31, 2004 and 2003, the Company’s cash balances exceeded the federally-insured limit. Management believes this policy will not adversely affect the Company. At December 31, 2004 and 2003, cash balances exceeded the federally-insured limit by $0 and $225, respectively.

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

As of December 31, 2004, there were stock options outstanding for the purchase of 34,411,750 shares of the Company’s common stock. There were 22,935,000 stock options granted and 29,262,000 forfeited during the year ended December 31, 2004.

The following table shows the pro forma net loss as if the fair value method of SFAS No. 123 had been used to account for stock-based compensation expense for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands, except per share amounts):

	2004	2003	2002
Net loss from continuing operations, as reported	$(1,122)	$(1,680)	$(2,342)
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	521	707	47

Pro forma net loss from continuing operations	$(1,643)	$(2,387)	$(2,389)

Net loss per share from continuing operations:
Basic and diluted, as reported	$(0.01)	$(0.01)	$(0.04)

Pro forma basic and diluted	$(0.02)	$(0.02)	$(0.04)

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (continued)

RECENT ACCOUNTING DEVELOPMENTS - In January 2003, the FASB issued FIN 46(R), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (“FIN 46(R)”). The objective of this Interpretation is not to restrict the use of variable interest entities but to improve financial reporting by enterprises involved with variable interest entities. FIN 46(R) states that a business enterprise with a controlling financial interest in a variable interest entity should include the assets, liabilities, and results of the activities of the variable interest entity in consolidated financial statements with those of the business enterprise. FIN 46(R) applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation has had no effect on the Company’s financial statements.

On December 12, 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 requires acquired impaired loans for which it is probable that the investor will be unable to collect all contractually required payments receivable to be recorded at the present value of amounts expected to be received and prohibits carrying over or creation of valuation allowances in the initial accounting for these loans. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. SOP 03-3 does not have an impact on the Company’s results of operations or financial condition.

In March 2004, Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 105 was issued, which provides guidance regarding loan commitments that are accounted for as derivative instruments under FASB No. 133 (as amended), “Accounting for Derivative Instruments and Hedging Activities”. In this Bulletin, the SEC ruled that the amount of the expected servicing rights should not be included when determining the fair value of derivative interest rate lock commitments. This guidance must be applied to rate locks initiated after March 31, 2004. SAB No. 105 has had no impact on our financial condition or results of operations.

In March, 2004, the Emerging Issues Task Force (EITF) issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary thereby requiring a charge to earnings. EITF 03-1 also requires additional annual disclosures for investments in unrealized loss positions. The additional annual disclosure requirements were previously issued by the EITF in

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (continued)

November 2003 and were effective for the year ended December 31, 2003. In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, which delays the recognition and measurement provisions of EITF 03-1 pending the issuance of further implementation guidance. EITF 03-1 and EITF 03-1-1 do not have an impact on our results of operations or financial condition.

In June 2004, the FASB released EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128” (EITF 03-6). This pronouncement provides guidance on when to apply the two-class method for computing basic and diluted earnings per share for participating securities. A participating security is a security that participates in undistributed earnings with common stock regardless of whether the participation is dependent upon the occurrence of a specific event. EITF 03-6 did not impact the Company’s results of operations or financial condition.

In December, 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) “Share-based Payment” (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and generally requires that such transactions be accounted for using a fair value-based method with the resulting compensation cost recognized over the period that the employee is required to provide service in order to receive their compensation. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” requiring the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. The provisions of this statement are effective in the first fiscal beginning after June 15, 2005. The impact of the adoption of SFAS 123 is addressed above (see stock-based compensation) and the impact of adopting SFAS 123R is not expected to be materially different.

NOTE 2. DISCONTINUED OPERATIONS

On June 30, 2004, we closed the sale of our PGNF Home Lending Corp. (“PGNF”) subsidiary effective May 31, 2004. Pursuant to the agreement, the Company exchanged the common stock of PGNF, as well as the assumption of all of PGNF’s liabilities, contingent and otherwise, for 52,329,735 shares of our common stock valued at $3,140 (based upon the closing price of $0.06 on May 31, 2004) and 1,800 shares of our Series E preferred stock plus accrued dividend valued at $1,998. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of the PGNF have been classified as discontinued operations, with its operating results in the current and prior periods reported in discontinued operations for the years ended December 31, 2004 and 2003.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 2. DISCONTINUED OPERATIONS (continued)

A summary of the operating results of the discontinued operations for the years ended December 31, 2004 and 2003 is as follows.

	2004	2003
Revenue:
Gain on sale of loans	$2,160	$7,230
Loan origination fees	551	3,031
Interest, dividends, and other income	546	1,680

Total revenue	3,257	11,941

Expenses:
Salaries, commissions, benefits, and stock-based Compensation	2,151	5,914
Loan production costs	310	1,168
General and administrative expenses	1,519	2,989
Impairment of goodwill	2,582	—
Non-recurring expense (income)	(198)	—
Interest expense	436	1,259
Other (income) expense	(4)	46

Total expenses	6,796	11,376

(Loss) income from discontinued operations before provision for income taxes	(3,539)	565
Provision for income taxes	—	282

(Loss) income from discontinued operations	$(3,539)	$283

The following is a summary of the assets and liabilities of our discontinued operations as of December 31, 2003:

2003
ASSETS:
Cash and cash equivalents	$482
Fees receivable	93
Mortgage loans receivable held-for-sale, net	23,245
Office property and equipment, net of accumulated depreciation of $259	1,021
Other notes and mortgages receivable	136
Available-for-sale securities	995
Goodwill	7,814
Prepaid and other assets	260

Total assets of discontinued operations	$34,046

LIABILITIES:
Warehouse lines of credit	$22,711
Notes payable	1,581
Subordinated note payable – related party	776
Accounts payable	541
Accrued expenses – other	342
Derivative liability	203

Total liabilities of discontinued operations	$26,154

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 3. GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $4,661 for the year ended December 31, 2004, and cumulative losses of $8,625. At December 31, 2004, we had a working capital deficit of $2,063 and a deficit in stockholders’ deficiency of $1,712. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To remain viable as a going concern, the Company has initiated and executed upon a plan that includes reducing operating expenses, raising additional equity capital, acquiring profitable mortgage brokering operations producing positive cash flow, and renegotiating the terms of its existing indebtedness to reduce their current cash requirements (See Note 16). Though management has accomplished certain aspects of its plan, there can be no assurance that its plan will be successful and the Company will be able to continue as a going concern.

NOTE 4. OFFICE PROPERTY AND EQUIPMENT

Office property and equipment from continuing operations as of December 31, 2004 and 2003 are summarized as follows:

	2004	2003
Furniture and fixtures	$20	$66
Office equipment	87	93

	107	159
Accumulated depreciation	(43)	(27)

	$64	$132

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $30, $26, and $1 respectively.

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

$822

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 6. OTHER ASSETS

Other assets from continuing operations at December 31, 2004 and 2003 were:

	2004	2003
Deferred income tax assets	$414	$446
Security deposits and other	2	29

	$416	$475

NOTE 7. DEBT

The Company’s debt as of December 31, 2004 and 2003 was as follows:

	2004	2003
Revolving line of credit subject to a standstill agreement with a commercial bank secured by certain equipment and furniture of the Company bearing interest at prime rate requiring monthly principal reductions of $5 per month, through November 1, 2005 (see below)	$221	$245
Insurance premium finance note bearing an interest rate of 8% with monthly principal and interest payments of $6, due May 1, 2005	24	20
Promissory note to vendor bearing interest of 8% with monthly principal and interest payments of $4, currently past due since October 15, 2004	24	—
Promissory note to shareholders of PHF bearing interest at 4.92%, due December 31, 2005	25	25
Convertible debentures bearing interest at 15%, due December 31, 2004; subsequently modified to mature December 31, 2006 (See Note 16)	379	379
Subordinated note payable to former stockholder bearing interest at 5%, due November 30, 2005, currently in default for current payments due at December 31, 2004 (see Note 16)	480	—
Subordinated note payable to former stockholder bearing interest at 5%, due May 31, 2008, currently in default for current payments due at December 31, 2004 (see Note 16)	1,051	—

	$2,204	$669

On September 24, 2004, the Company defaulted on its promissory note dated June 4, 2003 to Bank of America, N.A. (“BoA”) being unable to repay this note in full when demanded to do so by BoA. BoA has commenced legal action against us and other guarantors of the indebtedness for repayment. On December 13, 2004, we entered into a standstill agreement with BoA whereby, for a principal reduction payment of $25 and the payment of an extension fee and BoA’s legal fees, the maturity date of the note was extended to December 1, 2005, the interest rate was increased to the bank’s prime rate plus 4%, and requires principal reduction payments of $5 per month through November 1, 2005.

On January 1, 2005, the Company defaulted on its subordinated promissory notes due a formerly related party. These notes represent indebtedness incurred in the divestiture of PGNF. On April 7, 2005, the Company reached an agreement with the holder of the notes whereby the Company would begin making monthly interest payments of approximately $7 on the notes beginning April 2005. The agreement does not include a waiver of rights by the holder.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 7. DEBT (continued)

Maturities of debt at December 31, 2004 are as follows:

Year Ending	Amount
2005	$1,253
2006	100
2007	100
2008	751

Total	$2,204

NOTE 8. STOCKHOLDERS’ DEFICIENCY

PREFERRED STOCK - The Company’s certificate of incorporation authorizes a series of 5,000,000 shares of preferred stock with a par value of $0.0001 and with such rights, privileges and preferences, as the board of directors may determine.

On March 26, 2003, the Company’s board of directors authorized the issuance of 3,000 shares of preferred stock, par value $0.0001 per share, and designated the shares as Series E Preferred Shares (the “Series E Preferred”). The stated value of each share of the Series E Preferred is $1,000 per share; has a mandatory dividend of 4% of the stated value, per annum and shall be payable on January 1st of each year and is payable in either shares of the Company’s common stock or cash; has no voting rights; and is not convertible. On March 26, 2003, certain of the Company’s executive officers converted certain accrued salary and benefits into 659 shares of Series E Preferred.

On March 26, 2003, the holder of the note issued for the PGNF acquisition agreed to convert the note and accrued interest into 1,800 shares of our Series E preferred stock with a face value of $1,000 per share, and a 4% stated dividend payable in cash or shares of common stock, at the Company’s option. This series of preferred stock does not provide for redemption and is non- voting. On May 31, 2004, these 1,800 shares were returned to the Company as part of the divestiture of PGNF discussed above (See Notes 1 and 2).

STOCK PURCHASE WARRANTS - As part of its convertible notes offering, the Company issued detachable warrants to purchase up to 75,800 shares of common stock at a rate of $0.25 per share. The warrants are exercisable at a rate of $0.25 per share for a period of three years.

COMMON STOCK - In March 2002, the Company, partially through its founding shareholders, issued a total of 16,431,975 shares of restricted and unrestricted common stock to its newly recruited chief executive officer in connection with his employment agreement and recorded $200 of non-cash stock compensation applicable to the 5,477,325 of shares that were unrestricted. Immediately prior to their issuance to the new chief executive officer, they had been contributed, at no consideration, to the Company by the Company’s two founding shareholders. Of the 10,954,650 restricted shares issued, all of which were newly issued shares, 8,215,875 were to vest over time with the value of the stock award to be amortized to expense over the

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 8. STOCKHOLDERS’ DEFICIENCY (continued)

related vesting period. The remaining 2,738,775 restricted shares were to vest upon the Company’s completing its initial acquisition, with a compensation charge to be recorded based on the market value of the stock at the time of such initial acquisition. On July 16, 2002, this individual resigned as chief executive officer of the Company. In connection with his resignation, he rescinded the stock grant as well as all options that he had been granted. In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, the Company recorded approximately $62 of income in order to reverse the effects of amounts previously recorded as expense for the amortization of unvested restricted stock that was forfeited. Also, pursuant to the terms of the rescission agreement, the unrestricted shares that were issued to the individual that had been contributed to the Company by the founding shareholders were reissued to them and pursuant to the merger agreement with PlanetRx.com the restricted shares were reallocated to all shareholders that had existed just prior to the merger with PlanetRx.com. The reallocation to all other shareholders was a “de facto” proportional stock split, not requiring any accounting recognition. The re-issuance of the shares to the founding shareholders resulted in a $548 charge to non-cash stock-based compensation, since among other factors, they assumed the responsibilities of the former executive.

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

STOCK OPTIONS - In December 2002, the Company’s shareholders approved the 2002 Equity Participation Plan (the “2002 Plan”). The maximum number of shares of common stock that may be issued pursuant to options or as restricted stock granted under the 2002 Plan is one hundred million shares. The 2002 Plan authorizes the granting of stock options, restricted stock and stock bonuses to employees, officers, directors and consultants, independent contractors and advisors of the Company and its subsidiaries.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 8. STOCKHOLDERS’ DEFICIENCY (continued)

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Expected life of option	4	4	4
Dividend yield	0%	0%	0%
Volatility	136%	37%	115%
Risk free interest rate	3.43%	2.89%	3.94%

The weighted average fair value of options granted to employees, directors and consultants during the years ended December 31, 2004, 2003 and 2002 was as follows:

	2004	2003	2002
Fair value of each option granted	$0.03	$0.18	$	nil
Total number of options granted	22,935,000	27,609,750		38,433,000
Total fair value of all options granted	$790	$4,852		$83

Outstanding options, consisting of ten-year incentive options typically vest and become exercisable over a three-year period from the date of grant. The outstanding options expire ten years from the date of grant or upon retirement from the Company, and their exercise is contingent upon continued employment during the applicable ten-year period.

A summary of the stock option grants outstanding as of December 31, 2004, 2003 and 2002 as well as changes during the years then ended is presented below:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at January 1, 2002	—	—
Granted	38,433,000	$0.19
Assumed in merger	18,750	$2.12
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2002	38,451,750	$0.19
Granted	27,609,750	$0.47
Exercised	—	—
Rescinded	(15,000,000)	$0.26
Forfeited	(10,322,750)	$0.16

Outstanding at December 31, 2003	40,738,750	$0.37
Granted	22,935,000	$0.06
Exercised	—	—
Forfeited	(29,262,000)	$0.31

Outstanding at December 31, 2004	34,411,750	$0.21

Options exercisable at December 31, 2004	10,110,083	$0.18

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 8. STOCKHOLDERS’ DEFICIENCY (continued)

The following table summarizes information about stock options outstanding at December 31, 2004:

Exercise Price Range	12/31/04 Options Outstanding	Options Exercisable	Remaining Life In Years
$0.04 - $0.05	13,000,000	—	9.6
$0.09 - $0.10	7,408,000	7,408,000	7.8
$0.17 - $0.26	1,340,000	683,333	8.8
$0.44 - $0.45	12,645,000	2,000,000	8.5
$2.12 *	18,750	18,750	5.8

	34,411,750	10,110,083

*	Granted by predecessor issuer

NOTE 9. COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Risks - The Company enters into commitments to extend credit in the normal course of business. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. One-to-four family residential properties, if funded, would collateralize the commitments. The Company evaluates each customer’s creditworthiness and obtains appraisals to support the value of the underlying collateral. Also, external market forces affect the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements. The Company quotes interest rates to borrowers, which are generally subject to change by the Company. Although the Company typically honors such interest rate quotes, the quotes do not constitute interest rate locks, minimizing the potential interest rate risk exposure. The Company had no binding commitments to fund loans at December 31, 2004.

Supervisory Regulation - The Company’s mortgage brokering business is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”) and various state and federal agencies with respect to originating, processing, and selling mortgage loans as a nonsupervised correspondent lender. Those rules and regulations require, among other things, that the Company’s subsidiary, PHF, maintain a minimum net worth of $63. As of December 31, 2004, PHF was in compliance with these requirements. The Company currently does not service loans for other investors or federal agencies.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 9. COMMITMENTS AND CONTINGENCIES (continued)

Minimum Operating Lease Commitments - The Company is party to a real estate lease for its Orlando location as well as leases for certain office equipment. The Company pays taxes, insurance, other operating expenses, and general maintenance for all lease arrangements. Rent expense of continuing operations for the years ended December 31, 2004 and 2003 was $163 and $128, respectively, included facilities rent of $157 and $121, respectively. Equipment rent for the same periods totaled $6 and $7, respectively. The minimum rental commitments for the lease agreement for the Company’s premises are as follows:

Year ending December 31,
2005	$55
2006	23

$78

Litigation – On October 15, 2004, the Company was served with a summons on an eviction action by its landlord seeking unpaid rent and other damages of $268. The Company agrees to vacate the office space it occupied in forgiveness of unpaid rents under the lease and forfeiture of its deposit of $25. Based upon this agreement, the action was dismissed with prejudice.

On September 24, 2004, the Company defaulted on its promissory note dated June 4, 2003 to Bank of America, N.A. (“BoA”) being unable to repay this note in full when demanded to do so by BoA. BoA has commenced legal action against the Company and other guarantors of the indebtedness for repayment. On December 13, 2004, the Company entered into a standstill agreement whereby, for a principal reduction payment of $25 and the payment of an extension fee and the bank’s legal fees, the maturity date of the note was extended to December 1, 2005, the interest rate was increased to the bank’s prime rate plus 4%, and requires principal reduction payments of $5 per month through November 1, 2005.

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

NOTE 10. INCOME TAXES

Income tax expense (benefit) from the Company’s continuing operations for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002
Current:
Federal	$—	$(809)	$—
State	42	13	—

	42	(796)	—

Deferred:
Federal	—	(41)	—
State	—	—	—

	—	(41)	—

	$42	$(837)	$—

The components of the Company’s net deferred tax assets as of December 31, 2004, and 2003 were as follows:

	2004	2003
Deferred tax assets:
Deferred salaries and benefits	$735	$756
Operating loss carryforwards	1,462	1,234
Reserves not currently deductible	14	14
Deferred organization costs	68	103

	2,279	2,107
Deferred tax valuation allowance	(1,849)	(1,555)

Deferred tax asset, net of valuation allowance	430	552
Deferred tax liabilities:
Property and equipment	(16)	(106)

	$414	$446

Recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefit associated with temporary differences and operating loss carryforwards will be utilized. A valuation allowance is recorded for those deferred tax assets for which it is more likely than not that the realization will not occur.

Through December 31, 2002, the Company was considered to be in the development stage and had incurred losses since inception. Due to the uncertainty of future taxable income during its development stage, no future tax benefits were recognized. With the acquisitions completed in 2003, the Company was no longer a development stage enterprise and deferred tax assets and liabilities were recognized for the year ended December 31, 2003. While the Company suffered losses in 2004, in management’s opinion, the Company has taken steps to generate future taxable income believed to be sufficient to recognize a portion of the deferred tax assets.

Our valuation allowance at December 31, 2004, consisted of $1,167 for net operating loss carryforwards and $682 for deferred salaries and benefits.

As of December 31, 2004, we have federal and state NOLs providing a tax effected benefit of $1,849. The NOLs expire in varying amounts in fiscal years 2022 to 2024.

The following reconciles the income tax expense computed at the federal statutory income tax rate to the provision for income taxes recorded in the income statement for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Income tax benefit at statutory federal rate	35.0%	(35.0)%	35.0%
State and local income tax (benefit), net of federal benefit	3.9%	2.5%	3.5%
Effect of non-deductible items	0.1%	3.1%	—
Valuation allowance	(35.1)%	(3.9)%	(38.5)%

Effective expense (benefit) rate	3.9%	(33.3)%	0.0%

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 11. NON-RECURRING CHARGES

During 2004, the Company expensed certain investment banking fees and other costs of $25 associated with a failed financing effort. In 2003, the Company expensed certain amounts that were considered non- recurring, which included severance and employment related expense of $240 and costs related to raising capital of $93.

NOTE 12. UNAUDITED QUARTERLY RESULTS

Set forth below is certain unaudited quarterly financial data for each of our last eight quarters. The information has been derived from unaudited financial statements that, in

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 12. UNAUDITED QUARTERLY RESULTS (continued)

the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present such quarterly information in accordance with generally accepted accounting principles. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31, 2004 (in thousands, except per share amount)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$582	$637	$479	$336
Total operating expenses	$1,043	$816	$549	$482
Interest expense	$18	$25	$41	$23
Loss on disposal of segment and assets	$—	$102	$—	$15
Loss from continuing operations before provision for income taxes	$(479)	$(306)	$(111)	$(184)
Net loss	$(3,351)	$(972)	$(111)	$(227)
Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.00)	$(0.00)

In connection with the audit of our financial statements as of and for the year ended December 31, 2003, we recognized an income tax benefit on our net operating loss. We had not recognized such a benefit in our previously reported quarterly information. In the table below, we have allocated this tax benefit to our previously reported quarterly information.

	Year Ended December 31, 2003 (in thousands, except per share amount)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$270	$545	$656	$493
Total operating expenses	$571	$1,072	$1,031	$1,392
Interest expense	$109	$100	$104	$102
Loss from continuing operations	$(410)	$(627)	$(479)	$(1,001)
Net loss	$(932)	$(281)	$(84)	$(109)
Basic and diluted loss per Share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 13. SEGMENT DATA

The Company previously operated in two separate business segments: wholesale and retail. With the disposal of PGNF (Note 2), the Company is currently operating in one business segment: retail mortgage brokering.

NOTE 14. SUPPLEMENTAL CASH FLOW INFORMATION

	2004	2003	2002
Supplemental Cash Flow Data:
Cash interest received	$—	$1,649	$—

Cash interest paid	$—	$1,674	$—

Income taxes paid	$5	$35	$—

Non-cash investing and financing activities:
Issuance of stock for settlement of obligations and payment for services rendered	$232	$—	$—

Issuance of debentures for legal fees	$—	$—	$25

Liabilities assumed in reverse acquisition	$—	$—	$72

Acquisitions of businesses, net of cash acquired:
Fair value of assets acquired	$—	$26,931	$—
Goodwill	—	8,636	—
Liabilities assumed	—	(26,761)	—

Note issued	—	(1,800)	—

Stock issued	—	(7,203)	—

Cash acquired in purchases of businesses	$—	$197	$—

NOTE 15. OTHER RELATED PARTY TRANSACTIONS

The Company has entered into employment agreements with certain of its current and former executive officers. These executive officers had elected to defer receipt of the salaries, related benefits and other items due them pursuant to such contracts until the Company acquired sufficient operating capital through the acquisition of operating companies, raising of debt or equity capital or both. At December 31, 2002, the Company had accrued $666 pursuant to these contracts. Subsequent to December 31, 2002, the Company’s executive officers converted $659 of such accrued compensation due to them to newly issued preferred shares. (See Note 8).

Another minority stockholder provided services to the Company at no cost in August of 2002. These services have been valued at $5 and are included in operating expenses with an offsetting credit to paid-in capital.

At December 31, 2004, promissory notes payable in the amount of $25 were outstanding from the acquisition of PHF, bearing an interest rate of 4.92%, payable December 31, 2005.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 16. SUBSEQUENT EVENTS

On January 19, 2005, the Company completed the acquisition of First Charleston Mortgage, LLC, a privately held South Carolina limited liability company (“FCM”), pursuant to the terms and conditions of a Member Purchase Agreement dated January 19, 2005 (the “Purchase Agreement”) among us, FCM and all of the members of FCM. Pursuant to the Purchase Agreement, the Company acquired all of the members’ interests of FCM for 4,285,714 shares of its common stock, valued at $214,286 based upon the closing price of $0.05 on January 19, 2005. The actual value of FCM is subject to earnout and minimum future earnings provisions as specified in the Purchase Agreement. All members also entered into non-competition agreements with the Company.

On February 28, 2005, the Company completed a private placement financing transaction pursuant to which it sold 17,207,791 units (at $0.0308 per unit) to several accredited investors for an aggregate purchase price of $530,000. Each unit consisted of one share of common stock, par value $0.0001 per share (the “Common Stock”), and one warrant to purchase one share of Common Stock at $0.04 per share expiring on December 31, 2007.

On January 1, 2005, the Company defaulted on its subordinated promissory notes due a formerly related party. These notes represent indebtedness incurred in the divestiture of PGNF. On April 7, 2005, the Company reached an agreement with the holder of the notes whereby the Company would begin making monthly interest payments on the notes beginning April 2005. The agreement does not include a waiver of rights by the holder.

On January 1, 2005, the Company defaulted on its 15% convertible debentures due December 31, 2004. The Company has subsequently repaid principal of $40 to certain holders of its 15% convertible debentures, and holders of $309 of the convertible debentures have agreed to amend the maturity date of the convertible debentures to December 31, 2006 and reduce the interest rate on the debentures to 10% in consideration for a reduction in the strike price of the warrants to $0.05 per share. The convertible debentures require quarterly interest payments on March 31, June 30, September 30, and December 31 of each year.

On February 28, 2005, certain of our former executives and current shareholders agreed in principal to convert amount currently due them into additional shares of our Series E Preferred Stock. The stated value of each share of the Series E Preferred is $1,000 per share; has a mandatory dividend of 4% of the stated value, per annum and shall be payable on January 1st of each year and is payable in either shares of the Company’s common stock or cash; has no voting rights; and is not convertible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paragon Financial Corporation

/s/ PAUL K. DANNER
Paul K. Danner
Chairman & Chief Executive Officer

Dated: April 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ PAUL K. DANNER Paul K. Danner	Chairman of the Board of Directors and Chief Executive Officer	April 14, 2005

/S/ SCOTT L. VINING Scott L. Vining	Chief Financial Officer, Treasurer and Secretary	April 14, 2005

/s/ George O. Deehan George O. Deehan	Director	April 14, 2005

/s/ Charles Van Sickle Charles Van Sickle	Director	April 14, 2005

/s/ Stephen Croskrey Stephen Croskrey	Director	April 14, 2005