Form 10-K/A
period 2004-12-31
PARAGON FINANCIAL CORP
filed 2005-05-02
CIK 1089979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-1

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

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2004 was approximately $1,491 based upon the closing sales price for our common stock on such date of $0.05 per share as reported on such date by the Nasdaq Over-The-Counter Bulletin Board. In making this calculation, the Registrant has assumed, without admitting for any other purpose, that all executive officers and directors of the Registrant are affiliates.

As of April 29, 2005, the Registrant had 86,706,250 shares of common stock outstanding.

EXPLANATORY NOTE:

This Annual Report on Form 10-K/A has been filed by the Registrant to amend the Annual Report on Form 10-K filed by the Registrant on April, 2005 to include the information required to be disclosed by Items 10-14 of Part III of Form 10-K. “Paragon”, “we”, “us”, or “our” means Paragon Financial Corporation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a) Identification of Directors.

The Board of Directors presently consists of four members. Directors are elected annually at the annual meeting of stockholders. Their respective terms of office continue until the next annual meeting of stockholders and until their successors have been elected and qualified in accordance with our Bylaws. Certain information regarding each of our current directors, including his principal occupation during the past five years and current directorships, is set forth below.

Name	Age	Position
Paul K. Danner	47	Chairman and Chief Executive Officer
George O. Deehan	62	Director
Charles D. Van Sickle	63	Director
Stephen J. Croskrey	44	Director

PAUL K. DANNER, has served as our Chairman and Chief Executive Officer from November 2005 and as a Director since June 2002. Mr. Danner is active in the United States Naval Reserve where he currently holds the rank of Captain and serves as the Commanding Officer of a Naval Air Systems Command unit headquartered at Naval Station Newport, RI. Mr. Danner was Chairman from September 2002 to December 2003 and Vice Chairman from June 2002 to September 2002. Mr. Danner also served as Secretary from June 2002 to May 2003 and Treasurer from June 2001 to December 2002. From August 2001 to May 2002, Mr. Danner was a director and Chief Executive Officer of Paragon Homefunding, Inc., the entity that merged with a subsidiary of the Company. Mr. Danner was a founder of that company. From January 1999 to October 2000 Mr. Danner was employed in various roles at MyTurn.com, Inc., including as Chief Executive Officer. MyTurn later filed for protection under the federal bankruptcy laws in March 2001. From 1997 to 1998, Mr. Danner served as Vice President of Zekko Corp., a technology company and from 1996 to 1997 Mr. Danner was the managing partner of Technology Ventures, a consulting firm. From 1985 to 1998 he held executive-level and sales & marketing positions with a number of technology companies including NEC Technologies and Control Data Corporation. Mr. Danner previously served on active duty with the United States Navy where he flew the F-14 Tomcat.

GEORGE O. DEEHAN, has served as a Director since September 2003, our Chairman from January 2004 to November 2004 and as our Chief Executive Officer from October 2003 to November 2004. Mr. Deehan is a consultant to and an investor in eOriginal, Inc., a software development company, since March 2002. Mr. Deehan was President of eOriginal, Inc. from August 2000 until March 2002. Mr. Deehan was President and Chief Executive Officer of Advanta Leasing Services, the business equipment leasing unit of Advanta Business Services, from August 1998 until August 2000. Prior to joining, Advanta, Mr. Deehan served as President and Chief Operating Officer of Information Technology Services for AT&T Capital. Mr. Deehan is a director of NYFIX, Inc. and Sunset Financial Resources, Inc. which file reports under the Securities Exchange Act of 1934.

CHARLES D. VAN SICKLE, has served as a director since February 2004. Mr. Van Sickle is a founder and director of KVI Capital, an equipment leasing and finance company based in Jacksonville, Florida since April 2000. From November 1998 to May 2000, Mr. Van Sickle was President and CEO of Healthcare Financial Services Corporation, a New York City based healthcare finance company. From May 1986 to January 1998, Mr. Van Sickle had various roles and responsibilities at AT&T Capital Corporation headquartered in Morristown, New Jersey.

STEPHEN E. CROSKREY, has served as a director since March 2005. From February 1999 to March 2005, Mr. Croskrey served as the President & CEO of the Products Division of Armor Holdings, Inc. Prior to Armor Holdings, Mr. Croskrey held senior executive positions with Allied Signal and Mobil Oil. Mr. Croskrey is a graduate of the Kellogg School of Management at Northwestern University where he completed the MBA program in 1998, and the United States Military Academy at West Point where in 1982 he earned a BS degree in Engineering and was commissioned as an officer in the United States Army. Mr. Croskrey spent 6 years on active duty during which time he attained the rank of Captain and served as a Company Commander in Korea and Fort Lewis, Washington.

(b) Identification of Executive Officers.

Officers are elected annually by our Board of Directors and serve at the discretion of the Board of Directors. Our executive officers as of April 29, 2005 are set forth below.

PAUL K. DANNER, see “Identification of Directors” in Item 10(a) of this Annual Report on Form 10-K/A for Mr. Danner’s biographical information.

SCOTT L. VINING, 42, has served as our Chief Financial Officer and Treasurer since March 2003. From September 1996 to March 2003, Mr. Vining was employed by Armor Holdings, Inc. most recently as Treasurer and Chief Accounting Officer. Mr. Vining is a certified public accountant.

(c) Identification of Certain Significant Employees.

Not applicable.

(d) Family Relationships.

There are no family relationships between any director, executive officer, or person nominated or chosen by us to become a director or executive officer.

(e) Business Experience.

The business experience of each of our directors and executive officers is set forth in Item 10(a)—Identification of Directors of this Annual Report on Form 10-K/A and the business experience of those executive officers who are not also our directors is set forth in Item 10(b)—Identification of Executive Officers of this Annual Report on Form 10-K/A.

The directorships held by each of our directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, are set forth in Item 10(a)—Identification of Directors of this Annual Report on Form 10-K/A.

(f) Involvement in Certain Legal Proceedings.

Except as set forth in Item 10(a)—Identification of Directors of this Annual Report on Form 10-K/A related to Mr. Danner, to the best of our knowledge, none of our other directors or executive officers has been involved during the past five years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

(g) Promoters and Control Persons.

Not applicable.

(h) and (i) Audit Committee and Audit Committee Financial Expert.

The full Board of Directors currently performs the functions of an Audit Committee. Two members of the Board of Directors, Charles D. Van Sickle and Stephen Croskrey satisfy the definition of “independent” as defined under the NASDAQ listing standards. The Board has not adopted a written charter for the audit committee at this time.

(j) Procedures for Stockholder Nominations to our Board of Directors.

No material changes to the procedures for nominating directors by our stockholders were made in 2004.

Code of Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all Paragon employees, including our chief executive and financial officers. This document has been filed as Exhibit 14.1 to this Annual Report on Form 10-K for the year ended December 31, 2004.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, executive officers, and greater than ten percent holders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

The Company believes that during the 2004 fiscal year, the officers, directors and holders of more than 10% of the Company’s Common Stock complied with all Section 16(a) filing requirements, with the following exceptions:

Mr. Deehan received options to purchase 3,000,000 shares of our common stock on July 29, 2004 at $0.04 per share (the market price on that date). This transaction has not been reported on Form 4.

Mr. Vining received options to purchase 3,000,000 shares of our common stock on July 29, 2004 at $0.04 per share (the market price on that date). This transaction was subsequently reported on Form 4 filed by Mr. Vining on May 2, 2005.

Mr. Christopher Liston sold 4,970,000 shares of our common stock in 2004. The transactions associated with these sales have not been reported on Form 4.

Mr. Van Sickle received 625,000 shares of our common stock (valued at $25,000) on December 31, 2004 in payment for services as a director. This transaction has not been reported on Form 4.

ITEM 11. EXECUTIVE COMPENSATION.

The following table provides certain summary information concerning compensation (including salary, bonuses, stock options, and certain other compensation) paid by us for services in all capacities or accrued for the fiscal years ended December 31, 2004, 2003 and 2002 to our Chief Executive Officer during the most recently completed fiscal year-end and to the other person who served as our executive officer at December 31, 2004 and whose salary plus bonus exceeded $100,000 in Fiscal Year 2004 (together being hereinafter referred to as the “Named Executive Officers”).

		Annual Compensation								Long-term Compensation
Name and Principal Position	Fiscal Year	Salary ($)			Bonus ($)		Other Annual Comp ($)			Securities Underlying Options (#)	All Other Compensation
Paul K. Danner Current Chairman of the Board and CEO	2004		$—			$—		$—		—	—

George O. Deehan Former Chairman of the Board and Former CEO	2004 2003	$ $	100,000 51,846		$ $	— —	$ $	— —		3,000,000 12,500,000	70,000 —

Steven A. Burleson Former CEO, Former Interim Chief Financial Officer and Former Director	2003 2002	$ $	150,000 66,667	(1)		— 30,000		— 14,281	(2)	— 16,000,000	— —

Scott L. Vining Chief Financial Officer and Treasurer	2004 2003	$ $	45,000 100,000			— —		— —		3,000,000 —	— —

Stock Option Grants in 2004

We granted the following options to our Named Executive Officers during fiscal 2004.

Individual Grants
Name	Number of Securities Underlying Option Grants (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date	Potential Realizable Value At Assumed Annual Rate of Stock Price Appreciation for Option Term
					5%	10%
Paul K. Danner	—	—	—	—	—	—
George O. Deehan	3,000,000	13.1%	$0.04	7/29/2014	$75,467	$191,249
Scott L. Vining	3,000,000	13.1%	$0.04	7/29/2014	$75,467	$191,249

Stock Option Exercises and Option Values for 2004

None of the Executive Officers named in the Summary Compensation Table exercised any stock options in 2004. The table below sets forth information concerning the number and value of their unexercised stock options at December 31, 2004.

	Number of Securities Underlying Unexercised Options at 12/31/04 (#)		Value of Underlying In-The-Money Options at 12/31/04 (1) (2)
Name	Exercisable	Non-Exercisable	Exercisable	Non-Exercisable
Paul K. Danner
George O. Deehan	2,000,000	3,000,000	$—	$—
Scot L. Vining	666,667	3,333,333	$—	$—

(1)	Calculated on the basis of $0.04 per share, the closing sales price of the common stock on the OTC Bulletin Board December 31, 2004, less the exercise price payable for such shares.
(2)	The exercise prices of shares underlying unexercised options were at or above the market value of the common stock at December 31, 2004. Therefore, there is no value ascribed to the underlying options.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2004.

Equity Compensation Plan Information(1)

Plan category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding issued and outstanding options, warrants and rights)
Equity compensation plans approved by security holders:	54,245,342	$0.15	45,754,658
Equity compensation plans approved by security holders:	—	—	—

TOTAL	54,245,342	$0.15	45,754,658

Employment Contracts and Termination, Severance and Change of Control Arrangements

Messrs. Deehan and Vining were employed by the Company pursuant to written employment agreements. On May 31, 2004, we released Messrs. Deehan and Vining from these agreements by the Company.

Our current named executive officers are not covered by written employment agreements.

Compensation of Directors

Mr. Van Sickle received 625,000 shares of our common stock (valued at $25,000 on December 31, 2004) for his services as a director for the year ended December 31, 2004.

All members of the Board of Directors receive reimbursement for expenses associated with attendance of meeting of the Board of Directors.

Report on Executive Compensation

The Company’s executive compensation program is designed to attract, motivate and retain management with incentives linked to financial performance and enhanced stockholder value. Our compensation program currently consists of a number of components, including a cash salary, cash incentive bonuses, and stock option grants.

We currently do not have a compensation committee. The Board of Directors as a whole, reviews salary, bonus and option award information for competitive companies of comparable size in similar industries, as well as that of companies not in its industry which do business in locations where the company has operations. Based in part on this information, the Board of Directors generally sets salaries at levels comparable to such companies. Bonuses are generally discretionary, but in some cases may be set forth in employment agreements and based on the achievements of performance thresholds. In either case, bonuses are linked to company performance during the year and thus align the interest of executive officers with those of the stockholders. The Board of Directors also assesses each executive officer’s individual performance and contribution in determining bonus levels. The Board of Directors uses grants out of our 2002 Equity Participation Plan to motivate its executive officers and to improve long-term market performance of the Company’s common stock.

Since the Board of Directors believes that the granting of options to purchase shares of common stock provides its executive employees with the long-term incentive to work for the betterment of the Company, stock options are granted to executives, in some cases upon commencement of employment and in some cases periodically. Additionally, grants of options are made periodically to other selected employees which contributions and skills are critical to the long-term success of the Company. Options are generally granted with the exercise price equal to the market price of our shares of common stock on the date of grant, generally vest over a period of at least three years and generally expire after ten years.

Paul K. Danner

George O. Deehan

Charles D. Van Sickle

Stephen Croskrey

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2004 each of Messrs. Deehan and Danner were directors and employees of the Company. Mr. Deehan received compensation as an employee in accordance with his agreement with the Company. See “Executive Officers—Employment Agreements” and “Related Party Transactions.” Each director participated in discussions regarding executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to beneficial ownership of our shares of common stock as of April 29, 2005: (i) by each person (or group of affiliated persons) who we know to own beneficially more than five percent of our outstanding shares of common stock; (ii) by the individuals who served as our chief executive officer during the fiscal year ended December 31,2004; (iii) by the executive officer other than the chief executive officer who was employed by us on December 31, 2004; (iv) by each of our directors; and (v) by all of our current directors and executive officers as a group. As of April 29, 2005, we had 86,706,250 shares of common stock outstanding. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner*	Beneficially Owned Shares Number(1)	Percent of Class
5% Stockholder
Christopher Liston 918 Ponte Vedra Blvd. Ponte Vedra, FL 32082	9,458,684	9.3%

Abhijit Deshmukh (2) 830-13 A1A North, #414 Ponte Vedra Beach, FL 32082	6,493,506	6.4%

Steven A. Burleson (3) 1828 Lake Marshall Dr. Gibsonia, PA 15044	7,000,000	6.9%

Named Executive Officers and Directors
Stephen Croskrey (4)	22,103,896	21.8%
Paul K. Danner (5)	19,699,928	19.4%
George O. Deehan (6)	2,336,000	2.3%
Charles Van Sickle (7)	745,000	* %
Scott L. Vining (8)	666,667	* %

All current directors and executive officers as a group (5 persons) (9)	45,551,491	44.9%

* - Less than 1%

(1)	As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares (a) the power to vote, or direct the voting of, such security or (b) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days.
(2)	Includes warrants to purchase 3,246,753 shares of common stock.
(3)	Includes options to purchase 7,000,000 shares of common stock.
(4)	Includes warrants to purchase 11,551,948 shares of common stock. The address for Mr. Croskrey is 830-13 A1A North, #414, Ponte Vedra Beach, FL 32082.
(5)	Includes 825,000 shares held in a custodial accounts for the benefit of Mr. Danner’s minor children of which Mr. Danner is a custodian. The address for Mr. Danner is 830-13 A1A North, #414, Ponte Vedra Beach, FL 32082.
(6)	Includes options to purchase 2,000,000 shares of common stock, warrants to purchase 56,000 shares of common stock, and the conversion into 280,000 shares of common stock of the convertible note held by Mr. Deehan. The address for Mr. Deehan is is 830-13 A1A North, #414, Ponte Vedra Beach, FL 32082.
(7)	Includes warrants to purchase 20,000 shares of common stock and the conversion into 100,000 shares of common stock of the convertible note held by Mr. Van Sickle. The address for Mr. Van Sickle is 830-13 A1A North, #414, Ponte Vedra Beach, FL 32082.
(8)	Includes options to purchase 666,667 shares of common stock. The address for Mr. Vining is 830-13 A1A North, #414, Ponte Vedra Beach, FL 32082.
(9)	See footnote (4 – 8).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 4, 2004, subject to certain conditions, confidentiality provisions and approval of the majority of the holders of our common stock, we agreed to sell our largest subsidiary, PGNF Home Lending Corp. (“PGNF”), to Philip Lagori (“Lagori”), the former owner of PGNF, and formerly, our largest shareholder (the “PGNF Transaction”) holding 52,329,734 shares of our common stock (or 50.5%). On June 30, 2004, we received consent from holders of 97,647,656 shares (or 83.89%) of our common stock on a pre-PGNF Transaction basis and completed this sale. After affecting the number of outstanding shares resulting from the PGNF Transaction, we received consent from holders of 45,317,921 shares (or 70.74%) of our common stock. Pursuant to the agreement, we exchanged the common stock of PGNF, as well as the assumption of all of PGNF’s liabilities, contingent and otherwise, for 52,329,735 shares of our common stock valued at $2,355,000 (based upon the closing price of $0.045 on June 30, 2004) and 1,800 shares of our Series E preferred stock plus accrued dividend valued at $1,904,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the years ended December 31, 2004 and 2003, fees for services provided by Stevens, Powell & Company, P.A. (“Stevens, Powell & Company”), our independent registered public accounting firm, were as follows:

	Year Ended December
	2004	2003
Audit Fees (1)	$68,623	$74,000
Tax Fees (2)	11,215	—

Total	$79,838	$74,000

(1)	Audit Fees consisted of fees billed for services rendered and expenses incurred for the audit of the Company’s annual financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q, and other services normally provided in connection with statutory and regulatory filings.
(2)	Tax Fees consisted of fees billed for preparation of required income tax returns.

Our Board of Directors has determined that the rendering of non-audit services by Stevens, Powell & Company was compatible with maintaining their independence.

Audit Committee Pre-Approval Policy

Our Board of Directors requires the pre-approval of any audit or non-audit engagement of Stevens, Powell & Company. In the event that we wish to engage Stevens, Powell & Company to perform accounting, technical, diligence or other permitted services not related to the services performed by Steven, Powell & Company as our independent registered public accounting firm, management of the company summarizes for the Board of Directors the proposed engagement, the nature of the engagement and the estimated cost of the engagement. This information is reviewed by our Board of Directors, who evaluates whether the proposed engagement will interfere with the independence of Stevens, Powell & Company in the performance of its auditing services. For 2004, all audit and non-audit services were approved by the Board of Directors prior to the commencement of such work by Steven, Powell & Company.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(c)	Exhibits

The following Exhibits are filed herewith:

Exhibit Number	Description
14.1	Code of Conduct and Ethics

31.1	Certification of Chief Executive Officer Under Section 302. Filed herewith.

31.2	Certification of Chief Financial Officer Under Section 302. Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paragon Financial Corporation

/s/ PAUL K. DANNER
Paul K. Danner Chairman & Chief Executive Officer

Dated: May 2, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ PAUL K. DANNER Paul K. Danner	Chairman of the Board of Directors and Chief Executive Officer	May 2, 2005

/s/ SCOTT L. VINING Scott L. Vining	Chief Financial Officer, Treasurer and Secretary	May 2, 2005

/s/ GEORGE O. DEEHAN George O. Deehan	Director	May 2, 2005

/s/ CHARLES VAN SICKLE Charles Van Sickle	Director	May 2, 2005

/s/ STEPHEN CROSKREY Stephen Croskrey	Director	May 2, 2005