Form 10-Q
period 2005-03-31
PARAGON FINANCIAL CORP
filed 2005-05-23
CIK 1089979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2005

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

The total number of shares of the registrant’s common stock outstanding as of May 20, 2005: 86,706,250

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

(Dollars in thousands, except share data)

	2005	2004*
ASSETS
Current assets:
Cash and cash equivalents	$193	$135
Fees receivable	78	46
Prepaid and other current assets	18	9

Total current assets	289	190

Office property and equipment, net of accumulated depreciation of $49 and $43	81	64
Goodwill	1,002	822
Other assets	418	416

TOTAL ASSETS	$1,790	$1,492

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	568	100
Short-term debt	216	221
Notes payable	43	528
Notes payable – related parties	25	25
Convertible debentures payable	349	379
Accounts payable	336	371
Accrued expenses – related parties	74	59
Income taxes payable	10	10
Accrued expenses – other	457	382
Stock subscription proceeds received	—	178

Total current liabilities	2,078	2,253

Long-term debt:
Liabilities to formerly related parties, less current portion	963	951

Total liabilities	3,041	3,204

Stockholders’ deficit:
Preferred stock: Issuable in series, $0.0001 par value; 5,000,000 shares authorized: Series E, $1,000 stated value; 659 and 659 shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value. 400,000,000 shares authorized: 86,706,250 and 65,212,744 shares issued and outstanding	8	6
Additional paid-in capital	7,614	6,914
Retained deficit	(8,869)	(8,625)
Cumulative comprehensive income	—	—
Unearned stock-based compensation	(4)	(7)

Total stockholders’ deficit	(1,251)	(1,712)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,790	$1,492

*	Derived from audited consolidated financial statements filed in the Company’s 2004 Annual Report on Form 10-K.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Dollars in thousands, except share data)

	2005	2004
Revenue:
Loan origination fees	$298	$582

Expenses:
Salaries, commissions, benefits, and stock-based compensation	291	798
Loan production costs	13	9
General and administrative expenses	190	236

Total expenses	494	1,043

Operating loss	(196)	(461)

Interest expense, net	48	18
Loss on disposal of segment	—	—

Loss from continuing operations	(244)	(479)

Discontinued operations (Note 2):
Loss from discontinued operations before provision (benefit) for income taxes	—	(2,873)

Net loss	$(244)	$(3,352)

Net Income Per Common Share - Basic and Diluted:

Loss from continuing operations	$(0.00)	$(0.00)

Loss from discontinued operations	—	$(0.03)

Basic earnings per share	$(0.00)	$(0.03)

Weighted average shares outstanding – basic and diluted	86,679	116,247

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Dollars in thousands)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(244)	$(479)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation	6	11
Stock-based compensation	4	31
Changes in operating assets and liabilities, net of acquisitions:
Increase in fees receivable	(32)	(48)
Increase in prepaids and other assets	(9)	(9)
Increase (decrease) in accounts payable, accrued expenses and other current liabilities	30	(23)

Cash used by operating activities	(245)	(517)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired from purchases of business	6	—

Cash provided by investing activities	6	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	338	—
Repayment of convertible debentures	(30)	—
Repayments of promissory notes	(11)	—

Cash used by financing activities	(297)	—

Net cash provided by discontinued operations	—	576

Net increase in cash and cash equivalents	58	59

Cash and cash equivalents, beginning of period	135	70

Cash and cash equivalents, end of period	$193	$129

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – Paragon Financial Corporation (the “Company”) was incorporated in Delaware on August 27, 1999. The unaudited condensed consolidated financial statements include the accounts of Paragon Financial Corporation and its wholly owned subsidiaries, Paragon Homefunding, Inc. and First Charleston Mortgage, L.L.C. (collectively referred to as the “Company”, “we”, or “us”). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. All intercompany balances and transactions are eliminated in consolidation. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

ACQUISITIONS - On January 19, 2005, the Company completed its acquisition of First Charleston Mortgage, L.L.C. (“FCM”). As consideration for the acquisition of 100% interest in FCM, the Company issued 4,285,714 shares of its $0.0001 par value common stock valued at $185 (or $0.043 per share). FCM has been in the business of originating residential mortgage loans since 2002. The acquisition is effective February 1, 2005 and was accounted for as an acquisition pursuant to SFAS No. 141, Accounting for Business Combinations (“SFAS 141”). Accordingly, the Company’s results of operations include the operating results of FCM from the effective date of the acquisition.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES - (continued)

The Company’s unaudited condensed consolidated results of operations on a pro forma basis for the three months ended March 31, 2005 and 2004 as if it had consummated the acquisition of FCM and disposed of PGNF Home Lending Corp. (see Note 2) on January 1, 2004 are as follows (in thousands except per share data):

	2005	2004
Revenue	$309	$653
Net income	$(255)	$(500)
Basic and diluted loss per share	$(0.00)	$(0.01)
Weighted average shares outstanding – basic and diluted	87,584	68,203

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

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES - (continued)

As of March 31, 2005, there were stock options outstanding for the purchase of 35,211,750 shares of the Company’s common stock. There were 800,000 stock options granted during the three months ended March 31, 2005.

The following table shows the pro forma net loss as if the fair value method of SFAS No. 123 had been used to account for stock-based compensation expense for the three months ended March 31, 2005 and 2004 (dollars in thousands, except per share amounts):

	2005	2004
Net loss	$(244)	$(3,352)
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	242	697

Pro forma net loss	$(486)	$(4,049)

Net loss per share:
Basic and diluted, as reported	$(0.00)	$(0.03)

Pro forma basic and diluted	$(0.01)	$(0.03)

RECENT ACCOUNTING DEVELOPMENTS - In December 2004, the Financial Accounting Standards Board issued a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which also supersedes APB 25, Accounting for Stock Issued to Employees. The revised standard eliminates the alternative to use Opinion 25’s intrinsic value method of accounting and eliminates the disclosure only provisions of SFAS No. 123. The compliance date for the revised standard was extended by the Securities and Exchange Commission (the “SEC”) in April 2005. The revision, as extended by the SEC, applies to all awards granted after December 31, 2005 and requires the recognition of the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards and applies to all stock options and awards granted after December 31, 2005 and requires the recognition of compensation expense in the financial statements for all share-based payment transactions subsequent to that date. The revision also requires the prospective recognition of compensation expense in the financial statements for all unvested options as of January 1, 2006. Adoption of this standard on January 1, 2006 will have a slightly negative impact on our earnings based on the pro forma data in the table above.

NOTE 2. DISCONTINUED OPERATIONS

On June 30, 2004, we sold our PGNF Home Lending Corp. (“PGNF”) subsidiary effective May 31, 2004. Pursuant to the agreement, the Company exchanged the common stock of PGNF, as well as the assumption of all of PGNF’s liabilities, contingent and otherwise, for 52,329,735 shares of our common stock valued at $3,140 (based upon the closing price of $0.06 on May 31, 2004) and 1,800 shares of our Series E preferred stock plus accrued dividend valued at $1,813.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 2. DISCONTINUED OPERATIONS - (continued)

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of the PGNF have been classified as discontinued operations, with its operating results in the current and prior periods reported in discontinued operations for the three-month period ended March 31, 2004. A summary of the operating results of the discontinued operations for the three months ended March 31, 2004 is as follows.

Revenue:
Gain on sale of loans	$1,441
Loan origination fees	306
Interest, dividends, and other income	346

Total revenue	2,093

Expenses:
Salaries, commissions, benefits, and stock-based Compensation	1,350
Loan production costs	199
General and administrative expenses	746
Impairment of goodwill	2,582
Non-recurring expense (income)	(198)
Interest expense	275
Other (income) expense	12

Total expenses	4,966

Loss from discontinued operations	$(2,873)

NOTE 3. GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $244 in the three months ended March 31, 2005, and cumulative losses of $8,869. At March 31, 2005, we had a working capital deficit of $1,789 and a deficit in stockholders’ equity of $1,251. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued existence depends on a number of factors, including but not limited to, the ability to originate loans, to secure adequate sources of capital and to locate and fund acquisitions of suitable companies. However, there can be no assurance that the Company will be able to continue as a going concern.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 4. OFFICE PROPERTY AND EQUIPMENT

Office property and equipment from continuing operations as of March 31, 2005 and December 31, 2004 are summarized as follows:

	2005	2004
Furniture and fixtures	$23	$20
Leasehold improvements	13	—
Office equipment	94	87

	130	107
Accumulated depreciation	(49)	(43)

	$81	$64

Depreciation expense for the three months ended March 31, 2005 and 2004 was $6 and $11, respectively.

NOTE 5. GOODWILL

Goodwill represents the excess of the merger consideration over the fair value of the net assets of PHF and FCM on the date they were acquired. A summary of goodwill follows:

PHF - Consideration for the merger was $876 consisting of $836 in shares of the Company’s common stock (1,224,000 shares at approximately $0.6833 per share), $25 in a promissory note issued by the Company, and $15 in costs associated with the merger. At the time of the merger, the fair value of the net assets of PHF was $54.	$822

FCM – Consideration for the merger was $186 consisting of $186 in shares of the Company’s common stock (4,285,714 shares at approximately $0.043 per share). At the time of the acquisition, the estimated fair value of the net assets of FCM was $6.	180

$1,002

NOTE 6. OTHER ASSETS

Other assets from continuing operations at March 31, 2005 and December 31, 2004 were:

	2005	2004
Deferred income tax assets	$414	$414
Security deposits and other	4	2

	$418	$416

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 7. SEGMENT DATA

The Company previously operated in two separate business segments: wholesale and retail. With the disposal of PGNF (Note 2), the Company operates in one business segment: retail mortgage brokering.

NOTE 8. DEBT

The Company’s debt from continuing operations as of March 31, 2005 and December 31, 2004 was as follows:

	March 31, 2005	December 31, 2004
Revolving line of credit subject to a standstill agreement with a commercial bank secured by certain equipment and furniture of the Company bearing interest at prime rate requiring monthly principal and interest payments of $5 per month, through November 1, 2005	$216	$221
Insurance premium finance note bearing an interest rate of 8% with monthly principal and interest payments of $6, due May 1, 2005	18	24
Promissory note to vendor bearing interest of 8% with monthly principal and interest payments of $4, currently past due since October 15, 2004	25	24
Promissory note to shareholders of PHF bearing interest at 4.92%, due December 31,2005	25	25
Convertible debentures bearing interest at 15%, due December 31, 2004; subsequently modified to mature December 31, 2005	349	379
Subordinated note payable to former stockholder bearing interest at 5%, due November 30, 2005, currently in default for current payments due at December 31, 2004	480	480
Subordinated note payable to former stockholder bearing interest at 5%, due May 31, 2008, currently in default for current payments due at December 31, 2004	1,051	1,051

	$2,164	$2,204

NOTE 9. COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Risks - The Company enters into commitments to extend credit in the normal course of business. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. One-to-four family residential properties, if funded, would collateralize the commitments. The Company evaluates each customer’s creditworthiness and obtains appraisals to support the value of the underlying collateral. Also, external market forces affect the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements. The Company quotes interest rates to borrowers,

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 9. COMMITMENTS AND CONTINGENCIES - (continued)

which are generally subject to change by the Company. Although the Company typically honors such interest rate quotes, the quotes do not constitute interest rate locks, minimizing the potential interest rate risk exposure. The Company had no binding commitments to fund loans at March 31, 2005.

Supervisory Regulation - The Company’s mortgage brokering business is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”) and various state and federal agencies with respect to originating, processing, and selling mortgage loans as a nonsupervised correspondent lender. Those rules and regulations require, among other things, that the Company’s subsidiary, PHF, maintain a minimum net worth of $63. As of March 31, 2005, PHF was in compliance with these requirements. The Company currently does not service loans for other investors or federal agencies.

Minimum Operating Lease Commitments - The Company is party to real estate leases for its corporate headquarters and its Orlando location as well as leases for certain office equipment.

The Company pays taxes, insurance, other operating expenses, and general maintenance for all lease arrangements.

Litigation – On September 24, 2004, the Company defaulted on its promissory note dated June 4, 2003 to Bank of America, N.A. (“BoA”) being unable to repay this note in full when demanded to do so by BoA. BoA has commenced legal action against the Company and other guarantors of the indebtedness for repayment. On December 13, 2004, the Company entered into a standstill agreement whereby, for a principal reduction payment of $25 and the payment of an extension fee and the bank’s legal fees, the maturity date of the note was extended to December 1, 2005, the interest rate was increased to the bank’s prime rate plus 4%, and requires principal reduction payments of $5 per month through November 1, 2005.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 9. COMMITMENTS AND CONTINGENCIES - (continued)

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

NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION

	2005	2004
SUPPLEMENTAL CASH FLOW DATA:
Cash interest paid	$44	$17
Income taxes paid	$—	$—

ACQUISITIONS OF BUSINESSES, NET OF CASH ACQUIRED
Fair value of assets acquired	$210	$—
Liabilities assumed	(24)	—

Fair value of net assets acquired	$186	$—

Stock issued	$186	$—
Fair value of net assets acquired (other than goodwill)	(6)	—

Goodwill	$180	$—

Cash acquired in purchase of business	$6	$—

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 11. STOCKHOLDERS’ DEFICIT

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

At March 31, 2005 and December 31, 2004, the Company had 659 shares of Series E Preferred Stock issued and outstanding. The cumulative dividend payable under this Series E Preferred Stock was $53 and $47 at March 31, 2005 and December 31, 2004, respectively.

STOCK PURCHASE WARRANTS - As part of its convertible notes offering, the Company issued detachable warrants to purchase up to 75,800 shares of common stock at a rate of $0.25 per share. The warrants are exercisable at a rate of $0.25 per share for a period of three years.

As part of its private placement transaction (discussed more fully below), the Company issued warrants to purchase up to 17,207,791 shares of its common stock for $0.04 per share. These warrants expire on December 31, 2007.

COMMON STOCK - On February 28, 2005, the Company completed a private placement financing transaction pursuant to which it sold 17,207,791 units (at $0.0308 per unit) to several accredited investors for an aggregate purchase price of $530,000. Each unit consisted of one share of common stock, par value $0.0001 per share (the “Common Stock”), and one warrant to purchase one share of Common Stock at $0.04 per share expiring on December 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be reviewed in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Please refer to the section entitled “Forward-Looking Statements” on page 3 of this Form 10-Q. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed below.

Forward-Looking Statements

Certain information contained in this report may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “explore,” “consider,” “anticipate,” “intend,” “could,” “estimate,” “annualized,” “plan,” or “continue” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to the risks and uncertainties associated with:

•	our ability to raise capital necessary to sustain our operations and to implement our business plan,

•	our ability to obtain regulatory permits and approvals to continue operating in the financial services area,

•	our ability to identify and complete acquisitions and successfully integrate the businesses we acquire, if any,

•	changes in the real estate market, interest rates, or the general economy of the markets in which we operate,

•	our ability to employ and retain qualified management and employees,

•	changes in government regulations that are applicable to our businesses,

•	general volatility of the capital markets and the maintenance of a market for our shares,

•	changes in the demand for our services,

•	the degree and nature of our competition,

•	our ability to generate sufficient cash to pay our creditors, and

•	disruption in the economic and financial conditions primarily from the impact of past terrorist attacks upon the United States, threats of future attacks, police and military activities overseas, and other disruptive worldwide political events.

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

Overview

We are headquartered in Ponte Vedra Beach, Florida and were incorporated in Delaware in August 1999. We are a retail mortgage broker in the one-to-four family residential mortgage market. We conduct business the states of Florida and South Carolina.

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

Loan Originations

As of March 31, 2005, we originated loans through our locations in Florida and South Carolina.

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

Loan Origination Fees

Origination fees are comprised of points and other fees charged on mortgage loans originated by our loan officers and brokered through other banks and financial institutions. Points and fees are primarily a function of the volume of mortgage loans originated by our loan officers.

Loan Production Costs

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

Results of Operations

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Continuing Operations

Loan Originations. Loan originations decreased $4,735, or 20.7%, to $18,091 for the three months ended March 31, 2005 compared to $22,825 for the three months ended March 31, 2004. This decrease was due to a general decline in the volume of refinance market and the loss of three loan officers in our Orlando, Florida location.

Revenues

Loan origination fees. Loan origination fees decreased $284, or 48.8%, to $298 for the three months ended March 31, 2005 compared to $582 for the three months ended March 31, 2004. This decrease was due primarily to the decrease in the number of mortgage loans originated during the period as well as a reduction in the average fee per loan originated. Expressed as a percentage of loan origination volume, origination fees were 1.6% for the three months ended March 31, 2005 compared to 2.5% for the three months ended March 31, 2004.

Operating Expenses

Salaries, commissions and benefits. Salaries, commissions and benefits decreased $507, or 63.5%, to $291 for the three months ended March 31, 2005 compared to $798 for the three months ended March 31, 2004. This decrease was due primarily to the reduction in our corporate officers’ salaries in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 as well as a reduction in commissions paid to our loan officers due to the fewer number of mortgage loans originated in the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Loan production costs. Loan production costs increased $4, or 44.4%, to $13 for the three months ended March 31, 2005 compared to $9 for the three months ended March 31, 2004. This increase was due primarily to the higher loan production costs in our recently acquired subsidiary, FCM, that has a lower pull through rate than our PHF subsidiary.

General and administrative expenses. General and administrative expenses decreased $46, or 19.5%, to $190 for the three months ended March 31, 2005 compared to $236 for the three months ended March 31, 2004. This decrease was primarily due to reductions of expenses at our corporate headquarters partially offset by the operating expenses incurred at our recently acquired subsidiary, FCM.

Operating loss. The operating loss decreased by $265, or 57.5%, to $196 for the three months ended March 31, 2005 compared to $461 for the three months ended March 31, 2004. This decrease was due primarily to factors discussed above.

Interest expense. Interest expense increased $30, or 166.7%, to $48 for the three months ended March 31, 2005 compared to $18 for the three months ended March 31, 2004. This increase was due primarily to interest on the subordinated notes issued to PGNF. These subordinated notes were not outstanding during the three months ended March 31, 2004.

Net loss from continuing operations. The net loss from continuing operations decreased $235, or 49.1%, to $244 for the three months ended March 31, 2005 compared to $479 for the three months ended March 31, 2004. This decrease was primarily due to the factors discussed above.

Loss from discontinued operations. The loss from discontinued operations was $2,873 for the three months ended March 31, 2004 and relates to the results of our former subsidiary PGNF. We disposed of PGNF on June 1, 2004.

Net loss. The net loss from decreased $3,108, or 92.7%, to $244 for the three months ended March 31, 2005 compared to $3,352 for the three months ended March 31, 2004. This decrease was primarily due to the factors discussed above.

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

At March 31, 2005, we had cash and cash equivalents of approximately $193 and fees receivable of $78 with which to satisfy our on-going mortgage and corporate operation’s current liabilities of $2,078. We continue seeking way to improve our liquidity to a level sufficient to accomplish our goals for 2005. We continue implementing our liquidity improvement plan that includes: reducing our corporate operating expenses, raising additional equity capital, seeking to acquire profitable mortgage brokering operations producing positive cash flow, renegotiating the terms of our existing indebtedness with major creditors to defer material principal payments into the future.

As part of this plan, we continued the reduction in the amount of cash required to fund our corporate operations which began in June 2004 following the divestiture of PGNF. We expect the reduction in corporate operating expenses will help us obtain profitability with fewer acquisitions and will reduce the dilution that would otherwise be required having to raise a substantial amount of equity capital.

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

Convertible debentures. On March 6, 2003, we completed a private offering of 379 units consisting of (i) a $1 convertible promissory note due December 31, 2003 with interest payable quarterly at a stated interest rate of 15% per annum and (ii) a warrant to purchase shares of common stock, exercisable at $0.25 per share, for each $5.00 in principal of the promissory note issued in the unit. The holder has the right to convert the outstanding principal amount of the convertible promissory note (or any portion thereof), together with accrued interest thereon, into shares of our common stock at a conversion price of $0.25 per share, subject to standard anti-dilution adjustments as specified in the note. In 2005, we repaid principal of $30 to certain holders of our 15% convertible notes. The remaining holders have agreed to amend the maturity date of the convertible notes to December 31, 2006 and reduce the interest rate thereon to 10% in consideration for a reduction in the strike price of the warrants to $0.05 per share. The convertible notes require quarterly interest payments on March 31, June 30, September 30, and December 31 of each year.

Notes payable and liabilities to formerly related party. On April 7, 2005, the holder of notes with a face value of $1,531 and accrued interest of $46 agreed to accept monthly interest payments of approximately $7 in lieu of what is contractually due. There was no set timeframe within which the holder agreed to accept interest only payments. We anticipate working towards a formal standstill agreement with the holder, but we cannot be certain such an agreement will be reached.

Accrued expenses – related parties. On February 28, 2005, certain of our former executives and current shareholders agreed in principal to convert amount currently due them into additional shares of our Series E Preferred Stock. The stated value of each share of the Series E Preferred is $1,000 per share; has a mandatory dividend of 4% of the stated value, per annum and shall be payable on January 1st of each year and is payable in either shares of the Company’s common stock or cash; has no voting rights; and is not convertible.

In addition to the above, we continue to explore additional ways to enhance our liquidity and reduce our insolvency risk.

FUTURE ACCOUNTING PRONOUNCEMENTS

There are currently no pronouncements issued that are scheduled for implementation during 2005 that are expected to have any significant impact on the accounting policies of the Company.

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

While we monitor interest rates and may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that our results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. There were no open hedging positions at March 31, 2005.

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, as of the end of the period covered by this Quarterly Report our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in this Quarterly Report has been made known to them in a timely fashion.

There were no changes in our internal controls over financial reporting during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, these internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 19, 2005, the Company completed its acquisition of First Charleston Mortgage, L.L.C. (“FCM”). As consideration for the acquisition, the Company issued 4,285,714 shares of its $0.0001 par value common stock valued at $185 (or $0.043 per share). FCM has been in the business of originating residential mortgage loans since 2002.

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

Item 3. Defaults Upon Senior Securities.

As we disclosed in Part I, Footnote 9 – Commitments and Contingencies, we are in default of under certain of our promissory notes with our creditors. As explained therein, we are attempting to negotiate extensions and other forebearance with these creditors.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits: The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of October 14, 2002 among PlanetRx.com, Inc. (n/k/a Paragon Financial Corporation), Paragon Homefunding, Inc. a Delaware Corporation and Mortgage Express, Inc. (n/k/a PGNF Home Lending Corp., et al (the “Mortgage Express Plan of Merger”).**

2.2	Amendment No. 1 to the Mortgage Express Plan of Merger.***

2.3	Agreement and Plan of Merger dated December 9, 2002 among PlanetRx.com, Inc. (n/k/a Paragon Financial Corporation), Paragon Acquisition Corp. II, Paragon Homefunding, Inc., a Florida corporation, et al. (the “Paragon Homefunding Plan of Merger”).***

2.4	Amendment No. 1 to the Paragon Homefunding Florida Plan of Merger.***

2.5	Stock Purchase Agreement between Paragon and Philip Lagori for the sale of PGNF Homelending Corp. +

2.6	Member Purchase Agreement between Paragon Financial Corporation and each of the Members of First Charleston Mortgage, L.L.C. dated January 19, 2005.@*

3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 6, 1999. ****

3.2	Certificate of Amendment of the Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 13, 2000. ****

3.3	Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 30, 2002. ****

3.4	Certificate of Amendment of the Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 26, 2002. ****

3.5	Certificate of Designations of Series E Preferred Stock.*****

3.6	Amended and Restated By-laws. ****

4.1	Form of convertible promissory note. ****

4.2	5% Subordinated promissory note due November 30, 2005 for $480,000 +

4.3	5% Subordinated promissory note due May 31, 2008 for $1,051,225 +

4.4	Form of Warrant

10.1	Amended and Restated Employment Agreement, dated as of September 1, 2002 by and between PlanetRx.com, Inc. (now known as Paragon Financial Corporation) and Paul Danner. ****

10.2	Employment Agreement, dated as of September 4, 2002 by and between PlanetRx.com, Inc. (now known as Paragon Financial Corporation) and Steven A. Burleson. ****

10.3	Employment Agreement, dated as of January 31, 2003 by and between Paragon Financial Corporation and Philip Lagori. ****

10.4	Employment Agreement, dated as of December 30, 2002 by and between Paragon Financial Corporation and Scott Vining. ****

10.5	Lease dated January 1, 2003 between Ponte Vedra Management Group, Ltd. and Paragon Financial Corporation. ****

10.6	Lease dated September 1, 2000 between 820 West Lake, LLC and Mortgage Express, Inc. (n/k/a PGNF Home Lending Corp.). ****

10.7	Employment Agreement, dated October 16, 2003, by and between Paragon Financial Corporation and George O. Deehan *****

10.8	Employment Agreement, dated June 17, 2003, by and between Paragon Financial Corporation and Joseph P. Bryant, Jr. *****

10.9	Employment Agreement, dated May 6, 2003, by and between Paragon Financial Corporation and Steven L. Barnett. *****

10.10	Form of Stock Subscription Agreement

31.1	Certification of Principal Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 23, 2005 *

31.2	Certification of Principal Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 23, 2005 *

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 23, 2005 *

*	Filed herewith
+	Filed as an exhibit to Paragon’s Current Report on Form 8-K/A, as amended, for an event dated June 30, 2004
@	This exhibit represents a management contract
@*	Filed as an exhibit to Paragon’s Current Report on Form 8-K for an event dated January 19, 2005
@**	Filed as an exhibit to Paragon’s Current Report on Form 8-K for an event dated February 28, 2005
**	This exhibit represents a compensatory plan
***	Filed as an exhibit to Paragon’s Current Report on Form 8 for an event dated January 31, 2003
****	Filed as an exhibit to Paragon’s Annual Report on Form 10-K for the year ended December 31, 2002
*****	Filed as an exhibit to Paragon’s Quarterly Report for the period ended March 31, 2004, as amended

(b)	Reports of Forms 8-K

On January 26, 2005, we filed a Current Report on Form 8-K for an event dated January 19, 2005 related to our acquisition of our First Charleston Mortgage, L.L.C. subsidiary.

On March 4, 2005, we filed a Current Report on Form 8-K for an event dated February 28, 2005 related to the completion of a private placement of equity securities.

On March 21, 2005, we filed a Current Report on Form 8-K announcing the addition of Stephen Croskrey to our Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON FINANCIAL CORPORATION

BY:	/s/ SCOTT L. VINING
Scott L. Vining
Chief Financial Officer
Dated: May 23, 2005