Form 10-Q
period 2005-06-30
PARAGON FINANCIAL CORP
filed 2005-08-16
CIK 1089979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2005

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

The total number of shares of the registrant’s common stock outstanding as of August 12, 2005: 86,706,250

INDEX

PART I – FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2005 AND DECEMBER 31, 2004

(Dollars in thousands, except share data)

	2005	2004
		*
ASSETS
Current assets:
Cash and cash equivalents	$100	$135
Fees receivable	66	46
Prepaid and other current assets	1	9

Total current assets	167	190

Office property and equipment, net of accumulated depreciation of $56 and $43	83	64
Goodwill	992	822
Other assets	419	416

TOTAL ASSETS	$1,661	$1,492

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$580	$100
Short-term debt	205	221
Notes payable	25	528
Notes payable – related parties	25	25
Convertible debentures payable	349	379
Accounts payable	399	371
Accrued expenses – related parties	59	59
Income taxes payable	10	10
Accrued expenses – other	464	382
Stock subscription proceeds received	—	178

Total current liabilities	2,116	2,253

Long-term debt:
Liabilities to formerly related parties, less current portion	951	951

Total liabilities	3,067	3,204

Stockholders’ deficit:
Preferred stock: Issuable in series, $0.0001 par value; 5,000,000 shares authorized: Series E, $1,000 stated value; 659 and 659 shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value; 400,000,000 shares authorized: 86,706,250 and 65,212,744 shares issued and outstanding	8	6
Additional paid-in capital	7,614	6,914
Retained deficit	(9,028)	(8,625)
Cumulative comprehensive income:
Unearned stock-based compensation	—	(7)

Total stockholders’ deficit	(1,406)	(1,712)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,661	$1,492

*	Derived from audited consolidated financial statements filed in the Company’s 2004 Annual Report on Form 10-K.

See Notes to Unaudited Consolidated Financial Statements

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	2005	2004	2005	2004
Revenue:
Loan origination fees	$482	$637	$780	$1,219

Expenses:
Salaries, commissions, benefits, and stock-based compensation	341	571	632	1,369
Loan production costs	4	38	17	47
General and administrative expenses	250	207	440	443

Total expenses	595	816	1,089	1,859

Operating loss	(113)	(179)	(309)	(640)

Interest expense, net	46	25	94	43
Loss on disposal of segment	—	102	—	102

Loss from continuing operations	(159)	(306)	(403)	(785)

Discontinued operations (Note 2):
Loss from discontinued operations before provision (benefit) for income taxes	—	(666)	—	(3,538)

Net loss	$(159)	$(972)	(403)	$(4,323)

Net Income Per Common Share - Basic and Diluted:

Loss from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Loss from discontinued operations	—	$(0.01)	—	$(0.03)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.04)

Weighted average shares outstanding – basic and diluted	86,706	99,037	80,613	107,642

See Notes to Unaudited Consolidated Financial Statements

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Dollars in thousands)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(403)	$(785)

Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	13	22
Loss on disposal of segment	—	102
Stock-based compensation	7	52
Changes in operating assets and liabilities, net of acquisitions:
Increase in fees receivable	(20)	(4)
Decrease in prepaids and other assets	6	16
Increase in accounts payable, accrued expenses and other current Liabilities	92	45

Cash used by operating activities	(305)	(552)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5)	(2)
Cash acquired from purchases of business	6	—
Proceeds from the sale of websites	—	30

Cash provided by investing activities	1	28

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	338	—
Repayment of convertible debentures	(30)	—
Repayments of promissory notes	(39)	(20)

Cash provided (used) by financing activities	269	(20)

Net cash provided by discontinued operations	—	626

Net (decrease) increase in cash and cash equivalents	(35)	82

Cash and cash equivalents, beginning of period	135	70

Cash and cash equivalents, end of period	$100	$152

See Notes to Unaudited Consolidated Financial Statements

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – Paragon Financial Corporation (the “Company”) was incorporated in Delaware on August 27, 1999. The unaudited condensed consolidated financial statements include the accounts of Paragon Financial Corporation and its wholly owned subsidiaries, Paragon Homefunding, Inc. and First Charleston Mortgage, L.L.C. (collectively referred to as the “Company”, “we”, or “us”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. All intercompany balances and transactions are eliminated in consolidation. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

USE OF ESTIMATES – In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that materially affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of goodwill and loss on disposal of our discontinued segment. Actual results could differ from those estimates.

FINANCIAL STATEMENT PRESENTATION – The condensed consolidated financial statements and notes are representations of the Company’s management. The Company’s management is responsible for the integrity and objectivity of these financial statements.

ACQUISITIONS – On January 19, 2005, the Company completed its acquisition of First Charleston Mortgage, L.L.C. (“FCM”). As consideration for the acquisition, the Company issued 4,285,714 shares of its $0.0001 par value common stock valued at $185 (or $0.043 per share). FCM has been in the business of originating residential mortgage loans since 2002. The acquisition is effective February 1, 2005 and was accounted for as an acquisition pursuant to SFAS No. 141, Accounting for Business Combinations (“SFAS 141”). Accordingly, the Company’s results of operations include the operating results of FCM from the effective date of the acquisition.

The Company’s unaudited condensed consolidated results of operations on a pro forma basis for the six months ended June 30, 2005 and 2004 as if it had consummated the acquisition of FCM and disposed of

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES – (continued)

PGNF Home Lending Corp. (see Note 2) on January 1, 2004 are as follows:

	2005	2004
Revenue	$791	$1,290
Net loss	$(414)	$(806)
Basic and diluted loss per share	$(0.00)	$(0.01)
Weighted average shares outstanding – basic and diluted	81,518	68,203

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

DERIVATIVE FINANCIAL INSTRUMENTS - The Company does not purchase, sell, or utilize off-balance sheet derivative financial instruments or derivative commodity instruments.

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

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES – (continued)

As of June 30, 2005, there were stock options outstanding for the purchase of 36,961,750 shares of the Company’s common stock. There were 1,750,000 and 2,550,000 stock options granted during the three and six months ended June 30, 2005, respectively.

The following table shows the pro forma net loss as if the fair value method of SFAS No. 123 had been used to account for stock-based compensation expense for the six months ended June 30, 2005 and 2004 (dollars in thousands, except per share amounts):

	2005	2004
Net loss	$(403)	$(785)
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	249	797

Pro forma net loss	$(652)	$(1,582)

Net loss per share:
Basic and diluted, as reported	$(0.00)	$(0.03)

Pro forma basic and diluted	$(0.01)	$(0.03)

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28 . SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement in APB Opinion No. 20 to

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES – (continued)

include the cumulative effect changes in accounting principle in the income statement in the period of change. Instead, to enhance comparability of prior period financial statements, SFAS 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period specific effects of applying the change. Although retrospective application is similar to restating prior periods, SFAS 154 gives the treatment a new name to differentiate it from restatement for correction of an error. Only direct effects of the change will be included in the retrospective application; all indirect effects will be recognized in the period of change. If it is impracticable to determine the cumulative effect for all periods, the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued. The changes required by SFAS 154 are not expected to have a material impact on the financial condition, results of operations, or liquidity of the Company.

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

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 2. DISCONTINUED OPERATIONS – (continued)

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of the PGNF have been classified as discontinued operations, with its operating results in the current and prior periods reported in discontinued operations for the three and six-month periods ended June 30, 2004. A summary of the operating results of the discontinued operations for the three and six months ended June 30, 2004 is as follows:

	Period ended June 30, 2004
	Three Months	Six Months
Revenue:
Gain on sale of loans	$508	$1,949
Loan origination fees	245	551
Interest, dividends, and other income	200	546

Total revenue	953	3,046

Expenses:
Salaries, commissions, benefits, and stock-based compensation	801	2,151
Loan production costs	110	309

General and administrative expenses	561	1,306
Impairment of goodwill	—	2,582
Non-recurring expense (income)	—	(198)
Interest expense	162	436
Other (income) expense	(15)	(3)

Total expenses	1,619	6,584

Loss from continuing operations	$(666)	$(3,538)

NOTE 3. GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, we incurred a net loss of $159 and $403 in the three and six months ended June 30, 2005, respectively, and has incurred cumulative losses of $9,028. At June 30, 2005, we had a working capital deficit of $1,949 and a deficit in stockholders’ equity of $1,406. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued existence depends on a number of factors, including but not limited to, the ability to originate loans and improve the operating results of our existing subsidiaries, to secure adequate sources of capital and to locate and fund acquisitions of suitable companies. However, there can be no assurance that the Company will be successful in these endeavors or able to continue as a going concern.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 4. OFFICE PROPERTY AND EQUIPMENT

Office property and equipment from continuing operations as of June 30, 2005 and December 31, 2004 are summarized as follows:

	2005	2004
Furniture and fixtures	$25	$20
Leasehold improvements	13	—
Office equipment	101	87

	139	107
Accumulated depreciation	(56)	(43)

	$83	$64

Depreciation expense for the six months ended June 30, 2005 and 2004 was $13 and $22, respectively.

NOTE 5. GOODWILL

Goodwill represents the excess of the merger consideration over the fair value of the net assets of PHF and FCM on the date they were acquired. A summary of goodwill follows:

PHF - Consideration for the merger was $876 consisting of $836 in shares of the Company’s common stock (1,224,000 shares at approximately $0.6833 per share), $25 in a promissory note issued by the Company, and $15 in costs associated with the merger. At the time of the merger, the fair value of the net assets of PHF was $54.	$822

FCM – Consideration for the merger was $185 consisting of $185 in shares of the Company’s common stock (4,285,714 shares at approximately $0.043 per share). At the time of the acquisition, the estimated fair value of the net assets of FCM was $15.	170

$992

NOTE 6. OTHER ASSETS

Other assets from continuing operations at June 30, 2005 and December 31, 2004 were:

	2005	2004
Deferred income tax assets	$414	$414
Security deposits and other	5	2

	$419	$416

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 7. SEGMENT DATA

The Company previously operated in two separate business segments: wholesale and retail. With the disposal of PGNF (Note 2), the Company operates in one business segment: retail mortgage brokering.

NOTE 8. DEBT

The Company’s debt from continuing operations as of June 30, 2005 and December 31, 2004 was as follows:

	2005	2004
Revolving line of credit subject to a standstill agreement with a commercial bank secured by certain equipment and furniture of the Company bearing interest at prime rate requiring monthly principal and interest payments of $5, due November 1, 2005	$200	$221
Insurance premium finance note bearing an interest rate of 8% with monthly principal and interest payments of $6, due May 1, 2005	—	24
Promissory note to vendor bearing interest of 8% with monthly principal and interest payments of $4	25	24
Promissory note to shareholders of PHF bearing interest at 4.92%, due December 31, 2005	25	25
Promissory note to former members of FCM	5	—
Convertible debentures bearing interest at 10% due December 31, 2006, currently in default	349	379
Subordinated note payable to former stockholder bearing interest at 5%, due November 30, 2005, currently in default for payments due at December 31, 2004	480	480
Subordinated note payable to former stockholder bearing interest at 5%, due May 31, 2008, currently in default	1,051	1,051

	$2,135	$2,204

NOTE 9. COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Risks - The Company enters into commitments to extend credit in the normal course of business. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. One-to-four family residential properties, if funded, would collateralize the commitments. The Company evaluates each customer’s creditworthiness and obtains appraisals to support the value of the underlying collateral. Also, external market forces affect the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements. The Company quotes interest rates to borrowers, which are generally subject to change by the Company. Although the Company typically honors such interest rate quotes, the quotes do not constitute interest rate locks, minimizing the potential interest rate risk exposure. The Company had no binding commitments to fund loans at June 30, 2005.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 9. COMMITMENTS AND CONTINGENCIES – (continued)

Supervisory Regulation - The Company’s mortgage brokering business is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”) and various state and federal agencies with respect to originating, processing, and selling mortgage loans as a nonsupervised correspondent lender. Those rules and regulations require, among other things, that the Company’s subsidiary, PHF, maintain a minimum net worth of $63 each, plus $25 for each branch office. As of June 30, 2005, PHF was in compliance with these requirements. The Company currently does not service loans for other investors or federal agencies.

Minimum Operating Lease Commitments - The Company is party to real estate leases for its mortgage offices in Florida and South Carolina as well as leases for certain office equipment.

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

On November 23, 2004, we entered into an agreement with our former corporate law firm whereby we would make monthly payments of $17 until we had liquidated the $231 due them. In addition, we executed an affidavit of confession of judgment waiving notice upon default or breach of the agreement related to this debt. On May 15, 2005, we defaulted on this agreement due to non-payment.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES – (continued)

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

The Company is also a party to various legal proceedings arising out of the ordinary course of the Company’s business. Management believes that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION

	2005	2004
SUPPLEMENTAL CASH FLOW DATA:
Cash interest paid	$31	$29
Income taxes paid	$—	$—

		2005
ACQUISITIONS OF BUSINESSES, NET OF CASH ACQUIRED

Fair value of assets acquired		$203
Liabilities assumed		(18)

Fair value of assets acquired		185

Stock issued		185
Fair value of assets acquired (other than goodwill)		(15)

Goodwill		$170

Cash acquired in purchase of business		$6

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

At June 30, 2005 and December 31, 2004, the Company had 659 shares of Series E Preferred Stock issued and outstanding. The cumulative dividend payable under this Series E Preferred Stock was $60 and $47 at June 30, 2005 and December 31, 2004, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be reviewed in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Please refer to the section entitled “Forward-Looking Statements” on page 3 of this Form 10-Q. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under the section entitled “Risk Factors That May Affect Future Results” and elsewhere in this report.

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

Overview

We are headquartered in Ponte Vedra Beach, Florida and were incorporated in Delaware in August 1999. We are a retail mortgage broker in the one-to-four family residential mortgage market. We conduct business in the states of Florida and South Carolina from our 7 offices.

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

Loan Originations

As of June 30, 2005, we originated loans through our offices in Florida and South Carolina.

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

Loan Production Costs

We also measure and monitor the cost to originate our loans. Such costs include the costs of credit, appraisals, and other direct costs associated with originating a mortgage loan, net of fees we receive from borrowers. Commissions paid to our loan officers are included in the salaries, commissions and benefits caption on our statement of operations.

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

Goodwill and Impairment

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill and other intangible assets are stated on the basis of cost.

Long-lived assets, including certain identifiable intangibles and goodwill, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable including, but not limited to, a deterioration of profits for a business segment that has long-lived assets, and when other changes occur which might impair recovery of long-lived assets

Discontinued Operations

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

Results of Operations

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Loan Originations. Loan originations decreased $2,523, or 8.8%, to $26,011 for the three months ended June 30, 2005 compared to $28,534 for the three months ended June 30, 2004. The decrease in loan originations resulted primarily from a reduction of origination volume at our Orlando, Florida location of $10,388 due to a loss of three loan officers at that location as well as the general reduction in the refinance market. The reduction in loan originations was offset by the addition of offices in Jacksonville, Florida and our acquisition of FCM in 2005 that were not included in the loan originations for the three months ended June 30, 2004.

Revenues

Loan origination fees. Loan origination fees decreased $155, or 24.3%, to $482 for the three months ended June 30, 2005 compared to $637 for the three months ended June 30, 2004. This decrease was due primarily to the 11.2% decrease in the number of mortgage loans originated in the three months ended June 30, 2005 compared to the three months ended June 30, 2004 as well as a reduction of 14.7% in the average fee per loan originated between the periods. The decrease in the number of loans originated in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was due to the loss of three loan officers at our Orlando, Florida locations. Expressed as a percentage of loan origination volume, origination fees were 1.86% and 2.23% for the three months ended June 30, 2005 and 2004, respectively.

Operating Expenses

Salaries, commissions and benefits. Salaries, commissions and benefits decreased $230, or 40.3%, to $341 for the three months ended June 30, 2005 compared to $571 for the three months ended June 30, 2004. This decrease was due primarily to reductions in commissions paid to our loan officers due to the fewer number of mortgage loans originated in the three months ended

June 30, 2005 compared to the three months ended June 30, 2004 as well as a reduction in salaries paid to our corporate officers in the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Loan production costs. Loan production costs decreased $34, or 89.5%, to $4 for the three months ended June 30, 2005 compared to $38 for the three months ended June 30, 2004. This decrease was due primarily to the fewer number of mortgage loans originated between the periods.

General and administrative expenses. General and administrative expenses increased $43, or 20.8%, to $250 for the three months ended June 30, 2005 compared to $207 for the three months ended June 30, 2004. This increase was primarily due to the operating expenses incurred at our recently acquired subsidiary, FCM, and the additional operating expenses associated with the opening of three new offices in the three months ended June 30, 2005.

Operating loss. The operating loss decreased by $66, or 36.9%, to $113 for the three months ended June 30, 2005 compared to $179 for the three months ended June 30, 2004. This decrease was due primarily to factors discussed above.

Interest expense. Interest expense increased $21, or 84.0%, to $46 for the three months ended June 30, 2005 compared to $25 for the three months ended June 30, 2004. This increase was due primarily to interest on the subordinated notes issued to PGNF on May 31, 2004. These subordinated notes were outstanding for only one month during the three months ended June 30, 2004.

Loss on disposal of segment. We incurred a loss of $102 on the disposal of PGNF in the three months ended June 30, 2004. This represents the non-cash loss incurred in disposing of PGNF.

Net loss from continuing operations. The net loss from continuing operations decreased $147, or 48.0%, to $159 for the three months ended June 30, 2005 compared to $306 for the three months ended June 30, 2004. This decrease was primarily due to the factors discussed above.

Loss from discontinued operations. The net loss from discontinued operations was $666 in the three months ended June 30, 2004 and relates to the operations of PGNF which were disposed of June 1, 2004. Revenues of discontinued operations were $953 for the three months ended June 30, 2004. Total expenses of discontinued operations were $1,619 for the three months ended June 30, 2004.

Net loss. The net loss decreased $813, or 83.6%, to $159 for the three months ended June 30, 2005 compared to $972 for the three months ended June 30, 2004. This decrease was primarily due to the factors discussed above.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Loan Originations. Loan originations decreased $7,258, or 14.1%, to $44,102 for the six months ended June 30, 2005 compared to $51,359 for the six months ended June 30, 2004. The decrease in loan originations resulted primarily from a reduction of origination volume at our Orlando, Florida location of $19,221 due to a loss of three loan officers at that location as well as the general reduction in the refinance market. The reduction in loan originations was offset by the addition of offices in Jacksonville, Florida and our acquisition of FCM in 2005 that were not included in the loan originations for the six months ended June 30, 2004.

Revenues

Loan origination fees. Loan origination fees decreased $439, or 36.0%, to $780 for the six months ended June 30, 2005 compared to $1,219 for the six months ended June 30, 2004. This decrease was due primarily to the 16.7% decrease in the number of mortgage loans originated in the six months ended June 30, 2005 compared to the six months ended June 30, 2004 as well as a reduction of 23.2% in the average fee per loan originated between the periods. The decrease in the number of loans originated in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 was due to the loss of three loan officers at our Orlando, Florida locations. Expressed as a percentage of loan origination volume, origination fees were 1.77% and 2.37% for the six months ended June 30, 2005 and 2004, respectively.

Operating Expenses

Salaries, commissions and benefits. Salaries, commissions and benefits decreased $737, or 53.8%, to $632 for the six months ended June 30, 2005 compared to $1,369 for the six months ended June 30, 2004. This decrease was due primarily to a reduction of salaries, benefits and non-cash stock based compensation of $418 at our corporate office as well as reductions in commissions paid to our loan officers due to the fewer number of mortgage loans originated in the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Loan production costs. Loan production costs decreased $30, or 63.8%, to $17 for the six months ended June 30, 2005 compared to $47 for the six months ended June 30, 2004. This decrease was due primarily to the fewer number of mortgage loans originated between the periods.

General and administrative expenses. General and administrative expenses decreased $3, or 0.7%, to $440 for the six months ended June 30, 2005 compared to $443 for the six months ended June 30, 2004. Our corporate expenses decreased $52 in the six months ended June 30, 2005 as compared to the same period in 2004. The decrease in corporate expenses was offset by an increase in general and administrative expenses at our subsidiaries for the six months ended June 30, 2005 as compared to 2004. The increase in general and administrative expenses at our subsidiaries in the six month ended June 30, 2005 as compared to 2004 relates to our acquisition of FCM, effective February 1, 2005, and the additional branches opened by both FCM and PHF in the three months ended June 30, 2005.

Operating loss. The operating loss decreased by $331, or 51.7%, to $309 for the six months ended June 30, 2005 compared to $640 for the six months ended June 30, 2004. This decrease was due primarily to factors discussed above.

Interest expense. Interest expense increased $51, or 118.6%, to $94 for the six months ended June 30, 2005 compared to $43 for the six months ended June 30, 2004. This increase was due primarily to interest on the subordinated notes issued to PGNF on May 31, 2004 as part of our disposal of that company. These subordinated notes were outstanding for only one month during the six months ended June 30, 2004.

Loss on disposal of segment. We incurred a non-cash loss of $102 on the disposal of PGNF in the six months ended June 30, 2004.

Net loss from continuing operations. The net loss from continuing operations decreased $382, or 48.7%, to $403 for the six months ended June 30, 2005 compared to $785 for the six months ended June 30, 2004. This decrease was primarily due to the factors discussed above.

Loss from discontinued operations. The net loss from discontinued operations was $3,538 in the six months ended June 30, 2004 and relates to the operations of PGNF which were disposed of June 1, 2004. Total revenues of our discontinued operations were $3,046 for the six months ended June 30, 2004. Total expenses of our discontinued operations were $6,584 for the six months ended June 30, 2004. Total expenses of our discontinued operations include an impairment charge of $2,582 in the six months ended June 30, 2004.

Net loss. The net loss decreased $3,920, or 90.7%, to $403 for the six months ended June 30, 2005 compared to $4,323 for the six months ended June 30, 2004. This decrease was primarily due to the factors discussed above.

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

At June 30, 2005, we had cash and cash equivalents of approximately $100 and fees receivable of $66 with which to satisfy our on-going mortgage and corporate operations’ current liabilities of $2,116. We continue seeking ways to improve our liquidity to a level sufficient to accomplish our goals for 2005 and continue as a going concern.

While the performance of our operating subsidiaries improved in the three month period ended June 30, 2005 as compared to the three month period ended March 31, 2005, their performance was below expectation for the six months ended June 30, 2005. Due to this poor operating performance, as well as the costs associated with our being publicly traded, we are experiencing difficulty in meeting the liquidity requirements of our corporate operations as well as servicing its existing obligations. Unless our subsidiaries’ operating performance improves, or we are able to acquire other profitable financial services operations, we will be required to raise additional equity capital the terms of which might be substantially dilutive to our existing shareholders. We continue reviewing our corporate operating expenses, seeking to acquire profitable financial services operations producing positive cash flow, and renegotiating the terms of our existing indebtedness with major creditors, but there can be no assurances that we will be able to secure the additional capital, reduce our corporate operating expenses, renegotiate the terms of our existing indebtedness, or acquire profitable financial services operations required to continue funding our corporate operations and continue as a going concern.

Below is a summary of our actions to date attempting to restructure our debt.

Short-term debt. On June 4, 2003, we entered into a revolving line of credit with a commercial bank in the amount of $250,000. This revolving line of credit had an interest rate of prime, is secured by a general lien on our assets, and is guaranteed by our current and former subsidiaries. The commercial bank demanded repayment of this credit facility on September 13, 2004. We were not able to meet this demand, and, as discussed elsewhere, we entered into a standstill agreement with this bank whereby the maturity date of the note was extended to December 1, 2005, the interest rate increased from the bank’s prime rate to its prime rate plus 4%, and required principal reduction payments of $5 per month through November 1, 2005.

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

Subordinated promissory notes to PGNF (a formerly related party). In July 2005, the owner of our former subsidiary PGNF did an assignment for the benefit of creditors and closed the business. PGNF is the holder of subordinated promissory notes with a face value of $1,531 and accrued interest of $75. We are currently in default under the terms of these promissory notes and are attempting to contact the assignee in an effort to discuss the repurchase of these obligations.

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

Tabular Disclosure of Contractual Obligations

The following table presents our contractual obligations as of June 30, 2005:

		Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years
Subordinated debt due formerly related party	$1,531	$580	$951	—
Convertible debentures	349	349		—
Short-term debt	205	205	—	—
Promissory notes and other contractual obligations	185	185	—	—
Notes payable related party	25	25	—	—
Operating leases	125	52	73	—

The fair value of our contractual obligations approximate the carrying value.	$2,420	$1,396	$1,024	$—

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

While we monitor interest rates and may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that our results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. There were no open hedging positions at June 30, 2005.

Item 4. Control and Procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

As we disclosed in Part I, Footnote 9 – Commitments and Contingencies, we are in default under certain of our promissory notes with our creditors. As explained therein, we are attempting to negotiate extensions and other forebearance with these creditors.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual meeting of stockholders on June 21, 2005. At the meeting, the stockholders re-elected of all four of our existing directors to serve as directors until the next annual meeting of stockholders and until their successors shall have been duly elected and qualified. Of the 86,706,250 shares of common stock entitled to vote at the meeting, 46,722,365 shares of common stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 53.89% of our outstanding shares of common stock.

In connection with such election, the stockholders voted as follows:

	FOR	WITHHELD
Paul K. Danner	46,718,406	3,959
George O. Deehan	46,719,419	2,946
Charles D. Van Sickle	46,720,691	1,674
Stephen Croskrey	46,718,397	3,968

Item 5. Other Information.

On August 14, 2005, George O. Deehan resigned from our Board of Directors. Mr. Deehan had recently been named as the chief operating officer of Sunset Financial Resources (“SFR”), a publicly traded real estate investment trust located in Jacksonville, Florida. SFR’s board determined that Mr. Deehan’s capacity as director of Paragon was in conflict with his acting as an officer of SFR.

There were no disagreements with Paragon, executive officers, or members of Paragon’s board of directors on any matter relating to Paragon’s operations, policies or practices.

Mr. Deehan has been furnished with a copy of this statement.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits: The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of October 14, 2002 among PlanetRx.com, Inc. (n/k/a Paragon Financial Corporation), Paragon Homefunding, Inc. a Delaware Corporation and Mortgage Express, Inc. (n/k/a PGNF Home Lending Corp., et al (the “Mortgage Express Plan of Merger”).**

2.2	Amendment No. 1 to the Mortgage Express Plan of Merger.***

2.3	Agreement and Plan of Merger dated December 9, 2002 among PlanetRx.com, Inc. (n/k/a Paragon Financial Corporation), Paragon Acquisition Corp. II, Paragon Homefunding, Inc., a Florida corporation, et al. (the “Paragon Homefunding Plan of Merger”).***

2.4	Amendment No. 1 to the Paragon Homefunding Florida Plan of Merger.***

2.5	Stock Purchase Agreement between Paragon and Philip Lagori for the sale of PGNF Homelending Corp. +

2.6	Member Purchase Agreement between Paragon and the Members of First Charleston Mortgage LLC dated January 19, 2005. ++

3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 6, 1999. ****

3.2	Certificate of Amendment of the Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 13, 2000. ****

3.3	Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 30, 2002. ****

3.4	Certificate of Amendment of the Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 26, 2002. ****

3.5	Certificate of Designations of Series E Preferred Stock.*****

3.6	Amended and Restated By-laws. ****

4.1	Form of convertible promissory note. ****

4.2	5% Subordinated promissory note due November 30, 2005 for $480,000 +

4.3	5% Subordinated promissory note due May 31, 2008 for $1,051,225 +

10.1	Amended and Restated Employment Agreement, dated as of September 1, 2002 by and between PlanetRx.com, Inc. (now known as Paragon Financial Corporation) and Paul Danner. ****

10.2	Employment Agreement, dated as of September 4, 2002 by and between PlanetRx.com, Inc. (now known as Paragon Financial Corporation) and Steven A. Burleson. ****

10.3	Employment Agreement, dated as of January 31, 2003 by and between Paragon Financial Corporation and Philip Lagori. ****

10.4	Employment Agreement, dated as of December 30, 2002 by and between Paragon Financial Corporation and Scott Vining. ****

10.5	Lease dated January 1, 2003 between Ponte Vedra Management Group, Ltd. and Paragon Financial Corporation. ****

10.6	Lease dated September 1, 2000 between 820 West Lake, LLC and Mortgage Express, Inc. (n/k/a PGNF Home Lending Corp.). ****

10.7	Employment Agreement, dated October 16, 2003, by and between Paragon Financial Corporation and George O. Deehan *****

10.8	Employment Agreement, dated June 17, 2003, by and between Paragon Financial Corporation and Joseph P. Bryant, Jr. *****

10.9	Employment Agreement, dated May 6, 2003, by and between Paragon Financial Corporation and Steven L. Barnett. *****

31.1	Certification of Principal Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2005 *

31.2	Certification of Principal Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2005 *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 15, 2005 *

*	Filed herewith
+	Filed as an exhibit to Paragon’s Current Report on From 8-K/A, as amended, for an even dated June 30, 2004
@	This exhibit represents a management contract
**	This exhibit represents a compensatory plan
***	Filed as an exhibit to Paragon’s Current Report on Form 8 for an event dated January 31, 2003
****	Filed as an exhibit to Paragon’s Annual Report on Form 10-K for the year ended December 31, 2002
*****	Filed as an exhibit to Paragon’s Quarterly Report for the period ended March 31, 2004, as amended
++	Filed as an exhibit to Paragon’s Current Report on Form 8-K for an event dated January 19, 2005.

(b) Reports of Forms 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON FINANCIAL CORPORATION

BY:

/s/ SCOTT L. VINING
Scott L. Vining
Chief Financial Officer
Dated: August 15, 2005