Form 10-Q
period 2005-09-30
PARAGON FINANCIAL CORP
filed 2005-11-21
CIK 1089979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission file number 000-27437

PARAGON FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3227733
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

830-13 A1A North, Ponte Vedra Beach, FL 32082

(Address of principal executive offices and zip code)

(904) 285-0000

(Registrant’s telephone number, including area code)

2207 Sawgrass Village Drive, Ponte Vedra Beach, FL 32082

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☐

The total number of shares of the registrant’s common stock outstanding as of November 15, 2005: 88,006,250

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(Dollars in thousands, except share data)

	2005	2004*
ASSETS
Current assets:
Cash and cash equivalents	$130	$135
Fees receivable	67	46
Prepaid and other current assets	6	9

Total current assets	203	190

Office property and equipment, net of accumulated depreciation of $64 and $43	78	64
Goodwill	993	822
Other assets	419	416

TOTAL ASSETS	$1,693	$1,492

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Liabilities to formerly related party	$1,531	$580
Short-term debt	186	221
Notes payable	26	48
Notes payable – related parties	33	25
Convertible notes payable	—	379
Accounts payable	383	371
Accrued expenses – related parties	59	59
Accrued expenses – other	604	392
Stock subscription proceeds received	—	178

Total current liabilities	2,822	2,253

Long-term debt:
Liabilities to formerly related party, less current portion	—	951
Convertible debentures	455	—

Total liabilities	3,277	3,204

Stockholders’ deficit:
Preferred stock: Issuable in series, $0.0001 par value; 5,000,000 shares authorized: Series E, $1,000 stated value; 659 and 659 shares issued and outstanding, respectively	—	—
Common stock, $0.0001 par value. 400,000,000 shares authorized: 88,006,250 and 65,212,744 shares issued and outstanding	8	6
Additional paid-in capital	7,697	6,914
Retained deficit	(9,228)	(8,625)
Cumulative comprehensive income:	—	—
Unearned stock-based compensation	(61)	(7)

Total stockholders’ deficit	(1,584)	(1,712)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,693	$1,492

*	Derived from audited consolidated financial statements filed in the Company’s 2004 Annual Report on Form 10-K.

See Notes to Unaudited Condensed Consolidated Financial Statements

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Revenue:
Loan origination fees	$689	$479	$1,469	$1,698

Expenses:
Salaries, commissions, benefits, and stock-based compensation	495	407	1,127	1,776
Loan production costs	14	7	31	54
General and administrative expenses	331	135	771	578

Total expenses	840	549	1,929	2,408

Operating loss	(151)	(70)	(460)	(710)

Interest expense, net	49	41	143	84

Loss from continuing operations	(200)	(111)	(603)	(794)

Discontinued operations (Note 2):
Loss from discontinued operations (including loss on disposal of segment of $102)	—	—	—	(3,640)

Net loss	$(200)	$(111)	$(603)	$(4,434)

Net Income Per Common Share - Basic and Diluted:

Loss from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Loss from discontinued operations	—	—	—	$(0.04)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.05)

Weighted average shares outstanding – basic and diluted	86,759	64,044	82,683	93,000

See Notes to Unaudited Condensed Consolidated Financial Statements

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Dollars in thousands)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(603)	$(794)

Adjustments to reconcile net loss to cash used by operating activities:
Depreciation	21	33
Stock-based compensation	11	57
Non-cash interest expense for beneficial conversion feature	9	—
Changes in operating assets and liabilities, net of acquisitions:
Increase in fees receivable	(21)	(27)
Decreases in prepaids and other assets	—	4
Increase in accounts payable, accrued expenses and other current liabilities	206	78

Cash used by operating activities	(377)	(649)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8)	(4)
Cash acquired from purchases of business	6	—
Proceeds from the sale of websites	—	30

Cash (used) provided by investing activities	(2)	26

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	338	—
Proceeds from the issuance of warrants	9	—
Proceeds from the issuance of debentures	106	—
Repayment of convertible debentures	(30)	—
(Repayments of) proceeds from promissory notes	(49)	23

Cash provided by financing activities	374	23

Net cash provided by discontinued operations	—	626

Net (decrease) increase in cash and cash equivalents	(5)	26

Cash and cash equivalents, beginning of period	135	70

Cash and cash equivalents, end of period	$130	$96

See Notes to Unaudited Condensed Consolidated Financial Statements

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – Paragon Financial Corporation (the “Company”) was incorporated in Delaware on August 27, 1999. The unaudited condensed consolidated financial statements include the accounts of Paragon Financial Corporation and its wholly owned subsidiaries, Paragon Homefunding, Inc. and First Charleston Mortgage, L.L.C. (collectively referred to as the “Company”, “we”, or “us”). The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. All intercompany balances and transactions are eliminated in consolidation. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

RECLASSIFICATIONS - Certain reclassifications have been made to our previously issued financial statements to conform to the current period’s presentation. As of December 31, 2004, certain amounts due to formerly related party have been reclassified from current portion of long-term debt ($100) and notes payable ($580) and included under the caption “Liabilities to formerly related party.” In addition, we reclassified the loss on the disposal of PGNF as a part of the loss from discontinued operations (see footnote 2 “Discontinued Operations”). In our Form 10-Q for the nine months ended September 30, 2004, we reported this amount as part of our loss from continuing operations.

ACQUISITIONS - On January 19, 2005, the Company completed its acquisition of First Charleston Mortgage, L.L.C. (“FCM”). As consideration for the acquisition, the Company issued 4,285,714 shares of its $0.0001 par value common stock valued at $186 (or $0.043 per share). FCM has been in the business of originating residential mortgage loans since 2002. The acquisition is effective February 1, 2005 and was accounted for as an acquisition pursuant to SFAS No. 141, Accounting for Business Combinations (“SFAS 141”). Accordingly, the Company’s results of operations include the operating results of FCM from the effective date of the acquisition.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES – (continued)

The Company’s unaudited condensed consolidated results of operations on a pro forma basis for the nine months ended September 30, 2005 and 2004 as if it had consummated the acquisition of FCM and disposed of PGNF Home Lending Corp. (see Note 2) on January 1, 2004 are as follows (in thousands except per share data):

	2005	2004
Revenue	$1,480	$1,769
Net loss	$(614)	$(815)
Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average shares outstanding – basic and diluted	82,982	68,256

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

STOCK BASED COMPENSATION - The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, in accounting for employee stock options rather than the alternative fair value accounting allowed by FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). APB 25 provides that compensation expense relative to the Company’s employee stock options is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Under SFAS 123, the fair value of stock options at the date of grant is recognized in earnings over the vesting period of the options. In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”), which amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. The Company will continue to report stock based compensation under APB 25 but has adopted the interim reporting requirements of SFAS 148. The maximum number of shares of common stock that may be issued pursuant to the plan is 100,000,000 shares. As of September 30, 2005, 29,744,250 shares had been issued under the 2002 Equity Participation Plan.

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES – (continued)

eliminates the requirement in APB Opinion No. 20 to include the cumulative effect changes in accounting principle in the income statement in the period of change. Instead, to enhance comparability of prior period financial statements, SFAS 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period specific effects of applying the change. Although retrospective application is similar to restating prior periods, SFAS 154 gives the treatment a new name to differentiate it from restatement for correction of an error. Only direct effects of the change will be included in the retrospective application; all indirect effects will be recognized in the period of change. If it is impracticable to determine the cumulative effect for all periods, the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued. The changes required by SFAS 154 are not expected to have a material impact on the financial condition, results of operations, or liquidity of the Company.

NOTE 2. DISCONTINUED OPERATIONS

On June 30, 2004, we sold our PGNF Home Lending Corp. (“PGNF”) subsidiary effective May 31, 2004. Pursuant to the agreement, we exchanged the common stock of PGNF, as well as the assumption of all of PGNF’s liabilities, contingent and otherwise, for 52,329,735 shares of our common stock valued at $3,140 (based upon the closing price of $0.06 on May 31, 2004) and 1,800 shares of our Series E preferred stock plus accrued dividend valued at $1,813. At the closing of this sale, our book value in PGNF was $5,054, and we recognized a loss of $102 as a result of this sale.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the assets and liabilities of the PGNF have been classified as discontinued operations, with its operating results in the current and prior periods reported in discontinued operations for the nine-month period ended September 30, 2004. We recorded an impairment charge related to this subsidiary in the three months ended March 31, 2004 that was included in the results of discontinued operations for that period. A summary of the operating results of the discontinued operations for the nine months ended September 30, 2004 was as follows:

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 2. DISCONTINUED OPERATIONS – (continued)

Revenues:
Gain on sale of loans	$1,949
Loan origination fees	551
Interest, dividends, and other income	546

Total revenue	3,046

Expenses:
Salaries, commissions, benefits, and stock-based compensation	2,151
Loan production costs	309
General and administrative expenses	1,306
Impairment of goodwill	2,582
Non-recurring expense (income)	(198)
Interest expense	436
Other (income) expense	(2)

Total expenses	6,584

Loss on disposal of segment	102

Total expenses and loss on disposal of segment	6,686

Loss from discontinued operations	$(3,640)

NOTE 3. GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, we incurred a net loss of $200 and $603 in the three and nine months ended September 30, 2005, respectively, and have incurred cumulative losses of $9,228 At September 30, 2005, we had a working capital deficit of $2,619 and a deficit in stockholders’ equity of $1,584. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s continued existence depends on a number of factors, including but not limited to, the ability to originate loans and improve the operating results of our existing subsidiaries, to secure adequate sources of capital and to locate and fund acquisitions of suitable companies. However, there can be no assurance that we will be successful in these endeavors or able to continue as a going concern.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 4. OFFICE PROPERTY AND EQUIPMENT

Office property and equipment from continuing operations as of September 30, 2005 and December 31, 2004 are summarized as follows:

	2005	2004
Furniture and fixtures	$25	$20
Leasehold improvements	13	—
Office equipment	104	87

	142	107
Accumulated depreciation	(64)	(43)

	$78	$64

Depreciation expense for the nine months ended September 30, 2005 and 2004 was $21 and $33, respectively.

NOTE 5. GOODWILL

Goodwill represents the excess of the merger consideration over the fair value of the net assets of PHF and FCM on the date they were acquired. A summary of goodwill follows:

PHF - Consideration for the merger was $876 consisting of $836 in shares of the Company’s common stock (1,224,000 shares at approximately $0.6833 per share), $25 in a promissory note issued by the Company, and $15 in costs associated with the merger. At the time of the merger, the fair value of the net assets of PHF was $54.	$822

FCM – Consideration for the merger was $186 consisting of $186 in shares of the Company’s common stock (4,285,714 shares at approximately $0.043 per share). At the time of the acquisition, the estimated fair value of the net assets of FCM was $15.	171

$993

NOTE 6. OTHER ASSETS

Other assets from continuing operations at September 30, 2005 and December 31, 2004 were:

	2005	2004
Deferred income tax assets	$414	$414
Security deposits and other	5	2

	$419	$416

NOTE 7. SEGMENT DATA

The Company previously operated in two separate business segments: wholesale and retail. With the disposal of PGNF (Note 2), the Company operates in one business segment: retail mortgage brokering.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 8. DEBT

The Company’s debt from continuing operations as of September 30, 2005 and December 31, 2004 was as follows:

	2005	2004
Revolving line of credit subject to a standstill agreement with a commercial bank secured by certain equipment and furniture of the Company bearing interest at prime rate requiring monthly principal and interest payments of $5, due November 1, 2005	$186	$221
Insurance premium finance note bearing an interest rate of 8% with monthly principal and interest payments of $6, due May 1, 2005	—	24
Promissory note to vendor bearing interest of 8% with monthly principal and interest payments of $4	26	24
Promissory note to shareholders of PHF bearing interest at 4.92%, due December 31, 2005	25	25
Promissory note to former members of FCM	8	—
Convertible debentures bearing interest at 10% due December 31, 2006, currently in default	349	379
Convertible debentures bearing interest at 12% due December 31, 2007	106	—
Subordinated note payable to former stockholder bearing interest at 5%, due November 30, 2005, currently in default for payments due at December 31, 2004	480	480
Subordinated note payable to former stockholder bearing interest at 5%, due May 31, 2008, currently in default	1,051	1,051

Total debt	$2,231	$2,204

On August 8, 2005, our Board of Directors authorized the issuance of up to $250 in 12% convertible debentures with 1,000,000 detachable warrants in a private placement. Under this authorization, the conversion price of the debt and the exercise price of the warrants is equal to the closing market price of our common stock on the closing date. To date, we have placed $115 in face value of these notes. In accordance with EITF 98-05 and 00-27, we allocated $9 to the value of the warrants based upon the relative fair values of the securities. In addition, we determined that the convertible note had a beneficial conversion feature and recorded $9 as interest expense in the three months ended September 30, 2005 for the value of the beneficial conversion feature.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Risks - The Company enters into commitments to extend credit in the normal course of business. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. One-to-four family residential properties, if funded, would collateralize the commitments. The Company evaluates each customer’s creditworthiness and obtains appraisals to support the value of the underlying collateral. Also, external market forces affect the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements. The Company quotes interest rates to borrowers, which are generally subject to change by the Company. Although the Company typically honors such interest rate quotes, the quotes do not constitute interest rate locks, minimizing the potential interest rate risk exposure. The Company had no binding commitments to fund loans at September 30, 2005.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 9. COMMITMENTS AND CONTINGENCIES – (continued)

Supervisory Regulation - The Company’s mortgage brokering business is subject to the rules and regulations of the Department of Housing and Urban Development (“HUD”) and various state and federal agencies with respect to originating, processing, and selling mortgage loans as a nonsupervised correspondent lender. Those rules and regulations require, among other things, that the Company’s subsidiary, PHF, maintain a minimum net worth of $63 each, plus $25 for each branch office. As of September 30, 2005, PHF was in compliance with these requirements. The Company currently does not service loans for other investors or federal agencies.

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

NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION

	2005	2004
SUPPLEMENTAL CASH FLOW DATA:
Cash interest paid	$50	$32
Income taxes paid	$—	$—

2005
ACQUISITIONS OF BUSINESSES, NET OF CASH ACQUIRED

Fair value of assets acquired	$204
Liabilities assumed	(18)

Fair value of assets acquired	186

Stock issued	186
Fair value of net assets acquired (other than goodwill)	(15)

Goodwill	$171

Cash acquired in purchase of business	$6

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

At September 30, 2005 and December 31, 2004, the Company had 659 shares of Series E Preferred Stock issued and outstanding. The cumulative dividend payable under this Series E Preferred Stock was $60 and $47 at September 30, 2005 and December 31, 2004, respectively.

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

On July 1, 2005, we issued 650,000 restricted shares valued at $32 (or $0.05 per restricted share) to a consultant for services to be rendered over the next thirty-six months. These restricted shares vest ratably over a thirty-six (36) month period.

On July 29, 2005, we issued 650,000 restricted shares valued at $32 (or $0.05 per restricted share) to a consultant for services to be rendered over the next thirty-six months. These restricted shares vest ratably over a thirty-six (36) month period.

STOCK PURCHASE WARRANTS - As part of our convertible notes offering completed in 2003, we issued detachable warrants to purchase up to 75,800 shares of common stock at a rate of $0.25 per share. The warrants are exercisable at a rate of $0.25 per share for a period of three years. On January 31, 2005, we extended the exercise period to December 31, 2006 and reduced the exercise price to $0.05 per share as part of a restructuring of this debt.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 11. STOCKHOLDERS’ DEFICIT – (continued)

On February 28, 2005, we issued warrants to purchase up to 17,207,791 shares of our common stock with an exercise price of $0.04 per share as part of the units offered as part of our private placement financing transaction. These warrants expire on December 31, 2007.

On September 1, 2005, we issued warrants to purchase up to 460,000 shares of our common stock with an exercise price of $0.04 per share as part of our private placement of convertible debt securities. These warrants expire on December 31, 2006.

STOCK-BASED COMPENSATION – As of September 30, 2005, there were stock options outstanding for the purchase of 29,744,250 shares of the Company’s common stock. There were 3,372,500 and 5,922,000 stock options granted during the three and nine months ended September 30, 2005, respectively. There were 10,590,00 stock options forfeited during the three and nine months ended September 30, 2005, respectively.

The following table shows the pro forma net loss as if the fair value method of SFAS No. 123 had been used to account for stock-based compensation expense for the nine months ended September 30, 2005 and 2004 (dollars in thousands, except per share amounts):

	2005	2004
Net loss	$(603)	$(896)
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	174	1,178

Pro forma net loss	$(777)	$(2,074)

Net loss per share:
Basic and diluted, as reported	$(0.01)	$(0.01)
Pro forma basic and diluted	$(0.01)	$(0.02)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be reviewed in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Please refer to the section below entitled “Forward-Looking Statements”. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under the section entitled “Risk Factors That May Affect Future Results” and elsewhere in this report.

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

Overview

We were incorporated in Delaware in August 1999 and are headquartered in Ponte Vedra Beach, Florida. We are a retail mortgage broker in the one-to-four family residential mortgage market. We conduct business in the states of Florida and South Carolina from our 8 offices.

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

Loan Originations

As of September 30, 2005, we originated loans through our offices in Florida and South Carolina.

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

Loan Production Costs

We also measure and monitor the cost to originate our loans. Such costs include the costs of credit, appraisals, and other direct costs associated with originating a mortgage loan, net of fees we receive from borrowers. Commissions paid to our loan officers are included in the Salaries, commissions, benefits and stock-based compensation caption on our statement of operations.

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

Discontinued Operations

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), a component classified as held for sale is reported in discontinued operations when the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. In a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statement for current and prior periods reports the results of operations of the component, including any gain or loss recognized in accordance with SFAS 144 paragraph 37, in discontinued operations. The results of discontinued operations, less applicable income taxes (benefit), are reported as a separate component of income before extraordinary items and the cumulative effect of accounting changes (if applicable). The assets and liabilities of a disposal group classified as held for sale is presented separately in the asset and liability sections, respectively, of the statement of financial position.

Results of Operations

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Loan Originations. Loan originations increased $17,360, or 83.2%, to $38,213 for the three months ended September 30, 2005 compared to $20,854 for the three months ended September 30, 2004. We closed 231 loans in the three months ended September 30, 2005 compared to 111 loans for the three months ended September 30, 2004. The increase in loan originations is due to our acquisition of FCM in January 2005 as well as additional loan volume from our new locations in Jacksonville, Florida.

Revenues

Loan origination fees. Loan origination fees increased $210, or 43.8%, to $689 for the three months ended September 30, 2005 compared to $479 for the three months ended September 30, 2004. The increase in loan origination fees was due to our acquisition of FCM in January 2005. The average revenue per closed loan decreased 30.9% in the three months ended September 30, 2005 compared to the three months ended September 30, 2004. The number of loans closed increased 108.1% in the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Expressed as a percentage of loan origination volume, origination fees were 1.8% and 2.3% for the three months ended September 30, 2005 and 2004, respectively.

Operating Expenses

Salaries, commissions, benefits and stock-based compensation. Salaries, commissions, benefits and stock-based compensation increased $88, or 21.6%, to $495 for the three months ended September 30, 2005 compared to $407 for the three months ended September 30, 2004. This increase was due to the salaries, commissions and benefits associated with our acquisition of FCM in January 2005 and for our new branches in Jacksonville, Florida.

Loan production costs. Loan production costs increased $7, or 100.0%, to $14 for the three months ended September 30, 2005 compared to $7 for the three months ended September 30, 2004. This increase was due to the higher loan production costs associated with our FCM acquisition.

General and administrative expenses. General and administrative expenses increased $196, or 145.2%, to $331 for the three months ended September 30, 2005 compared to $135 for the three months ended September 30, 2004. This increase was primarily due to increased expenses at our corporate location associated with our revised business plan as well as the operating expenses incurred at our recently acquired subsidiary, FCM, and our new offices in the three months ended September 30, 2005.

Operating loss. The operating loss increased by $81, or 115.7%, to $151 for the three months ended September 30, 2005 compared to $70 for the three months ended September 30, 2004. This decrease was due primarily to factors discussed above.

Interest expense. Interest expense increased $8, or 19.5%, to $49 for the three months ended September 30, 2005 compared to $41 for the three months ended September 30, 2004. This increase was due primarily to the beneficial conversion feature associated with the convertible notes we issued on September 1, 2005.

Net loss. The net loss increased $89, or 80.2%, to $200 for the three months ended September 30, 2005 compared to $111 for the three months ended September 30, 2004. This decrease was primarily due to the factors discussed above.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Loan Originations. Loan originations increased $10,102, or 14.0%, to $82,315 for the nine months ended September 30, 2005 compared to $72,213 for the nine months ended September 30, 2004. We closed 495 loans in the nine months ended September 30, 2005 compared to 428 loans for the nine months ended September 30, 2004. The increase in loan originations is due to our acquisition of FCM in January 2005 as well as additional loan volume from our new locations in Jacksonville, Florida.

Revenues

Loan origination fees. Loan origination fees decreased $229, or 13.5%, to $1,469 for the nine months ended September 30, 2005 compared to $1,698 for the nine months ended September 30, 2004. This decrease was due to a decline in the average revenue per loan of $1, or 25.2%, to $3 for the nine months ended September 30, 2005 compared to $4 in the nine months ended September 30, 2004. This decrease was due primarily to competition in the marketplace as loan originators become more aggressive in pricing loans in a declining mortgage loan market.

Operating Expenses

Salaries, commissions, benefits and stock-based compensation. Salaries, commissions, benefits and stock-based compensation decreased $649, or 36.5%, to $1,127 for the nine months ended September 30, 2005 compared to $1,776 for the nine months ended September 30, 2004. This decrease was due primarily to a reduction of salaries, benefits and non-cash stock based compensation of $382 at our corporate office as well as reductions in commissions paid to our loan officers on loans originated in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Loan production costs. Loan production costs decreased $23, or 42.6%, to $31 for the nine months ended September 30, 2005 compared to $54 for the nine months ended September 30, 2004. This decrease was due to a higher pull through rate from application to closing in the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

General and administrative expenses. General and administrative expenses increased $193, or 33.4%, to $771 for the nine months ended September 30, 2005 compared to $578 for the nine months ended September 30, 2004. The increase in general and administrative expenses in the nine months ended September 30, 2005 as compared to 2004 is due to our acquisition of FCM, effective February 1, 2005, and the additional branches opened by both FCM and PHF in the nine months ended September 30, 2005.

Operating loss. The operating loss decreased by $250, or 35.2%, to $460 for the nine months ended September 30, 2005 compared to $710 for the nine months ended September 30, 2004. This decrease was due primarily to factors discussed above.

Interest expense. Interest expense increased $59, or 70.2%, to $143 for the nine months ended September 30, 2005 compared to $84 for the nine months ended September 30, 2004. This increase was due primarily to interest on the subordinated notes issued to PGNF on May 31, 2004 as part of our disposal of PGNF.

Net loss from continuing operations. The net loss from continuing operations decreased $191, or 24.1%, to $603 for the nine months ended September 30, 2005 compared to $794 for the nine months ended September 30, 2004. This decrease was primarily due to the factors discussed above.

Loss from discontinued operations. The net loss from discontinued operations was $3,640 in the nine months ended September 30, 2004 and relates to the operations of PGNF which were disposed of June 1, 2004. Total revenues of our discontinued operations were $3,046 for the nine months ended September 30, 2004. Total expenses of our discontinued operations were $6,584 for the nine months ended September 30, 2004. Total expenses of our discontinued operations include an impairment charge of $2,582 in the nine months ended September 30, 2004 for the reduction in carrying value of PGNF. We incurred a non-cash loss of $102 on the disposal of PGNF in the nine months ended September 30, 2004.

Net loss. The net loss decreased $3,831, or 86.4%, to $603 for the nine months ended September 30, 2005 compared to $4,434 for the nine months ended September 30, 2004. This decrease was primarily due to the factors discussed above.

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

At September 30, 2005, we had cash and cash equivalents of approximately $133 and fees receivable of $67 with which to satisfy our ongoing mortgage and corporate operations’ current liabilities of $2,882. We are currently seeking to improve our liquidity by converting past due vendor balances and other liabilities to common stock as well as raising the necessary capital to continue as a going concern.

On August 8, 2005, our Board of Directors authorized the issuance of up to $250,000 in 12% convertible debentures with 1,000,000 detachable warrants in a private placement. Under this authorization, the conversion price of the debt and the exercise price of the warrants is equal to the closing market price of our common stock on the closing date. To date, we have placed $115 in face value of these notes. In accordance with EITF 98-05 and 00-27, we allocated $9 to the value of the warrants based upon the relative fair values of the securities. In addition, we determined that the convertible note had a beneficial conversion feature and recorded $9 as interest expense in the three months ended September 30, 2005 for the value of the beneficial conversion feature. If all of the notes are purchased, the holders could convert their notes into 5,000,000 shares of our common stock based upon a conversion price of $0.05 per share. To date, we have placed $115 in notes as part of this private placement.

In October 2005, we retained the services of an investment banking firm seeking to raise capital to implement our 2006 business plan. While we expect to be successful in our efforts, we can provide no assurance at this time that we will be, or if we are, that such financing will not be dilutive to our shareholders.

The performance of our operating subsidiaries continued to improve during the three months period ended September 30, 2005 as compared to the previous quarters in 2005 both in terms of loan production and profitability. While improved, their performance is still below expectation for the nine months ended September 30, 2005. Due to this poor operating performance, as well as the costs associated with our being publicly traded, we are experiencing difficulty in meeting the liquidity requirements of our corporate operations as well as servicing its existing obligations. Unless our subsidiaries’ operating performance improves, or we are able to acquire other profitable financial services operations, we will be required to raise additional equity capital the terms of which might be substantially dilutive to our existing shareholders. We continue reviewing our corporate operating expenses, seeking to acquire profitable financial services operations producing positive cash flow, and renegotiating the terms of our existing indebtedness with major creditors, but there can be no assurances that we will be able to secure the additional capital, reduce our corporate operating expenses, renegotiate the terms of our existing indebtedness, or acquire profitable financial services operations required to continue funding our corporate operations and continue as a going concern.

Below is a summary of our actions to date attempting to restructure our debt.

Short-term debt. On June 4, 2003, we entered into a revolving line of credit with a commercial bank in the amount of $250,000. This revolving line of credit had an interest rate of prime, is secured by a general lien on our assets, and is guaranteed by our current and former subsidiaries. The commercial bank demanded repayment of this credit facility on September 13, 2004. We were not able to meet this demand, and, as discussed elsewhere, we entered into a standstill agreement with this bank whereby the maturity date of the note was extended to December 1, 2005, the interest rate increased from the bank’s prime rate to its prime rate plus 4%, and required principal reduction payments of $5 per month through December 1, 2005.

Convertible debentures. On March 6, 2003, we completed a private offering of 379 units consisting of (i) a $1 convertible promissory note due December 31, 2003 with interest payable quarterly at a stated interest rate of 15% per annum and (ii) a warrant to purchase shares of common stock, exercisable at $0.25 per share, for each $5.00 in principal of the promissory note issued in the unit. The holder has the right to convert the outstanding principal amount of the convertible promissory note (or any portion thereof), together with accrued interest thereon, into shares of our common stock at a conversion price of $0.25 per share, subject to standard anti-dilution adjustments as specified in the note. In 2005, we repaid principal of $30 to certain holders of our 15% convertible notes. The remaining holders have agreed to amend the maturity date of the convertible notes to December 31, 2006 and reduce the interest rate thereon to 10% in consideration for a reduction in the strike price of the warrants to $0.05 per share. The convertible notes require quarterly interest payments on March 31, June 30, September 30, and December 31 of each year. We are currently in default under the revised terms of these promissory notes for the non-payment of the quarterly interest.

Subordinated promissory notes to PGNF (a formerly related party). In July 2005, the owner of our former subsidiary PGNF did an assignment for the benefit of creditors and closed the business. PGNF is the holder of subordinated promissory notes with a face value of $1,531 and accrued interest of $83. We are currently in default under the terms of these promissory notes. Our attempts at having the assignee convert this debt into equity have been rejected.

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

Tabular Disclosure of Contractual Obligations

The following table presents our contractual obligations as of September 30, 2005:

		Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years
Subordinated debt due formerly related party	$1,531	$1,531	$—	$—
Short-term debt	186	186	—	—
Note payable for acquisition	25	25	—	—
Convertible notes	455	349	106	—
Notes payable	26	26	—	—
Notes payable related party	8	8	—	—
Operating leases	112	52	60	—

Total	$2,343	$2,177	$166	$—

The fair value of our contractual obligations approximates their carrying value.

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

While we monitor interest rates and may, from time to time, employ a strategy designed to hedge some of the risks associated with changes in interest rates, no assurance can be given that our results of operations and financial condition will not be adversely affected during periods of fluctuations in interest rates. There were no open hedging positions at September 30, 2005.

Item 4. Control and Procedures.

We carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

There were no significant changes in the Company’s internal controls or in other factors during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2005, we issued 650,000 restricted shares valued at $32 to a consultant for services to be rendered over the next thirty-six months. These restricted shares vest ratably over a thirty-six (36) month period.

On July 29, 2005, we issued 650,000 restricted shares valued at $32 to a consultant for services to be rendered over the next thirty-six months. These restricted shares vest ratably over a thirty-six (36) month period.

Item 3. Defaults Upon Senior Securities.

As we disclosed in Part I, Footnote 9 – Commitments and Contingencies, we are in default under certain of our promissory notes with our creditors. As explained therein, we are attempting to negotiate extensions and other forebearance with these creditors.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2005.

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits: The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated as of October 14, 2002 among PlanetRx.com, Inc. (n/k/a Paragon Financial Corporation), Paragon Homefunding, Inc. a Delaware Corporation and Mortgage Express, Inc. (n/k/a PGNF Home Lending Corp., et al (the “Mortgage Express Plan of Merger”).**

2.2	Amendment No. 1 to the Mortgage Express Plan of Merger.***

2.3	Agreement and Plan of Merger dated December 9, 2002 among PlanetRx.com, Inc. (n/k/a Paragon Financial Corporation), Paragon Acquisition Corp. II, Paragon Homefunding, Inc., a Florida corporation, et al. (the “Paragon Homefunding Plan of Merger”).***

2.4	Amendment No. 1 to the Paragon Homefunding Florida Plan of Merger.***

2.5	Stock Purchase Agreement between Paragon and Philip Lagori for the sale of PGNF Homelending Corp. +

2.6	Member Purchase Agreement between Paragon and the Members of First Charleston Mortgage LLC dated January 19, 2005. ++

3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 6, 1999. ****

3.2	Certificate of Amendment of the Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 13, 2000. ****

3.3	Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 30, 2002. ****

3.4	Certificate of Amendment of the Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 26, 2002. ****

3.5	Certificate of Designations of Series E Preferred Stock.*****

3.6	Amended and Restated By-laws. ****

4.1	Form of convertible promissory note. ****

4.2	5% Subordinated promissory note due November 30, 2005 for $480,000 +

4.3	5% Subordinated promissory note due May 31, 2008 for $1,051,225 +

4.4	Form of convertible promissory note. *

10.1	Amended and Restated Employment Agreement, dated as of September 1, 2002 by and between PlanetRx.com, Inc. (now known as Paragon Financial Corporation) and Paul Danner. ****

10.2	Employment Agreement, dated as of September 4, 2002 by and between PlanetRx.com, Inc. (now known as Paragon Financial Corporation) and Steven A. Burleson. ****

10.3	Employment Agreement, dated as of January 31, 2003 by and between Paragon Financial Corporation and Philip Lagori. ****

10.4	Employment Agreement, dated as of December 30, 2002 by and between Paragon Financial Corporation and Scott Vining. ****

10.5	Lease dated January 1, 2003 between Ponte Vedra Management Group, Ltd. and Paragon Financial Corporation. ****

10.6	Lease dated September 1, 2000 between 820 West Lake, LLC and Mortgage Express, Inc. (n/k/a PGNF Home Lending Corp.). ****

10.7	Employment Agreement, dated October 16, 2003, by and between Paragon Financial Corporation and George O. Deehan *****

10.8	Employment Agreement, dated June 17, 2003, by and between Paragon Financial Corporation and Joseph P. Bryant, Jr. *****

10.9	Employment Agreement, dated May 6, 2003, by and between Paragon Financial Corporation and Steven L. Barnett. *****

31.1	Certification of Principal Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 21, 2005 *

31.2	Certification of Principal Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 21, 2005 *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 21, 2005 *

*	Filed herewith
+	Filed as an exhibit to Paragon’s Current Report on From 8-K/A, as amended, for an even dated September 30, 2004
@	This exhibit represents a management contract
**	This exhibit represents a compensatory plan
***	Filed as an exhibit to Paragon’s Current Report on Form 8 for an event dated January 31, 2003
****	Filed as an exhibit to Paragon’s Annual Report on Form 10-K for the year ended December 31, 2002
*****	Filed as an exhibit to Paragon’s Quarterly Report for the period ended March 31, 2004, as amended
++	Filed as an exhibit to Paragon’s Current Report on Form 8-K for an event dated January 19, 2005.

(b) Reports of Forms 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARAGON FINANCIAL CORPORATION

BY:	/s/ SCOTT L. VINING
Scott L. Vining
Chief Financial Officer
Dated: November 21, 2005