Form 10-K
period 2005-12-31
PARAGON FINANCIAL CORP
filed 2006-04-26
CIK 1089979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 000-27437

PARAGON FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-3227733
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

6330 S. Sandhill Rd.
Las Vegas, Nevada	89120
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (702) 868-7900

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes           [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  [ ] Yes           [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes           [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer     [ ]          Accelerated filer     [ ]           Non-accelerated filer     [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes           [X] No

There is no non-voting common equity. The aggregate market value of the common stock held by nonaffiliates (based upon the closing price of $0.04 for the shares on the Nasdaq National Market on June 30, 2005) was approximately $2,232,175, as of June 30, 2005. For this purpose, shares of the registrant's common stock known to the registrant to be held by its executive officers, directors, certain immediate family members of the registrant's executive officers and directors and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is required by Form 10-K and shall not be deemed to constitute an admission that any such person is an affiliate and is not necessarily conclusive for other purposes.

As of April 1, 2006, there were 269,133,486 shares of the registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for the Registrant's 2006 Annual Meeting of Shareholders to be filed within 120 days of the end of the Registrant's 2005 fiscal year (the "2006 Proxy Statement") are incorporated by reference in Part III.

PART I

FORWARD-LOOKING STATEMENTS

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

These forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statement. It is important to note that our actual results and timing of certain events could differ materially from those in such forward-looking statements due to a number of factors, including but not limited to, the ability to raise capital necessary to sustain operations and implement the business plan, the ability to obtain additional regulatory permits and approvals to operate in the financial services area, the ability to identify and complete acquisitions and successfully integrate acquired businesses, if any, the ability to implement our business plan, changes in the real estate market, interest rates or the general economy of the markets in which we operate, the ability to employ and retain qualified management and employees, changes in government regulations that are applicable to our businesses, the general volatility of the capital markets and the establishment of a market for our shares, changes in the demand for our services, our ability to meet our projections, the degree and nature of competitors, the ability to generate sufficient cash to pay creditors, and disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political events. Other risk factors that could cause actual results to differ materially are set forth in this item under the heading "Management Discussion and Analysis of Financial Condition and Results of Operations - Overview" on page 20.

ITEM 1.           BUSINESS.

General

We are a financial services company focused on acquiring mortgage origination companies that broker mortgage products in the one-to-four family residential mortgage market. We focus primarily on offering mortgage products to borrowers who generally satisfy the credit, documentation or other underwriting standards prescribed by conventional mortgage lenders and loan buyers, such as Fannie Mae and Freddie Mac (referred to as conforming loans). We originate these loans in accordance with the underwriting guidelines of those lenders. As a result of our recent acquisitions of SHL and EHC Corp., we are licensed in and can originate home mortgages in 40 states. Our executive offices are located in Las Vegas, Nevada. We were incorporated in Delaware in August 1999 under the name PRx Holdings, Inc. Our mortgage operations were acquired by us in January 2003.

At December 31, 2005, our mortgage loan origination business was comprised of twenty loan officers. We broker the loans we originate to third-party lenders. In 2005, we placed 85% of the mortgages we brokered with two particular lenders to receive the highest level of execution. Our loan officers were based in Florida, and 100% of our brokered loan volume relates to real property located in Florida. With our subsequent acquisitions of SHL and EHC Corp., we have substantially increased our geographic coverage and are licensed to originate mortgage loans in over 40 states.

Company History and Acquisitions

We originally operated as an online healthcare destination under the name PlanetRx.com.  In mid-2001 we began the process of liquidating our online health store and seeking a merger partner as an alternative to complete liquidation.

On May 31, 2002, the Company merged with Paragon Homefunding, Inc. ("Paragon Delaware"), a privately-held development stage company based in Ponte Vedra Beach, Florida, formed for the purpose of entering the financial services market through acquisitions.  Paragon Delaware was incorporated in Delaware on August 3, 2001.  For financial reporting purposes, the merger has been accounted for as a recapitalization of Paragon Delaware with Paragon Delaware viewed as the accounting acquirer in what is commonly called a reverse acquisition.  Accordingly, the financial statements presented before the merger are those of Paragon Delaware.  As a result of the merger, a new Board of Directors was elected and new officers were appointed.  On December 26, 2002, we changed our name to Paragon Financial Corporation ("PFC").

On January 31, 2003, we completed our acquisition of Mortgage Express, Inc. (now known as PGNF Home Lending Corp.) ("PGNF"). PGNF was a mortgage bank focused on the wholesale sub-prime credit market.  On May 31, 2004, we divested PGNF and exited the wholesale sub-prime mortgage banking business. PGNF is shown as discontinued operations in the Management's Discussion and Analysis of Financial Condition and Results of Operations beginning on page 20, and our financial statements beginning on page F-1, and elsewhere in this Form 10-K.

On February 2, 2003, we completed the acquisition of Paragon Homefunding, Inc. ("PHF"), a Florida corporation focused primarily on the brokering of conforming loans.  PHF represents our continuing operations in the "Management Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 20, our financial statements beginning on page F-1, and elsewhere in this Form 10-K.

On January 19, 2005, we completed our acquisition of First Charleston Mortgage, LLC ("FCM"), a South Carolina limited liability company. As consideration for the acquisition, we issued 4,285,714 shares of our $0.0001 par value common stock valued at $214 (or $0.05 per share). FCM has been in the business of originating residential mortgage loans since 2002 and focused primarily on the brokering of conforming loans.  Subsequently, we agreed to rescind the agreement with FCM and its holders effective December 31, 2005.  As a result of this agreement, 3,500,785 shares of our common stock were returned to us and cancelled.  The 784,929 shares of our common stock not returned are treated as a non-recurring expense of approximately $31 in the accompanying financial statements presented elsewhere in this Form 10-K.  The financial and operating information in this Form 10-K excludes the operations of FCM.

On February 7, 2006, we acquired Shearson Home Loans, Inc., a Nevada corporation ("SHL"), from Consumer Direct of America, Inc. ("CDA"), pursuant to the terms and conditions of a Share Exchange Agreement (the "SHL Agreement") among CDA, SHL and us.  Pursuant to the SHL Agreement, we acquired all of the common stock of SHL for 149,558,791 shares of our common stock and 79 shares of our Series F Preferred Stock (convertible into 443,217,018 shares of our Common Stock).  Each share of the Series F Preferred Stock automatically converts into shares of our common stock upon the filing of an amendment to our articles of incorporation. We are currently reviewing certain representations and warranties of CDA and SHL contained in the SHL Agreement to resolve certain issues relating thereto.

On March 21, 2006, subject to the filing of an application with certain state regulatory agencies, we agreed to acquire all of the issued and outstanding shares of common stock of eHOMECREDIT CORP. ("EHC"), a New York corporation, from its shareholders ("Shareholders"), pursuant to the terms and conditions of a Share Exchange Agreement (the "EHC Agreement") among Shareholders, EHC and us. Pursuant to the EHC Agreement, we agreed to exchange 1,000,000 shares of our Series G Preferred Stock (convertible into 100,000,000 shares of our common stock), valued at approximately $7,000,000, for all of the outstanding shares of EHC. Each share of the Series G Preferred Stock automatically converts into 100 shares of our common stock upon the filing of an amendment to our articles of incorporation.  Immediately prior to entering into the EHC Agreement, we had 271,750,151 shares of our common stock outstanding.  EHC is a leading mortgage banker with headquarters in Garden City, New York, and is licensed to lend in 40 states.

Growth and Operating Strategies

We plan to pursue several strategies to increase revenue and profitability.  These strategies include: (i) pursuing acquisitions of financial services companies, (ii) increasing our mortgage loan origination volume by recruiting seasoned loan officers with relationship driven mortgage origination business and organic opening offices in attractive geographic locations, (iii) streamlining business processes through the deployment of technology and building a mortgage origination platform that allows loan officers to maximize their business, and (iv) increasing the revenue per loan by establishing a short-term mortgage banking platform.

The key tactics for pursuing these strategies include:

    Pursuing acquisitions: We intend to pursue an aggressive acquisition strategy of accretive acquisitions of financial services companies as well as mortgage brokerage firms.
    Increasing loan origination volume: We intend to increase loan origination volume through geographic expansion in high-growth markets and the recruiting of seasoned loan officers with relationship driven mortgage origination business allowing us to increase market penetration in existing markets.
    Streamlining business processes through the deployment of technology: We intend to continue our best practices initiative to streamline our business processes and use technology to drive loan origination and administrative costs lower and provide better service to our customers.   As a result of our recent acquisitions of Shearson and EHC, we believe that the operating infrastructure we have in place is capable of integrating a significant number of new loan officers and new locations with relatively little additional increase in general and administrative expenses.
    Increasing the revenue per loan: We intend to develop a short-term warehousing and banking platform that we believe will allow us to obtain higher revenue per loan without incurring additional risk. Further, we plan to develop a broad range of products that are desirable in the markets in which we compete.

Product Types

We broker a broad range of mortgage products that include both fixed-rate loans and adjustable-rate loans, or ARMs.  In addition, these products are available at different interest rates and with different origination and application points and fees depending on the particular borrower's risk classification.  Borrowers may choose to increase or decrease their interest rate through the payment of different levels of origination fees.  The maximum loan amount is generally $500 with a loan-to-value ratio of up to 80%.  We do, however, broker larger loans with higher loan-to-value ratios through special jumbo programs offered by lenders.  During 2005, the average loan amount was approximately $163 compared to $167 in 2004.

Loan Originations

We originate loans directly to consumers through our loan officers located in our retail offices. Leads are generated through radio, direct mail, referrals and the internet.  We originated a total of $78.2 million in mortgage loans for the twelve months ended December 31, 2005 compared to $86.4 million for the twelve months ended 2004.

Geographic Distribution

In 2005 and 2004, all of our mortgage loans originated by our continuing operations were originated by PHF in Florida.

Competition

We continue to face intense competition in the business of originating mortgage loans.  Our competitors include other mortgage brokering companies, mortgage banking companies,

consumer finance companies, commercial banks, credit unions, thrift institutions, credit card issuers and insurance finance companies.  Federally chartered banks and thrifts can preempt some of the state and local lending laws to which we are subject, thereby giving them a competitive advantage.  In addition, many of these competitors have considerably greater technical and marketing resources than we have.  Competition among industry participants can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and term of the loan, loan origination fees and interest rates. Additional competition may lower the rates we can charge borrowers, thereby potentially lowering gains on future loan sales.

Regulation

Our business is regulated by federal, state, and local government authorities and is subject to extensive federal, state and local laws, rules and regulations.  We are also subject to judicial and administrative decisions that impose requirements and restrictions on our business.  At the federal level, these laws and regulations include the: Equal Credit Opportunity Act; Federal Truth in Lending Act and Regulation Z; Home Ownership and Equity Protection Act; Real Estate Settlement Procedures Act; Fair Credit Reporting Act; Fair Debt Collection Practices Act; Home Mortgage Disclosure Act; Fair Housing Act; Telephone Consumer Protection Act; Gramm-Leach-Bliley Act; Fair and Accurate Credit Transactions Act; CAN-SPAM Act; Sarbanes-Oxley Act; and the USA PATRIOT Act.

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

Licensing

As of December 31, 2005, we were licensed to originate mortgages in the state of Florida. Our subsequent acquisitions of Shearson Home Loans and EHC Corp. substantially expanded the number of states we are licensed in and in which we can originate mortgage loans.

Environmental

In the course of our business, we may acquire properties securing loans that are in default.  There is a risk that hazardous or toxic waste could be found on such properties.  If this occurs, we could be held responsible under applicable law for the cost of cleaning up or removing the hazardous waste.  This cost could exceed the value of the underlying properties.

Employees

The table below presents the number of our employees or FTEs at February 1, 2006, prior to our mergers with Shearson Home Loans and EHC Corp:

Loan officers	20
Loan processors	3
Administrative personnel	7
Corporate	3
Total	33

The employees are not represented by a collective bargaining unit.  We consider relations with employees to be good.

Available Information

Through our website (www.pgnf.com), we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports and any amendments to those reports as soon as reasonably practicable after such reports or amendments are electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 1A.        RISK FACTORS.

Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K.

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

Historically, all of the mortgage loans we have brokered have been secured by property in the state of Florida.  A decline in the economy or the residential real estate market in Florida could restrict our ability to broker loans, and significantly harm our business, financial condition, liquidity and results of operations. As we integrate our recent acquisitions of SHL and EHC, we might face the same risk in geographic locations where SHL or EHC have concentrations of mortgage originations.

Our business may be significantly harmed by the weather in markets where we conduct a significant amount of business.

In 2004, our PHF subsidiary saw a significant reduction in mortgage loans due to the hurricanes that affected the state of Florida.  Hurricanes and other natural phenomena could hurt the real estate markets in which we operate and restrict our ability to originate loans.  For example, insurers of residential real estate will not write hazard and flood insurance policies in advance of approaching tropical storms or hurricanes.  This would significantly harm our business, financial condition, liquidity and results of operations.

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

We rely heavily upon communications and information systems to conduct our business. As we implement our growth strategy and increase the volume of loan production, that reliance will increase.  Any failure or interruption or breach in security of our information systems or the third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received, slower processing of applications and reduced efficiency in loan servicing.  We cannot assure you that such failures or interruptions will not occur or if they do occur that they will be adequately addressed by us or the third parties on which we rely.  The occurrence of any failures or interruptions could significantly harm our business.

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

We have incurred losses since inception.

As shown in the accompanying consolidated financial statements beginning on page F-1, we have incurred cumulative losses of $8,725 since inception.  At December 31, 2005, we had negative working capital of $1,550, negative tangible net worth of $1,253 and our stockholders' deficit totaled $431. These factors raise substantial doubt about our ability to continue as a going concern. Our continued existence depends on a number of factors, including but not limited to, our ability to originate loans, to secure adequate sources of capital and to locate and fund acquisitions of suitable companies.  However, there can be no assurance that we will be able to continue as a going concern.

Risks Associated with Our Acquisition Strategy

There are risks associated with our acquisition strategy.

We intend to continue to grow through acquisitions of financial services companies and small- to medium-sized mortgage brokers. We cannot predict whether we will be successful in pursuing these acquisitions or whether these acquisitions will provide us with positive operating results.

Consummation of each acquisition is subject to various representations, warranties, and conditions, such as securing the approval of state licensing bodies or the release of liens and other claims by creditors of the companies we acquire.  Acquisitions may involve a number of specific risks including adverse short-term effects on our results of operations, dilution from issuances of our common stock and strain on our financial and administrative infrastructure.

Our acquisition strategy involves numerous other risks, including risks associated with:

  Identifying acquisition candidates and negotiating definitive purchase agreements on satisfactory terms;
  Our financial position makes us less attractive to strong acquisition candidates;
  Conducting adequate due diligence with our limited resources;
  Integrating operations, personnel and management information systems;
  Managing a growing and geographically diverse group of employees;
  Diverting management's attention from other business concerns; and
  Competition for attractive acquisition candidates from other acquirers.

We cannot be certain that we will be able to successfully integrate our acquisitions or manage the resulting business effectively, or that any acquisition will achieve the benefits that we anticipate. In addition, we are not certain that we will be able to acquire companies at attractive valuations, and, therefore, not highly dilutive to our existing shareholders.  Depending upon the nature, size and timing of potential future acquisitions, we may be required to raise additional financing in order to consummate additional acquisitions.  We cannot assure you that our existing or future financing agreements will permit the necessary additional financing or that additional financing will be available to us or, if available, that financing would be on terms acceptable to management.

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

We are currently licensed, or exempt from licensing, in one state and must comply with the laws and regulations, as well as judicial and administrative decisions, of these jurisdictions, as well as an extensive body of federal laws and regulations.  The volume of new or modified laws and regulations has increased in recent years.  The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other.  As our operations continue to grow to include other states, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations. Increased regulation would result in increased compliance costs.

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

Some states in which we operate may impose regulatory requirements on our officers and directors and persons holding certain amounts of our common stock, usually 10% or more holders. If any of these persons fails to meet or refuses to comply with a state's applicable regulatory requirements for licensing, we could lose our authority to conduct business in that state.

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

The market price of our common stock may be materially adversely affected by market volatility.

The market price of our common stock is expected to be highly volatile, both because of actual and perceived changes in our financial results and prospects and because of general volatility in the stock market.  The factors that could cause fluctuations in our stock price may include, among other factors discussed in this section, the following:

  actual or anticipated variations in the number of housing starts or sales of existing homes;
  changes in financial estimates by research analysts;
  actual or anticipated changes in the United States economy or the real estate or homebuilding environment;
  announcements by us or our competitors of significant acquisitions, strategic partnerships, divestitures, joint ventures, financing transactions, securities offerings or other strategic initiatives.

We have an open comment letter from the staff of the Securities and Exchange Commission.

We currently have an open comment letter with the Securities and Exchange Commission (see Item 1B below). There is no guarantee that we will not have to restate our previously issued financial statements as a result of a review of the issues presented in the comment letter. Should we have to restate our previously issued financial statements, the value of our common stock could be severely affected.

We are controlled by a small group of shareholders whose interests may differ from other shareholders.

Affiliates of Consumer Direct of America, Inc. and our current management are among our largest shareholders. Accordingly, they will continue to have significant influence in determining the outcome of all matters submitted to shareholders for approval, including the election of directors and significant corporate transactions. The interests of these shareholders may differ from the interests of other shareholders, and their concentration of ownership may have the effect of delaying or preventing a change in control that may be favored by other shareholders. As long as these people are among our principal shareholders, they will have the power to significantly influence the election of our entire Board of Directors.

The public sale of our common stock by selling shareholders could adversely affect the price of our common stock.

The market price of our common stock could decline as a result of market sales by our shareholders, including under our two resale registration statements, or the perception that these sales will occur. These sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

There is relatively limited trading in our common stock.

The trading volume of our common stock is relatively limited, which we expect to continue. Therefore, our stock may be subject to higher volatility or illiquidity than would exist if our shares were traded more actively.

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

We currently have an open comment letter in which the staff of the Securities and Exchange Commission has inquired about certain matters related to our Form 10-K for the fiscal year ended December 31, 2004, and our Form 10-Q for the quarter ended June 30, 2005. A summary of each matter under inquiry, as well as our position on the matter, is presented below.

The methods or assumptions used in performing our impairment analysis of PHF's goodwill.

We test for impairment annually or whenever events or circumstances indicate that the carrying amount of the asset in question may not be recoverable including, but not limited to, a deterioration of profits for a business segment that has long-lived assets, and when other changes occur that might impair recovery of long-lived assets.

In our annual impairment review, we assume that the reporting unit with goodwill will be held for ten years and sold at the end of the ten year period. We start with the expected earnings before interest, taxes, depreciation and amortization ("EBITDA") for the current year. We apply expected probabilities to the EBITDA, utilize one year variances of plus and minus 10% and a range of expected growth rates to arrive at the EBITDA for each year owned. We also assume a terminal value based upon a multiple of EBITDA in the last year. This multiple is lower than we currently expect to pay for a company of similar size. Next, we discount the annual and terminal values to the present using an assumed risk free interest rate to arrive at the fair value of the reporting unit with goodwill. Finally, we compare this fair value to the net carrying value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, we proceed to a second step in the goodwill impairment test to measure the amount of impairment loss.

Our presentation of cash flows from discontinued operations as a separate line item in our statement of cash flows.

Previously, we, like many registrants, had presented the net cash flows from discontinued operations as a single separate line in our consolidated statements of cash flows. In accordance with the December 2005 guidance provided by a member of the staff of the Securities and Exchange Commission, we have modified our previously reported consolidated statements of cash flows for our fiscal years 2004 and 2003 to separately disclose the operating, investing and financing portions of cash flows attributable to our discontinued operations. We have also, provided an explanation of this modification in the notes to our financial statements. Under this SEC guidance, this modification does not require disclosure as a correction of an error.

The method used to value the stock issued in conjunction with our acquisition of PGNF was not in agreement with the guidance provided from EITF 99-12 or SFAS 141.

In valuing the common stock we issued in our acquisition of PGNF, we used the closing price of our common stock on the day before ($0.13 per share), the day of ($0.12 per share), and the day after ($0.115 per share) the determination of the number of shares to exchange was made. The number of shares exchanged with PGNF was determined on October 14, 2002. Our merger with PGNF was subsequently announced on November 14, 2002 and our common stock closed at $0.45 per share that day.

In EITF 99-12, the Task Force reached a consensus that "the market price of the securities over a reasonable period of time before and after the terms of the acquisition are agreed to and announced." Task Force members stated that the reasonable period of time referred to is intended to be very short, such as a few days before and after the acquisition is agreed to and announced. In paragraph 22 of SFAS 141: Business Combinations ("SFAS 141"), the FASB stated that "the quoted market price of an equity security issued to effect a business combination generally should be used to estimate the fair value of an acquired entity after recognizing possible effects of price fluctuations, quantities traded, issue costs, and the like." Further, SFAS 141 states that the price should be "the market price for a reasonable period before and after the date that the terms of the acquisition are agreed to and announced shall be considered in determining the fair value of securities issued." With the price of our common stock at $0.45 per share when the number of shares to be exchanged was known and announced, the resulting value would have far exceeded the fair value of the net assets acquired, including goodwill. Therefore, we looked for alternative guidance within SFAS 141.

Paragraph 23 of SFAS 141 states that if "the quoted market price is not the fair value of the equity securities, either preferred or common, the consideration received shall be estimated even though measuring directly the fair values of net assets received is difficult." Based upon this paragraph, we evaluated the net assets received, including goodwill, the quoted market price of our shares to be issued, and other third party bids made to PGNF to determine the amount to be recorded.

The SEC staff questioned our support for, and disclosures of, the factors considered in our determination that a portion of the recorded deferred tax assets was expected to be realized and requested an explanation of the nature of the legal restructurings we plan to undertake to utilize PFC's net operating losses.

Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with temporary differences and operating loss carryforwards will be utilized. A valuation allowance is recorded for those deferred income tax assets for which it is more likely than not that the realization will not occur. Through December 31, 2002, we were considered to be in the development stage. Due to the uncertainty of future taxable income during its development stage, no future tax benefits were recognized.

With the acquisitions completed in 2003, we were no longer a development stage enterprise and deferred income tax assets and liabilities were recognized for the year ended December 31, 2003. While we continued to suffer losses on a consolidated basis in 2004 and 2005, our PHF subsidisary has remained profitable on a stand alone basis since we acquired it. Given PHF's profitability, in our opinion, we could undertake certain actions that would allow us to utilize the recognized deferred tax assets prior to their expiration.

First, we would discontinue filing our periodic and other reports as required under the securities laws. These compliance costs, and the associated salaries of the people responsible for the preparation of these regulatory reports, represent the majority of the costs incurred in our corporate operation.

Second, we would convert PHF from a Florida corporation to a Florida limited liability company. By doing so, PHF would no longer be taxed as a stand alone corporation but rather as a partnership with its income flowing into our tax return. PHF's income would exceed the costs we incur resulting in us having taxable income. Then, we would use the deferred tax assets recognized to offset the tax due on the return.

Based upon PHF's historical profitability and what would be the substantially reduced corporate expenses, it is more likely than not that we would use the unreserved deferred tax assets prior to the expiration of the net operating losses under current law.

ITEM 2.          PROPERTIES.

Our executive office is located at 6330 S. Sandhill Road, Las Vegas, Nevada.  There, we lease approximately 10,580 square feet and have monthly payments of $10, with additional monthly expense of $2 incurred for such expenses as building maintenance.

Our PHF subsidiary occupies approximately 2,500 square feet in Maitland, Florida, under a lease expiring March 31, 2006. The annual rent on our office in Maitland, Florida, is $93, with an escalator clause based on CPI.

We also have 23 branch offices of which all are leased.  The branch offices are leased properties of varying types. Lease periods are typically twenty-four to thirty-six months in length.  The average lease payment is approximately fifteen-hundred dollars per month per office.

We continue to evaluate the suitability and adequacy of all of our branch office locations and have active programs of relocating or closing any as necessary to maintain efficient and attractive facilities.  We believe our present facilities are adequate for our operating purposes.

ITEM 3.          LEGAL PROCEEDINGS.

In mid-2001, the Company, and certain of its former directors and officers were named as defendants in class action complaints alleging violations of the federal securities laws in the United States District Court for the Southern District of New York.  In mid-2002, the complaints against the Company were consolidated into a single action.

The essence of the complaint is that, in connection with the Company's initial public offering in October 1999 ("IPO"), the defendants issued and sold the Company's common stock pursuant to a registration statement which did not disclose to investors that certain underwriters in the offering had solicited and received excessive and undisclosed commissions from certain investors acquiring the Company's common stock in connection with the IPO.  The complaint also alleges that the registration statement failed to disclose that the underwriters allocated Company shares in the IPO to customers of the underwriters in exchange for the customers' promises to purchase additional shares in the aftermarket at pre-determined prices above the IPO price.  The action seeks damages in an unspecified amount.

The action is being coordinated with approximately 300 other nearly identical actions filed against other companies that had initial public offerings of securities between the 1997 and 2000 time periods.

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

The Court will hold a Settlement Fairness Hearing at 10:00 a.m., on April 24, 2006, at the United States District Court for the Southern District of New York, 500 Pearl Street, New York, New York 10007.  At this hearing, the Court will consider whether the Settlement is fair, reasonable and adequate. If there are objections, the Court will consider them.  After the hearing, the Court will decide whether or not to approve the Settlement.  We cannot opine as to whether or when a settlement will occur or be finalized, or whether the settlement is ultimately approved.  We continue to believe the resolution of this matter will not have a material adverse effect on the Company.

We are also party to various legal proceedings arising out of the ordinary course of our business. Management believes that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position and results of operations.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock trades in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol PGNFE.OB. As of March 31, 2006, we had 269,133,486 shares of common stock issued and outstanding, respectively.

The following table sets forth, for the periods indicated, the high and low bid prices per share of our common stock as quoted on the OTC Bulletin Board.

	High	Low
2006
1st Quarter through March 23, 2006	$0.08	$0.03

2005
4th Quarter	$0.16	$0.02
3rd Quarter	$0.06	$0.03
2nd Quarter	$0.08	$0.04
1st Quarter	$0.09	$0.03

2004
4th Quarter	$0.17	$0.04
3rd Quarter	$0.15	$0.04
2nd Quarter	$0.14	$0.04
1st Quarter	$0.34	$0.10

2003
4th Quarter	$0.52	$0.15
3rd Quarter	$0.62	$0.44
2nd Quarter	$0.75	$0.45
1st Quarter	$0.80	$0.40

Holders

As of March 31, 2006, we had approximately 328 stockholders of record. Only record holders of shares held in "nominee" or street names are included in this number.

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

Recent Sales of Unregistered Securities

On November 7, 2005, we issued 650,000 restricted shares to a consultant valued at $33, or approximately $0.05 per share. These shares vest ratably over three years.

On December 20, 2005, we entered into an Exchange Agreement with Matthew Robinson ("Robinson"), in which Robinson exchanged two promissory notes, totaling approximately $1,643 in aggregate outstanding principal amount and accrued and unpaid interest as of December 20, 2005, into 15,000,000 shares of our common stock, or approximately $0.11 per share. On December 20, 2005, the closing price as quoted on the OTC Bulletin Board was $0.05 per share.

On December 31, 2005, we sold 333,333 shares of our common stock for $10, or approximately $0.03 per share, to an accredited investor.

ITEM 6.          SELECTED FINANCIAL DATA.

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

Inception
	2005	2004	2003	2002	to 12/31/01
Statement of operations data:
Total revenues	$ 1,502	$ 2,034	$ 1,964	$ -	$ -
Total operating expenses	$ 2,329	$ 2,890	$ 4,066	$ 2,337	$ 225
Interest expense	$ 167	$ 107	$ 415	$ 5	$ -
Loss from continuing operations	$ (100)	$ (1,122)	$ (1,680)	$ (2,342)	$ (225)
Net loss	$ (100)	$ (4,661)	$ (1,397)	$ (2,342)	$ (225)
Basic and diluted loss per share:
From continuing operations	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.04)	$ (0.01)
Net loss per common share	$ (0.00)	$ (0.05)	$ (0.01)	$ (0.04)	$ (0.01)

As of December 31,
	2005	2004	2003	2002	2001
Balance sheet data:
Total assets	$ 1,399	$ 1,492	$ 35,662	$ 206	$ -
Total liabilities	$ 1,830	$ 3,204	$ 27,686	$ 1,074	$ 197
Stockholders' (deficit) equity	$ (431)	$ (1,712)	$ 7,976	$ (868)	$ (197)
Tangible net worth	$ (1,253)	$ (2,534)	$ (660)	$ (868)	$ (197)

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

General

We are headquartered in Las Vegas, Nevada and were incorporated in Delaware in August 1999. We are a financial services company focused on the acquisition of mortgage brokers in the one-to-four family residential mortgage market and other financial services companies.  Prior to our acquisition of Shearson, we conducted business in the state of Florida.

Overview

Our business relies on our ability to originate mortgage loans at a reasonable cost.  The mortgage industry is generally subject to seasonal trends, and loan origination volumes in our industry have historically fluctuated from year to year and are affected by such external factors as home values, the level of consumer debt and the overall condition of the economy.  In addition, the premiums we receive from the secondary market for our loans have fluctuated, also influenced by the overall condition of the economy and, more importantly, the interest rate environment.  As a consequence, the business of originating and selling loans is cyclical.

Critical Accounting Policies

We have established various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Certain accounting policies require us to make significant estimates and assumptions that may have a material impact on certain assets and liabilities, as well as our operating results, and we consider these to be critical accounting policies.  The estimates and assumptions we use are based on historical experience and other factors which we believe to be reasonable under the circumstances.  Actual results, particularly the carrying value of goodwill, losses from discontinued operations, the gain on exchange of debt for equity, and the realization of deferred income tax assets, could differ materially from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities and our results of operations.

We believe the following are critical accounting policies that require the most significant estimates and assumptions that are subject to significant change in the preparation of our consolidated financial statements:

Origination Fees

Origination fees are comprised of points and other fees charged on mortgage loans originated by our loan officers and brokered through other banks and financial institutions.  Points and fees are primarily a function of the volume of mortgage loans originated by our loan officers. We recognize revenue from origination fees when a loan is closed.

Loan Origination Costs

We also measure and monitor the cost to originate our loans.  Such costs include credit reporting costs, appraisal fees, and other loan-related expenses, net of reimbursement we receive from borrowers.

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

Gain on Exchange of Debt for Equity

We accounted for the exchange of certain outstanding debt as an extinguishment of debt and recorded a gain pursuant to APB 26 and recorded a gain equal to the difference between the face value of the debt instruments and the value of the equity securities issued for the debt instruments.

Prior to SFAS 145, material gains and losses from the extinguishment of debt and troubled debt restructurings were required to be classified as extraordinary pursuant to APB 30. Under SFAS 145, the material gains and losses are reported as extraordinary only if the event creating the gain or loss is both unusual and infrequent in occurrence. The exchange of debt for equity is clearly unrelated to the typical activities of our business, and hence, the transaction should be considered unusual in nature. But, we do not consider the exchange of equity for debt to be infrequent as we continue settling our debts for equity in all situations where our creditors agree to such an exchange.

Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), a component classified as held for sale is reported in discontinued operations when the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. In a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statement for current and prior periods reports the results of operations of the component, including any gain or loss recognized in accordance with SFAS 144 paragraph 37, in discontinued operations. The results of discontinued operations, less applicable income tax (benefit), are reported as a separate component of income before extraordinary items and the cumulative effect of accounting changes (if applicable). The assets and liabilities of a disposal group classified as held for sale is presented separately in the asset and liability sections, respectively, of the statement of financial position.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for our continuing operations for the years ended December 31, 2005, 2004 and 2003:

Revenue:	2005	2004	2003
Loan origination fees	100.0%	100.0%	100.0%
Total revenue	100.0%	100.0%	100.0%
Expenses:
Salaries, commissions, and benefits	96.3%	94.2%	128.2%
Loan production costs	1.3%	4.5%	5.2%
General and administrative expenses	52.2%	42.2%	56.7%
Non-recurring charges	5.3%	1.2%	17.0%
Total expenses	155.1%	142.1%	207.1%

Operating loss	(55.1)%	(42.1)%	(107.1)%

Other income (expense):
Gain on exchange of debt for equity	59.5%	-	-
Interest expense, net	(11.1)%	(5.3)%	(21.1)%
Loss on disposal of assets	-	(0.7)%	-
Loss on disposal of segment	-	(5.0)%	-

Loss from continuing operations before provision (benefit) for income taxes	(6.7)%	(53.1%)	(128.2%)
Provision (benefit) for income taxes	-%	2.1%	(42.7%)

Net loss from continuing operations	(6.7)%	(55.2%)	(85.5%)

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Loan Originations: We originated $78.2 million in mortgage loans for the year ended December 31, 2005 ("fiscal 2005") compared to $86.4 million for the year ended December 31, 2004 ("fiscal 2004"). The decrease in loan originations was due primarily to the contracting marketplace for home mortgage loans in fiscal 2005 as compared to fiscal 2004 as well as a reduction in the number of loan originators working for our PHF subsidiary in fiscal 2005 as compared to fiscal 2004.

Revenues

Revenue from loan closings. Revenue from loan closings decreased $532, or 26.2%, to $1,502 for the year ended December 31, 2005 compared to $2,034 for the year ended December 31, 2004. These fees represent points and other fees charged on mortgage loans originated by our loan officers. The decrease in revenue from loan closings was due primarily to a 20.6% reduction in the average revenue from each closed loan in fiscal 2005 as compared to fiscal 2004 as well as a 7.0% reduction in the number of closed loans in fiscal 2005 as compared to fiscal 2004.

Operating Expenses

Salaries, commissions and benefits. Salaries, commissions and benefits decreased $470, or 24.5%, to $1,446 for the year ended December 31, 2005 compared to $1,916 for the year ended December 31, 2004. This decrease was primarily due to a $236 reduction in salaries and non-cash compensation at our corporate offices in fiscal 2005 as compared to fiscal 2004 as well as reduced commissions associated with fewer closed loans in fiscal 2005 as compared to fiscal 2004.

Loan production costs. Loan production costs decreased $71, or 78.0%, to $20 for the year ended December 31, 2005 compared to $91 for the year ended December 31, 2004. This decrease was due primarily to the reduction in the number of mortgage loans originated at our PHF subsidiary in fiscal 2005 compared to fiscal 2004.

General and administrative expenses. General and administrative expenses decreased $75, or 8.7%, to $783 for the year ended December 31, 2005 compared to $858 for the year ended December 31, 2004. This decrease was primarily due to reduced operating expenses at our PHF subsidiary in fiscal 2005 compared to fiscal 2004.

Non-recurring expenses. Non-recurring expenses increased $55, or 220.0%, to $80 for the year ended December 31, 2005 compared to $25 for the year ended December 31, 2004. In fiscal 2005, non-recurring expenses consisted of fees to an investment banker and stock issued as part of our recision of our stock purchase agreement with First Charleston Mortgage LLC. In fiscal 2004, the non-recurring expenses relate to payments made for investment banking fees related to an unsuccessful financing effort.

Operating loss. The operating loss decreased by $29, or 3.4%, to $827 for the year ended December 31, 2005 compared to $856 for the year ended December 31, 2004. This decrease was due primarily to factors discussed above.

Interest expense. Interest expense increased $60, or 56.1%, to $167 for the year ended December 31, 2005 compared to $107 for the year ended December 31, 2004. This increase was due primarily to the higher debt level associated with our sale of PGNF to its former owner. This debt was outstanding for all of fiscal 2005 and only seven months in fiscal 2004.

Provision (benefit) for income taxes. The provision (benefit) for income taxes decreased $42 to an expense of $-0- for the year ended December 31, 2005 compared to an expense of $42 for the year ended December 31, 2004. This decrease was  to the filing of consolidated tax returns wherein our operating losses are used to offset PHF's taxable income thereby reducing our consolidated tax expense.

Net loss from continuing operations. The net loss from continuing operations decreased $1,022, or 91.1%, to $100 for the year ended December 31, 2005 compared to $1,122 for the year ended December 31, 2004.

Net loss. The net loss decreased $4,561, or 97.9%, to $100 for the year ended December 31, 2005 compared to $4,661 for the year ended December 31, 2004.

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

Provision (benefit) for income taxes. The provision (benefit) for income taxes increased $879 to an expense of $42 for the year ended December 31, 2004 compared to a benefit of $837 for the year ended December 31, 2003. This increase was primarily due to state income taxes applicable to our PHF subsidiary in 2004 which were not offset by our loss at our corporate office.

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

Quarterly Results and Restatement

Set forth below is certain restated unaudited quarterly financial data for each of our last three fiscal years. The information has been derived from unaudited financial statements that, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present such quarterly information in accordance with generally accepted accounting principles. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

As noted elsewhere in this Annual Report on Form 10-K, we rescinded our member purchase agreement with the former members of First Charleston Mortgage, LLC ("FCM"). The unaudited quarterly financial data below for the first, second and third quarters in the twelve months ended December 31, 2005 have been restated to reflect the rescission of the FCM agreement.

Year Ended December 31, 2005 (Unaudited)
(in thousands, except per share amount)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$ 249	$ 383	$ 479	$ 391
Total operating expenses	$ 452	$ 497	$ 638	$ 742
Operating loss	$ (203)	$ (114)	$ (159)	$ (351)
Interest expense	$ 48	$ 46	$ 46	$ 27
Other income	$ -	$ -	$ -	$ 894
Net loss	$ (251)	$ (160)	$ (205)	$ 516
Basic and diluted income (loss)
per share	$ (0.00)	$ (0.00)	$ (0.00)	$ 0.01

Year Ended December 31, 2004 (Unaudited)
(in thousands, except per share amount)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$ 582	$ 637	$ 479	$ 336
Total operating expenses	$ 1,043	$ 816	$ 549	$ 482
Interest expense	$ 18	$ 25	$ 41	$ 23
Loss on disposal of segment	$ -	$ 102	$ -	$ 15
Loss from continuing operations	$ (479)	$ (306)	$ (111)	$ (226)
Net loss	$ (3,351)	$ (972)	$ (111)	$ (227)
Basic and diluted loss per share	$ (0.03)	$ (0.01)	$ (0.00)	$ (0.01)

Year Ended December 31, 2003 (Unaudited)
(in thousands, except per share amount)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$ 270	$ 545	$ 656	$ 493
Total operating expenses	$ 571	$ 1,072	$ 1,031	$ 1,392
Interest expense	$ 109	$ 100	$ 104	$ 102
Loss from continuing operations	$ (410)	$ (627)	$ (479)	$ (1,001)
Net loss	$ (923)	$ (281)	$ (84)	$ (109)
Basic and diluted loss per share	$ (0.01)	$ (0.00)	$ (0.00)	$ (0.00)

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

We had cash and cash equivalents of approximately $80 at December 31, 2005 and fees receivable of $38 with which to satisfy our ongoing mortgage and corporate operation's current liabilities of $1,668. We deemed this liquidity level as insufficient to accomplish our goals and meet our liquidity needs for 2006. We continue to seek wasy to improve our liquidity including finding merger partners with stronger working capital positions than we have. We continue to explore ways to raise equity or debt capital, reduce our operating expenses and renegotiate the terms of our existing indebtedness, and decrease our insolvency risk, but there can be no assurance that we will be successful in these endeavors or that we will continue as a going concern.

In fiscal 2005, we used $516 of cash in operating activities for our mortgage and corporate operations and purchased equipment of approximately $10.  During fiscal 2005, our accounts payable, accrued expenses, and income taxes payable increased by $376, primarily at the corporate level.

Credit Facility. On September 24, 2004, the Company defaulted on its promissory note dated June 4, 2003 to Bank of America, N.A. ("BoA") being unable to repay this note in full when demanded to do so by BoA. BoA has commenced legal action against us and other guarantors of the indebtedness for repayment.  On December 13, 2004, we entered into a standstill agreement with BoA whereby, for a principal reduction payment of $25 and the payment of an extension fee and BoA's legal fees, the maturity date of the note was extended to December 1, 2005, the interest rate was increased to the bank's prime rate plus 4%, and required principal reduction payments of $5 per month through November 1, 2005.  On January 27, 2006, we entered into a second standstill agreement with BoA, effective December 1, 2005, wherein we paid a loan extension fee of $20 and BoA's legal fees.  The maturity of the note was extended to May 1, 2006, the interest rate was increased to the bank's prime rate plus 5%, and the principal reduction fees were increased to $10 per month through April 1, 2006.  On March 1, 2006, we defaulted on the terms of the second standstill agreement with BoA, and this loan remains in default.

Convertible debentures. On March 6, 2003, we completed a private offering of 379 units consisting of (i) a $1 convertible promissory note due December 31, 2003 with interest payable quarterly at a stated interest rate of 15% per annum and (ii) a warrant to purchase shares of common stock, exercisable at $0.25 per share, for each $5.00 in principal of the promissory note issued in the unit.  The holder has the right to convert the outstanding principal amount of the convertible promissory note (or any portion thereof), together with accrued interest thereon, into shares of our common stock at a conversion price of $0.25 per share, subject to standard anti-dilution adjustments as specified in the note.  On December 31, 2004, holders of our 15% convertible notes agreed to amend the maturity date of the convertible notes to December 31, 2006 and reduce the interest rate on the debentures to 10% in consideration for a reduction in the strike price of the warrants to $0.05 per share.  The convertible notes require payments of interest on a quarterly basis. We currently are in default under the terms of these notes.

Capital Transaction.  In fiscal 2005 and 2004, we raised an additional $352 and $178, respectively, from an equity offering completed on February 28, 2005. This private placement financing transaction (the "Offering") consisted of the sale 17,207,792 units (at $0.0308 per unit) to several accredited investors for an aggregate purchase price of $530. Each unit consisted of one share of common stock, par value $0.0001 per share (the "Common Stock"), and one warrant to purchase one share of Common Stock at $0.04 per share expiring on December 31, 2007.

In December 2005, we completed an offering of convertible notes and warrants whereby we raised a total $201 of which $19 was allocated to a beneficial conversion feature and $23 was allocated to the value of the warrants. In this private placement financing transaction, we issued convertible notes with a face value of $201 and warrants to purchase 1,226,000 shares of our common stock. The notes are convertible into 4,580,000 shares of our common stock, bear an interest rate of 12% per annum, require semi-annual interest payments and are due December 31, 2007. The warrants issued have excercise prices of $0.04 to $0.05 per share and expire December 31, 2007.

On February 2, 2006, we completed a private placement financing transaction to an accredited investor in order to have the capital necessary to complete the SHL acquisition.  Pursuant to this private placement transaction, we issued 2,625,000 units at $0.04 per unit for an aggregate of $105. Each unit consisted of one share of our common stock, par value $0.0001 per share (the "Common Stock"), and one warrant to purchase one share of our Common Stock at $0.06 per share expiring on February 1, 2008.

Acquisitions and Recission of Agreements: On February 7, 2006, we agreed to exercise the termination provisions contained in Section 11(a)(i) of the Purchase Agreement entered into on January 19, 2005 with the Members of First Charleston Mortgage, LLC. Pursuant to this agreement, we returned to the Members all of the membership interests in First Charleston Mortgage, LLC in exchange for the return of 3,500,785 shares of our common stock, par value $0.0001 per share. For accounting convenience, this agreement is effective at the close of business on December 31, 2005.

On February 7, 2006, we agreed to acquire Shearson Home Loans, Inc., a Nevada corporation ("SHL"), from Consumer Direct of America, Inc. ("CDA"), pursuant to the terms and conditions of a Share Exchange Agreement dated February 7, 2006 (the "SHL Agreement") among CDA, SHL and us. Pursuant to the SHL Agreement, we acquired all of the common stock of SHL for 149,558,791 shares of our common stock and 79 shares of our Series F Preferred Stock (convertible into 443,217,018 shares of our Common Stock), valued at approximately $16,000. Each share of the Series F Preferred Stock automatically converts into 5,610,342 shares of our common stock upon the filing of an amendment to our articles of incorporation.

Recent Accounting Pronouncements Impacting Future Periods

In December 2004, the Financial Accounting Standards Board issued a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which also supersedes APB 25, Accounting for Stock Issued to Employees.  The revised standard eliminates the alternative to use Opinion 25's intrinsic value method of accounting and eliminates the disclosure-only provisions of SFAS No. 123.  The compliance date for the revised standard was extended by the Securities and Exchange Commission (the "SEC") in April 2005.  The revised standard applies to all awards granted after December 31, 2005 and requires the recognition of compensation expense in the financial statements for all share-based payment transactions subsequent to that date.  The revised standard also requires the prospective recognition of compensation expense in the financial statements for all unvested options after January 1, 2006.  The adoption of SFAS 123R is not expected to be materially different from the pro forma expense disclosed. However, future changes to the various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted create uncertainty as to the amount of stock-based compensation expense realized.  The Company will adopt SFAS 123R effective January 1, 2006.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154"), which replaces APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in Interim Financial Statements.  The Statement changes the accounting for, and reporting of, a change in accounting principle.  SFAS 154 requires retrospective application to prior period's financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so.  SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect the Company's financial statements upon adoption of a change in accounting principle by the Company.

In November 2005, the FASB issued FASB Staff Position 140-2, Clarification and Application of Paragraphs 40(b) and 40(c) of FASB Statement No. 140," ("FSP 140-2") which clarified that purchases by a transferor, its affiliates, or its agents of previously issued beneficial interests, with protection by a derivative financial instrument, from outside parties that are held temporarily and are classified as trading securities would not preclude the special purpose entity ("SPE") from retaining its qualifying status under SFAS 140.  The Company's current structure does not include an SPE.

In November 2005, the FASB issued FASB Staff Position ("FSP") Nos. FAS 115-1/FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  This FSP supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value and nullifies the guidance in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments for determining whether impairment of an investment is other-than-temporary.  This FSP references existing guidance to determine whether an impairment of an investment is other-than-temporary.  This FSP applies to investments in debt and equity securities within the scope of Statements 115 and 124, all equity securities held by insurance companies and investments in other equity securities that are not accounted for by the equity method.  The application of this FSP is required for the Company beginning January 1, 2006.  Adoption of this FSP is not expected to have a significant impact on the financial position, results of operations, or liquidity of the Company.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and SFAS 140 (SFAS 155).  This statement:

   Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;
  Clarifies which interest-only strips and principal-only strips are not subject to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133);
  Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation;
  Clarifies that concentration of credit risks in the form of subordination are not embedded derivatives; and
  Amends SFAS 140 to eliminate the prohibition on a qualified special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Early adoption of this statement is allowed.  Given the Company's current structure, the adoption of SFAS 155 will not impact the financial position, results of operations, or liquidity of the Company.

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

Tabular Disclosure of Contractual Obligations

The following table presents our contractual obligations as of December 31, 2005:

		Payment Due by Period
	Total	Less than One Year	1 - 3 Years	3 - 5 Years
Convertible debentures	$ 511	$ 349	$ 162	$ -
Short-term debt	171	171	-	-
Promissory notes	51	51	-	-
Notes due related parties	25	25	-	-
Operating leases	231	100	118	13
	$ 989	$ 696	$ 280	$ 13

The fair value of our contractual obligations approximate the carrying value.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

The following table illustrates the timing of the re-pricing of our interest-sensitive assets and liabilities as of December 31, 2005. We have made certain assumptions in determining the timing of re-pricing of such assets and liabilities.

Description	Zero to Six Months
	2005	2004
Interest-sensitive assets:
Cash and cash equivalents	$ 80	$ 135
Total interest-sensitive assets	$ 80	$ 135

Interest-sensitive liabilities:
Promissory notes	$ 171	$ 221
Total interest-sensitive liabilities	$ 171	$ 221

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to this item is incorporated by reference from our consolidated financial statements and notes thereto which are included in this report beginning on page F-1.  Certain selected quarterly financial data is included under Item 7 of this Report.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.       CONTROLS AND PROCEDURES.

(a)               Disclosure controls and procedures.

The Company carried out, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures performed pursuant to Rule 13a-15 under the Exchange Act. Based on their evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that, as of December 31, 2005, the Company's disclosure controls and procedures were not effective because of the material weaknesses discussed herein. Notwithstanding the existence of the material weaknesses described below, management has concluded that the consolidated financial statements in this Form 10-K fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods and dates presented.

(b)              Changes in internal control over financial reporting.

There has been no change in the Company's internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for pursuant to this Item 10 is incorporated by reference from our definitive proxy statement, which we intend to file with the Securities and Exchange Commission no later than April 29, 2006.

ITEM 11. EXECUTIVE COMPENSATION.

The information called for pursuant to this Item 11 is incorporated by reference from our definitive proxy statement, which we intend to file with the Securities and Exchange Commission no later than April 29, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for pursuant to this Item 12 is incorporated by reference from our definitive proxy statement, which we intend to file with the Securities and Exchange Commission no later than April 29, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for pursuant to this Item 13 is incorporated by reference from our definitive proxy statement, which we intend to file with the Securities and Exchange Commission no later than April 29, 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for pursuant to this Item 14 is incorporated by reference from our definitive proxy statement, which we intend to file with the Securities and Exchange Commission no later than April 29, 2006.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           The following financial statements (which appear sequentially beginning at page number F-1) are included in this report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Loss

Consolidated Statements of Stockholders' Deficit

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

(b)          Exhibits

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

2.4	Amendment No. 1 to the Paragon Homefunding Florida Plan of Merger.***
2.5	Stock Purchase Agreement between Paragon and Philip Lagori for the sale of PGNF Homelending Corp. +
3.1	Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 6, 1999. ****
3.2	Certificate of Amendment of the Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on October 13, 2000. ****
3.3	Certificate of Amendment to Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 30, 2002. ****
3.4	Certificate of Amendment of the Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on December 26, 2002. ****
3.5	Certificate of Designations of Series E Preferred Stock.*****
3.6	Amended and Restated By-laws. ****
4.1	Form of convertible promissory note. ****
4.2	5% Subordinated promissory note due November 30, 2005 for $480,000. Filed as an exhibit to Paragon's Current Report on Form 8-K/A, as amended, for an event dated June 30, 2004.
4.3	5% Subordinated promissory note due May 31, 2008 for $1,051,225. Filed as an exhibit to Paragon's Current Report on Form 8-K/A, as amended, for an event dated June 30, 2004.
10.1

Amended and Restated Employment Agreement, dated as of September 1, 2002 by and between PlanetRx.com, Inc. (now known as Paragon Financial Corporation) and Paul Danner. Filed as an exhibit to Paragon's Annual Report on Form 10-K for the year ended December 31, 2002.

10.2

Employment Agreement, dated as of September 4, 2002 by and between PlanetRx.com, Inc. (now known as Paragon Financial Corporation) and Steven A. Burleson. Filed as an exhibit to Paragon's Annual Report on Form 10-K for the year ended December 31, 2002.

10.3

Employment Agreement, dated as of January 31, 2003 by and between Paragon Financial Corporation and Philip Lagori. Filed as an exhibit to Paragon's Annual Report on Form 10-K for the year ended December 31, 2002.

10.4

Employment Agreement, dated as of December 30, 2002 by and between Paragon Financial Corporation and Scott Vining. Filed as an exhibit to Paragon's Annual Report on Form 10-K for the year ended December 31, 2002.

10.5

Lease dated January 1, 2003 between Ponte Vedra Management Group, Ltd. and Paragon Financial Corporation. Filed as an exhibit to Paragon's Annual Report on Form 10-K for the year ended December 31, 2002.

10.6

Lease dated September 1, 2000 between 820 West Lake, LLC and Mortgage Express, Inc. (n/k/a PGNF Home Lending Corp.). Filed as an exhibit to Paragon's Annual Report on Form 10-K for the year ended December 31, 2002.

10.7

Employment Agreement, dated October 16, 2003, by and between Paragon Financial Corporation and George O. Deehan.  Filed as an exhibit to Paragon's Quarterly Report for the period ended September 30, 2003, as amended.

10.8

Employment Agreement, dated June 17, 2003, by and between Paragon Financial Corporation and Joseph P. Bryant, Jr. Filed as an exhibit to Paragon's Quarterly Report for the period ended September 30, 2003, as amended.

10.9

Employment Agreement, dated May 6, 2003, by and between Paragon Financial Corporation and Steven L. Barnett. Filed as an exhibit to Paragon's Quarterly Report for the period ended September 30, 2003, as amended.

21.1	Subsidiary of the Registrant. *
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

+	Filed herewith
+	Filed as an exhibit to Paragon's Current Report on Form 8-K/A, as amended, for an event dated June 30, 2004
@	This exhibit represents a management contract
**	This exhibit represents a compensatory plan
***	Filed as an exhibit to Paragon's Current Report on Form 8-K for an event dated January 31, 2003
****	Filed as an exhibit to Paragon's Annual Report on Form 10-K for the year ended December 31, 2002
*****	Filed as an exhibit to Paragon's Quarterly Report for the period ended September 30, 2003, as amended
*

As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Annual Report on Form 10-K and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Paragon Financial Corporation under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Paragon Financial Corporation

/s/ MICHAEL BARRON
Michael Barron Chairman & Chief Executive Officer

Dated: April 25, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael Barron Michael Barron	Chairman of the Board of Directors and Chief Executive Officer	April 25, 2006
/s/ Scott L. Vining Scott L. Vining	Chief Financial Officer, Treasurer and Secretary	April 25, 2006

/s/ Joseph Cosio-Barron Joseph Cosio-Barron	Director and President	April 25, 2006
/s/ Stephen Croskrey Stephen Croskrey	Director	April 25, 2006
/s/ Paul K. Danner Paul K. Danner	Director	April 25, 2006

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Paragon Financial

Corporation and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has suffered losses from operations and has a negative tangible net worth that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ STEVENS, POWELL & COMPANY, P.A.

Jacksonville, Florida

April 15, 2006

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2004
(Amounts in thousands, except share data)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$ 80	$ 135
Fees receivable	38	46
Prepaid and other current assets	-	9
Total current assets	118	190

Office property and equipment, net of accumulated depreciation of
$64 and $43, respectively	53	64
Goodwill	822	822
Deferred income taxes	404	414
Other assets	2	2

TOTAL ASSETS	$ 1,399	$ 1,492

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ -	$ 100
Short-term debt	171	221
Notes payable	51	528
Notes payable - related parties	25	25
Convertibe debentures payable	349	379
Accounts payable	392	371
Stock subscription proceeds received	-	178
Income taxes payable	-	10
Accrued expenses - related parties	59	59
Accrued expenses - other	621	382
Total current liabilities	1,668	2,253

Long-term debt:
Liabilities to formerly related parties, less current portion	-	951
Convertible notes payable	162	-

Total liabilities	1,830	3,204

Stockholders' deficit:
Preferred stock: Issuable in series, $0.0001 par value; 5,000,000 shares authorized: Series E, $1,000 stated value; 659 shares
issued and outstanding	-	-
Common stock, $0.0001 par value. 400,000,000 shares authorized:
100,488,798 and 116,396,479 shares issued and outstanding	9	6
Additional paid-in capital	8,373	6,914
Retained deficit	(8,725)	(8,625)
Unearned stock-based compensation	(88)	(7)
Total stockholders' deficit	(431)	(1,712)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,399	$ 1,492

See accompanying notes to consolidated financial statements.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in thousands, except share data)

	2005	2004	2003
Revenue
Loan origination fees	$ 1,502	$ 2,034	$ 1,964

Expenses
Salaries, commissions, benefits and stock-
based compensation	1,446	1,916	2,517
Loan production costs	20	91	103
General and administrative expenses	783	858	1,113
Non-recurring charges	80	25	333
Total expenses	2,329	2,890	4,066

Operating loss	(827)	(856)	(2,102)

Other income (expense)
Interest (expense)	(167)	(107)	(415)
Loss on disposal of assets	-	(15)	-
Gain on exchange of debt for equity	894	-	-
Loss on disposal of segment	-	(102)	-

Loss from continuing operations before provision
for income taxes	(100)	(1,080)	(2,517)

Provision (benefit) for income taxes	-	42	(837)

Loss from continuing operations	(100)	(1,122)	(1,680)

Discontinued operations (Note 2):
(Loss) income from discontinued operations
before provision for income taxes	-	(3,539)	565

Provision for income taxes	-	-	282

(Loss) income from discontinued operations	-	(3,539)	283

Net loss	$ (100)	$ (4,661)	$ (1,397)

Net Loss Per Common Share - Basic and Diluted:
Loss from continuing operations	$ -	$ (0.01)	$ (0.01)
(Loss) income from discontinued operations	$ -	$ (0.04)	$ -
Basic loss per share	$ -	$ (0.05)	$ (0.01)

Weighted average shares outstanding – basic
and diluted	84,231	85,799	111,620

See accompanying notes to consolidated financial statements.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in thousands)

	2005	2004	2003

Net Loss	$ (100)	$(4,661)	$(1,397)

Other comprehensive income:
Unrealized gain on available-for-sale securities,
net of income taxes	-	-	202

Comprehensive loss	$ (100)	$ (4,661)	$ (1,195)

See accompanying notes to consolidated financial statements.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands)

							Accumulated
					Additional		Other	Unearned	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stock-Based	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Compensation	Deficit

Balance December 31, 2002	-		62,592,744	$ 6	$ 1,693	$ (2,567)			$ (868)
January 31 Issuance of shares
for acquisition			52,329,735	5	6,362				6,367
February 4 Issuance of
shares for acquisition			1,224,000	-	836				836
March 26 Issuance of
preferred stock for
accrued compensation	659	-			659				659
March 26 Issuance of
preferred stock for
promissory note and
accrued interest	1,800	-			1,812				1,812
March 31 Issuance of
warrants included in
convertible debentures					18				18
March 31 Beneficial
conversion feature on
convertible debentures					222				222
March 31 Receipt of cash
for websites					13				13
May 12 Issuance of
restricted stock award			250,000	-	125			(125)	-
May 30 Receipt of cash for
websites					35				35
September 12 Receipt of
cash for website					1				1
November 14 Receipt of cash
for website					3				3
2003 Amortization of
restricted stock award								73	73
Comprehensive loss:
Net loss						(1,397)
Unrealized gain on
marketable securities							202
Total Comprehensive Income									(1,195)
Balance December 31, 2003	2,459	-	116,396,479	11	11,779	(3,964)	202	(52)	7,976
May 27 Receipt of cash for
website					30				30
May 31 Disposal of segment	(1,800)	-	(52,329,735)	(5)	(4,948)				(4,953)
July 1 Issuance of restricted
stock award to consultant			200,000	-	10			(10)	-

October 13 Issuance of shares
for insurance premium			125,000	-	6				6
November 18 Issuance of shares
for services			96,000	-	5				5
November 18 Issuance of
restricted shares for services			100,000	-	7			(7)	-
December 31, 2004 Issuance
of shares for director fees			625,000	-	25				25
2004 Amortization of
restricted stock award								62	62
Realization of comprehensive
income							(202)		(202)
Net loss						(4,661)			(4,661)
Balance December 31, 2004	659	-	65,212,744	6	6,914	(8,625)	-	(7)	(1,712)
February 28 Issuance of common
stock			17,207,792	2	528				530
February 28 costs of issuing
common stock					(14)				(14)
July 1 Issuance of restricted
stock award			650,000	-	33			(33)	-
July 29 Issuance of restricted
stock award			650,000	-	32			(32)	-
November 7 Issuance of restricted
stock award			650,000	-	33			(33)	-
December 15 Issuance of
warrants included in
convertible debentures					23				23
December 15 Beneficial
conversion feature on
convertible debentures					19				19
December 19 exchange of debt
for equity			15,000,000	1	748				749
2005 Amortization of
restricted stock award								17	17
December 31 Issuance of
common stock			333,333	-	10				10
December 31 Issuance of
common stock in recisssion			784,929	-	47				47
Net loss						(100)			(100)
Balance December 31, 2005	659	-	100,488,798	9	8,373	(8,725)	-	(88)	(431)

See accompanying notes to consolidated financial statements.

F-5 - F-6

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in thousands)

	2005	2004 *	2003 *
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss from continuing operations	$ (100)	$(1,122)	$(1,680)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Depreciation	21	30	26
Gain on exchange of equity for debt	(894)	-	-
Loss on sale of assets	-	15	-
Loss on disposal of segment	-	102	-
Non-cash stock compensation	64	87	86
Deferred income taxes	-	30	(446)
Changes in assets and liabilities:
Fees receivable	8	34	(31)
Prepaid and other current assets	9	57	105
Accounts payable	21	91	113
Accrued expenses and income taxes	355	(83)	617
Cash used by operating activities of continuing operations	(516)	(759)	(1,210)
Cash provided (used) by operating activities of discontinued operations	-	(209)	1,180
Cash used by operating activities	(516)	(968)	(30)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(10)	(2)	(117)
Cash acquired in purchase of business	-	-	44
Proceeds from the sale of assets	-	25	-
Proceeds from the sale of websites	-	30	52
Cash provided (used) by investing activities of continuing operations	(10)	53	(21)
Cash provided (used) by investing activities of discontinued operations	-	504	(141)
Cash provided (used) by investing activities	(10)	557	(162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	347	-	-
Proceeds from the issuance of warrants	23	-	18
Proceeds for common stock subscriptions	-	178	-
Proceeds from issuance of debentures	181	-	222
Borrowings under line of credit	-	-	245
Repayments of convertible debentures	(30)	-	-
Repayments of debt	(50)	(45)	(35)
Cash provided (used) by financing activities of continuing operations	471	133	450
Cash provided (used) by financing activities of discontinued operations	-	(139)	203
Cash provided (used) by financing activities	471	(6)	653

Increase (decrease) in cash and cash equivalents	(55)	(417)	461

Cash and cash equivalents at beginning of period	135	552	91

Cash and cash equivalents at end of period	$ 80	$ 135	$ 552

* 2004 and 2003 have been revised from previously reported amounts (see Note 14).

See accompanying notes to consolidated financial statements.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

NOTE 1.	PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY - Paragon Financial Corporation (the "Company", "we", "us", or "our") was incorporated in Delaware on August 27, 1999 under the name PRx Holdings, Inc. and operated as an online healthcare destination for commerce, content, and community.  The Company closed its online health store in March 2001.  Shortly thereafter, the Company began the process of liquidating its online health store and seeking a merger partner as an alternative to complete liquidation.

Paragon Homefunding, Inc. ("Paragon Delaware"), a privately held, development-stage company based in Ponte Vedra Beach, Florida, was incorporated in Delaware on August 3, 2001, for the purpose of entering the financial services market through acquisitions.  On May 31, 2002, the Company merged with Paragon Delaware.

Pursuant to the merger, the Company merged with and into Paragon Delaware, and issued 55,560,616 shares of common stock to Paragon Delaware's stockholders, constituting 90% of the total shares of the Company's common stock outstanding immediately after the merger.  As a result of the merger, Paragon Delaware also assumed approximately $72 of the Company's accrued liabilities, principally for legal services.

For financial reporting purposes, the merger has been accounted for as a recapitalization of Paragon Delaware with Paragon Delaware viewed as the accounting acquirer in what is commonly called a reverse acquisition.  Accordingly, the financial statements presented before the merger are those of Paragon Delaware.

ACQUISITIONS - On January 31, 2003, the Company completed its merger with PGNF

Home Lending Corp. ("PGNF") (f/k/a Mortgage Express, Inc.), and as a result of the merger, PGNF became a wholly-owned subsidiary. PGNF has been in the business of originating residential mortgage loans since 1998.  Subject to the terms of the merger agreement, at closing, all of the outstanding shares of PGNF's common stock converted into 52,329,735 shares of the Company's common stock valued at $6.4 million (or approximately $0.122 per share), or approximately 45.5% of the then outstanding common stock after the consummation of the merger.  Additionally, the Company issued a promissory note in the amount of $1.8 million to an entity wholly-owned by the sole shareholder of PGNF.  The promissory note accrued interest at 4.92% and was payable on July 31, 2004.  On March 26, 2003, the holder of this note agreed to convert the note and accrued interest into 1,800 shares of our Series E preferred stock with a face value of $1,000 per share, and a 4% stated dividend payable in cash or shares of common stock, at the Company's option.  This series of preferred stock does not provide for redemption and is non-voting.  On May 31, 2004, the Company divested itself of PGNF (See Note 2 - Discontinued Operations).

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

The mergers of PGNF and PHF were accounted for as acquisitions pursuant to Statement of Financial Accounting Standards ("SFAS") No. 141, Accounting for Business Combinations (SFAS 141).  Accordingly, the Company's results of operations include the operating results of these companies from the effective date of these mergers, February 1, 2003.

On January 19, 2005, we completed our acquisition of First Charleston Mortgage, LLC ("FCM"), a South Carolina limited liability company. As consideration for the acquisition, we issued 4,285,714 shares of our $0.0001 par value common stock valued at $214 (or $0.05 per share). FCM has been in the business of originating residential mortgage loans since 2002 and focused primarily on the brokering of conforming loans.  Subsequently, we agreed to rescind the agreement with FCM and its holders effective December 31, 2005.  As a result of this agreement, 3,500,785 shares of our common stock were returned to the company and cancelled.  The 784,929 shares of our common stock not returned are treated as a non-recurring expense in the accompanying financial statements presented elsewhere in this Form 10-K.  The financial and operating information in this Form 10-K excludes the operations of FCM.

GENERAL - This summary of significant accounting policies is presented to assist in understanding the financial statements of the Company.  The financial statements and notes are representations of the Company's management.  The Company's management is responsible for the integrity and objectivity of these financial statements.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  In consolidation, all material intercompany balances and transactions have been eliminated.  Results of operations of companies acquired in transactions accounted for under the purchase method of accounting are included in the financial statements from the date of the acquisitions.  The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

USE OF ESTIMATES -  In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that materially affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan repurchases and premium recapture, carrying value of goodwill, loss on disposal of our discontinued segment, the gain on exchange of debt for equity, and the realization of deferred income tax assets.  Actual results could differ from those estimates.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

NOTE 1.	PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

The determination of the adequacy of the allowance for loan repurchases and premium recapture losses related to the discontinued operations of PGNF was based on estimates that may be affected by significant changes in the economic environment and market conditions.  PGNF had obtained insurance to mitigate some of this risk.

CASH AND CASH EQUIVALENTS - For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with original maturities of three months or less on their acquisition date to be cash equivalents. Cash and cash equivalents include cash on hand and funds held in checking, money market, and savings accounts.

FEES RECEIVABLE - Fees receivable consist of fees due on loans closed on or before December 31, 2005 and 2004.  Fees receivable are typically collected within 30 to 60 days and substantially all of these fees were collected in January 2006 and 2005, respectively.

MORTGAGE LOANS RECEIVABLE HELD-FOR-SALE - Mortgage loans receivable held-for-sale related to the discontinued operations of PGNF consist of loans made to individuals that are primarily collateralized by residential one-to-four unit family dwellings.  Mortgage loans are recorded at the principal amount outstanding net of deferred origination costs and fees and any premium or discounts.  These loans are carried at the lower of amortized cost or fair value as determined by outstanding commitments from investors or current investor-yield requirements, calculated on an aggregate basis.  Interest on loans receivable held-for-sale is credited to income as earned. Interest is accrued only if deemed collectible.

ALLOWANCE FOR LOAN REPURCHASES AND PREMIUM RECAPTURE - The allowance for loan repurchases and premium recapture related to the discontinued operations of PGNF represent expenses incurred due to the potential repurchase of loans or indemnification of losses based on alleged violations of representations and warranties that are customary to the mortgage banking industry.  Provisions for losses are charged to gain on sale of loans and credited to the allowance.  The allowance represents the Company's estimate of the total losses expected to occur and is considered to be adequate by management based upon the Company's evaluation of the potential exposure related to the loan sale agreements over the life of the associated loans sold.  The Company has purchased insurance to cover third party broker fraud, which mitigates some of the risks.

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

Equity securities held principally for resale in the near term are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in other income. During 2005, 2004, and 2003, the Company did not engage in trading securities.

Declines in the fair value of individual and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.  The related write-downs are included in earnings as realized losses.  As of December 31, 2005, no securities were owned by the Company.

In 2005 and 2004, the Company had no items of comprehensive loss other than net loss.

DERIVATIVES - The Company does not purchase, sell, or utilize off-balance sheet derivative financial instruments or derivative commodity instruments.

GOODWILL - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a purchase business combination.  Goodwill and other intangible assets are stated on the basis of cost.  Under SFAS 142, goodwill is no longer amortized, but is reviewed for impairment annually or more frequently if impairment indicators arise. See also "Impairment" which follows.

IMPAIRMENT - Long-lived assets, including certain identifiable intangibles and goodwill, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable including, but not limited to, a deterioration of profits for a business segment that has long-lived assets, and when other changes occur that might impair recovery of long-lived assets.  During 2004, management reviewed the Company's long-lived assets related to PGNF and recorded an impairment charge of $2,582.

At December 31, 2005 and 2004, management has reviewed its long-lived assets and has determined that no impairment existed, and the Company's long-lived assets, including certain identifiable intangibles and goodwill, were fairly valued at December 31, 2005 and 2004.  The method used to determine the existence of an impairment includes measuring discounted operating cash flows estimated over the remaining useful lives of the related long-lived assets or estimated realizable amounts on assets of discontinued operations. Impairment is measured as the difference between fair value and unamortized cost at the date impairment is determined.  Assumptions used in determining the expected operating cash flows used to test for any

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

NOTE 1.	PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

impairment of goodwill are consistent with historical earnings of the business to which the identifiable intangible and goodwill relates.

GAIN ON EXCHANGE OF DEBT FOR EQUITY - We accounted for the exchange of certain outstanding debt as an extinguishment of debt and recorded a gain pursuant to APB 26 and recorded a gain equal to the difference between the face value of the debt instruments and the value of the equity securities issued for the debt instruments. The gain recognized in the year ended 2005 was approximately $0.01 per share.

Prior to SFAS 145, material gains and losses from the extinguishment of debt and troubled debt restructurings were required to be classified as extraordinary pursuant to APB 30. Under SFAS 145, the material gains and losses are reported as extraordinary only if the event creating the gain or loss is both unusual and infrequent in occurrence. The exchange of debt for equity is clearly unrelated to the typical activities of our business, and hence, the transaction should be considered unusual in nature. But, we do not consider the exchange of equity for debt to be infrequent as we continue settling our debts for equity in all situations where our creditors agree to such an exchange.

GAIN ON SALES OF LOANS - Gains or losses resulting from sales of mortgage loans related to the discontinued operations of PGNF are recognized at the date of settlement and are based on the difference between the selling price of the mortgage loans sold and the carrying value of the related loans sold. Nonrefundable fees and direct costs associated with the origination of mortgage loans are deferred and recognized when the loans are sold. Loan sales are accounted for as sales when control of the loans is surrendered, to the extent that consideration other than beneficial interests in the loans transferred is received in the exchange.

ORIGINATION FEES - Origination fees are comprised of points and other fees charged on mortgage loans originated, processed, and closed by the Company. Points and fees are primarily a function of the volume of mortgage loans originated.  Origination fees on loans originated by the Company related to the discontinued operations of PGNF that were subsequently sold are deferred and recognized as part of the gain on sale of loans.

INCOME TAXES - The Company accounts for income taxes pursuant to SFAS 109, Accounting for Income Taxes.  Under the asset and liability method specified thereunder, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities.  Deferred tax liabilities are offset by deferred tax assets relating to net operating loss carryforwards and deductible temporary differences.

ADVERTISING - The Company's advertising costs are expensed as incurred.  Advertising expense were $9, $20, and $60 for the years ended December 31, 2005, 2004 and 2003 respectively.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

NOTE 1.	PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

RECLASSIFICATIONS - Certain reclassifications have been made to the 2004 and 2003 financial statements in order to conform to the presentation adopted for 2005.  These reclassifications had no effect on net income or retained earnings.

FAIR VALUE OF FINANCIAL INSTRUMENTS - Financial instruments of the Company consist of cash and cash equivalents, receivables for fees, accounts payable, notes payable, and convertible debentures payable.  The carrying amount of financial instruments approximates fair value.

CONCENTRATIONS OF RISKS - The Company is required by SFAS No. 105 to disclose concentrations of credit risk regardless of the degree of such risk.  The Company's operations are concentrated in the single-family first mortgage residential real estate market. The Company operates in a heavily regulated environment.  The operations of the Company are subject to changes in laws, administrative directives and rules and regulations of federal, state, and local governments and regulatory agencies.  Such changes may occur with little notice of time for compliance.  Further, the Company performs credit evaluations of its customers' financial condition, performs its operations under contracts and requires deposits when deemed necessary. Historically, the Company has not incurred any significant credit losses.

The Company originates and processes loans that are closed and immediately assigned to financial institutions or mortgage banking companies throughout Florida, although the majority of the Company's business is in the Central and North Florida areas.  The Company closed loans with approximately ten financial institutions or mortgage companies of which only two, Chase Mortgage and Irwin Mortgage, exceeded 10% of the total volume for the years ended December 31, 2005 and 2004.

The Company maintains its cash in bank deposit accounts at a high credit-quality financial institution.  At times during the years ended December 31, 2005 and 2004, the Company's cash balances may have exceeded the federally-insured limit.  Management believes this policy will not adversely affect the Company.  At December 31, 2005 and 2004, cash balances did not exceed the federally-insured limit.

STOCK-BASED COMPENSATION - SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, (SFAS 148) establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).  Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock.  We have

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

NOTE 1.	PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

elected to continue to account for employee stock compensation plans under APB 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied.  Restricted stock awards are generally recorded as compensation expense using fixed accounting over the vesting periods based on the market value on the date of grant except in situations where provisions of the agreements allow for acceleration of vesting upon a certain event.  If the event occurs, this may result in an acceleration of vesting and recognition of associated expense.

If compensation cost for stock option grants had been determined based on the fair value on the grant dates for fiscal 2005, 2004 and 2003 consistent with the method prescribed by SFAS 123, our net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

	2005	2004	2003
Net loss from continuing operations, as reported	$ (100)	$ (1,122)	$ (1,680)
Stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	146	521	707
Pro forma net loss from continuing operations	$ (246)	$ (1,643)	$ (2,387)

Net loss per share from continuing operations:
Basic and diluted, as reported	$ (0.00)	$ (0.01)	$ (0.01)
Pro forma basic and diluted	$ (0.00)	$ (0.02)	$ (0.02)

IMPLEMENTATION OF NEW ACCOUNTING STANDARDS - In December 2004, the Financial Accounting Standards Board issued a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which also supersedes APB 25, Accounting for Stock Issued to Employees.  The revised standard eliminates the alternative to use Opinion 25's intrinsic value method of accounting and eliminates the disclosure-only provisions of SFAS No. 123.  The compliance date for the revised standard was extended by the Securities and Exchange Commission (the "SEC") in April 2005.  The revised standard applies to all awards granted after December 31, 2005 and requires the recognition of compensation expense in the financial statements for all share-based payment transactions subsequent to that date.  The revised standard also requires the prospective recognition of compensation expense in the financial statements for all unvested options after January 1, 2006.  The adoption of SFAS 123R is not expected to be materially different from the pro forma expense disclosed. However, future changes to the various assumptions used to determine the fair value of awards issued or the amount and type of equity awards granted create uncertainty as to the amount of stock-based compensation expense realized.  The Company will adopt SFAS 123R effective January 1, 2006.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

NOTE 1.	PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

("SFAS 154"), which replaces APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in Interim Financial Statements.  The Statement changes the accounting for, and reporting of, a change in accounting principle.  SFAS 154 requires retrospective application to prior period's financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so.  SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect the Company's financial statements upon adoption of a change in accounting principle by the Company.

In November 2005, the FASB issued FASB Staff Position 140-2, Clarification and Application of Paragraphs 40(b) and 40(c) of FASB Statement No. 140," ("FSP 140-2") which clarified that purchases by a transferor, its affiliates, or its agents of previously issued beneficial interests, with protection by a derivative financial instrument, from outside parties that are held temporarily and are classified as trading securities would not preclude the special purpose entity ("SPE") from retaining its qualifying status under SFAS 140.  The Company's current structure does not include an SPE.

In November 2005, the FASB issued FASB Staff Position ("FSP") Nos. FAS 115-1/FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  This FSP supersedes EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value and nullifies the guidance in EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments for determining whether impairment of an investment is other-than-temporary.  This FSP references existing guidance to determine whether an impairment of an investment is other-than-temporary.  This FSP applies to investments in debt and equity securities within the scope of Statements 115 and 124, all equity securities held by insurance companies and investments in other equity securities that are not accounted for by the equity method.  The application of this FSP is required for the Company beginning January 1, 2006.  Adoption of this FSP is not expected to have a significant impact on the financial position, results of operations, or liquidity of the Company.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and SFAS 140 (SFAS 155).  This statement:

  Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;
  Clarifies which interest-only strips and principal-only strips are not subject to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133);
  Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation;
  Clarifies that concentration of credit risks in the form of subordination are not embedded derivatives; and
  Amends SFAS 140 to eliminate the prohibition on a qualified special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Early adoption of this statement is allowed.  Given the Company's current structure, the adoption of SFAS 155 will not impact the financial position, results of operations, or liquidity of the Company.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

NOTE 2.         DISCONTINUED OPERATIONS

On June 30, 2004, we closed the sale of our PGNF Home Lending Corp. ("PGNF") subsidiary effective May 31, 2004. Pursuant to the agreement, the Company exchanged the common stock of PGNF, as well as the assumption of all of PGNF's liabilities, contingent and otherwise, for 52,329,735 shares of our common stock valued at $3,140 (based upon the closing price of $0.06 on May 31, 2004) and 1,800 shares of our Series E preferred stock plus accrued dividend valued at $1,998. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, the assets and liabilities of the PGNF have been classified as discontinued operations, with its operating results in the current and prior periods reported in discontinued operations for the years ended December 31, 2004 and 2003.

The Securities and Exchange Commission has inquired about the method used to value the stock issued in consideration for the PGNF merger (See Note 1). While we believe the value placed on the stock issued represents its fair value at that time, there can be no guarantee that we will not have to restate our previously issued financial statements to reflect a different value.

A summary of the operating results of the discontinued operations for the years ended December 31, 2004 and 2003 is as follows:
	2004	2003
Revenue:
Gain on sale of loans	$ 2,160	$ 7,230
Loan origination fees	551	3,031
Interest, dividends, and other income	546	1,680
Total revenue	3,257	11,941
Expenses:
Salaries, commissions, benefits, and stock-based compensation	2,151	5,914
Loan production costs	310	1,168
General and administrative expenses	1,519	2,989
Impairment of goodwill	2,582	-
Non-recurring expense (income)	(198)	-
Interest expense	436	1,259
Other (income) expense	(4)	46
Total expenses	6,796	11,376

(Loss) income from continuing operations before provision for income taxes	(3,539)	565
Provision for income taxes	-	282

(Loss) income from continuing operations	$ (3,539)	$ 283

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

NOTE 3.         GOING CONCERN

As shown in the accompanying consolidated financial statements, we incurred net losses of $100 for the year ended December 31, 2005, and have cumulative losses of $8,725. At December 31, 2005, we had a stockholders' deficit of $431. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continued existence depends on a number of factors, including but not limited to, the ability to originate loans, to secure adequate sources of capital and to locate and fund acquisitions of suitable companies. However, there can be no assurance that the Company will be able to continue as a going concern.

NOTE 4.         OFFICE PROPERTY AND EQUIPMENT

Office property and equipment from continuing operations as of December 31, 2005 and 2004 are summarized as follows:

	2005	2004
Furniture and fixtures	$ 21	$ 20
Office equipment	93	87
Leasehold improvements	3	-
	117	107
Accumulated depreciation	(64)	(43)
	$ 53	$ 64

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $21, $30, and $26 respectively.

NOTE 5.         GOODWILL

Goodwill represents the excess of the merger consideration over the fair value of the net assets, including identifiable intangible assets. The consideration given in a merger or acquisition is based upon negotiation with prospective merger candidates and management's cash flow valuation model. Goodwill is stated on the basis of cost and is reviewed for impairment annually or more frequently if impairment indicators arise. A summary of goodwill recognized from continuing operations follows:

PHF - Consideration for the merger was $876 consisting of $836 in shares of the Company's common stock (1,224,000 shares at approximately $0.6833 per share), $25 in a promissory note issued by the Company, and $15 in costs associated with the merger. At the time of the merger, the fair value of the net assets of PHF was $54.

$ 822
$ 822

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

NOTE 6.         OTHER ASSETS

Other assets from continuing operations at December 31, 2005 and 2004, include security deposits of $2 for each period.

NOTE 7.         DEBT

The Company's debt as of December 31, 2005 and 2004 was as follows:

	2005	2004

Revolving line of credit subject to a standstill agreement with a commercial bank secured by certain equipment and furniture of the Company bearing interest at prime rate requiring monthly principal reductions of $10 per month, through
April 1, 2006 (see below), currently in default	$ 171	$ 221
Convertible debentures bearing interest at 15%, due December 31, 2004;
subsequently modified to mature December 31, 2006 with a reduction in
interest to 10%	349	379
Convertible debentures bearing interest at 12%, due December 31, 2007,
currently in default	162	-
Insurance premium finance note bearing an interest rate of 8% with monthly
principal and interest payments of $6, due May 1, 2006, currently in default.	27	24
Promissory note to vendor bearing interest of 15% with monthly principal
and interest payments of $4, currently in default	24	24
Promissory note to shareholders of PHF bearing interest at 4.92%, due
December 31, 2005, currently in default	25	25
Subordinated note payable to former stockholder bearing interest at 5%, due
November 30, 2005 (see below)	-	480
Subordinated note payable to former stockholder bearing interest at 5%, due
May 31, 2008 (see below)	-	1,051
Total debt	$ 758	$ 2,204

On September 24, 2004, the Company defaulted on its promissory note dated June 4, 2003 to Bank of America, N.A. ("BoA") being unable to repay this note in full when demanded to do so by BoA. BoA has commenced legal action against us and other guarantors of the indebtedness for repayment.  On December 13, 2004, we entered into a standstill agreement with BoA whereby, for a principal reduction payment of $25 and the payment of an extension fee and BoA's legal fees, the maturity date of the note was extended to December 1, 2005, the interest rate was increased to the bank's prime rate plus 4%, and required principal reduction payments of $5 per month through November 1, 2005.  On January 27, 2006, we entered into a second standstill agreement with BoA, effective December 1, 2005, wherein we paid a loan extension

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

NOTE 7.         DEBT (continued)

fee of $20 and BoA's legal fees.  The maturity of the note was extended to May 1, 2006, the interest rate was increased to the bank's prime rate plus 5%, and the principal reduction fees were increased to $10 per month through April 1, 2006.  On March 1, 2006, we defaulted on the terms of the second standstill agreement with BoA, and this loan remains in default.

On January 1, 2005, the Company defaulted on its subordinated promissory notes due to a formerly related party. These notes represent indebtedness incurred in the divestiture of PGNF.  On April 7, 2005, the Company reached an agreement with the holder of the notes whereby the Company would begin making monthly interest payments of approximately $7 on the notes beginning April 2005.  The agreement does not include a waiver of rights by the holder.

In December 2005, Matthew Robinson acquired via a public auction the notes we issued to the owners of PGNF for the sale of PGNF. On December 20, 2005, we entered into an Exchange Agreement with Matthew Robinson ("Robinson"), an existing shareholder and currently an employee, in which Robinson exchanged two promissory notes, totaling approximately $1,643 in aggregate outstanding principal amount and accrued and unpaid interest as of December 20, 2005, into 15,000,000 shares of our common stock, or approximately $0.11 per share. On December 20, 2005, the closing price as quoted on the OTC Bulletin Board was $0.05 per share.

Maturities of debt at December 31, 2005 are as follows:

Year Ending	Amount
2006	$ 596
2007	162
Total	$ 758

NOTE 8.         STOCKHOLDERS' DEFICIT

PREFERRED STOCK - The Company's certificate of incorporation authorizes a series of 5,000,000 shares of preferred stock with a par value of $0.0001 and with such rights, privileges and preferences, as the Board of Directors may determine.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

NOTE 8.         STOCKHOLDERS' DEFICIT (continued)

On March 26, 2003, our Board of Directors authorized the issuance of 3,000 shares of preferred stock, par value $0.0001 per share, and designated the shares as Series E Preferred Shares (the "Series E Preferred"). The stated value of each share of the Series E Preferred is $1,000 per share; has a mandatory dividend of 4% of the stated value, per annum and shall be payable on January 1st of each year and is payable in either shares of our common stock or cash; has no voting rights; and is not convertible. On March 26, 2003, certain of our executive officers converted certain accrued salary and benefits into 659 shares of Series E Preferred. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of Series E Preferred Shares will be entitled to receive, prior and in preference to any distribution of the assets or surplus funds of the Corporation to the holders of any shares of common stock by reason of the ownership thereof, an amount equal to the fixed sum of

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

NOTE 8.         STOCKHOLDERS' DEFICIT (continued)

the Stated Value per share and any accrued dividends thereof and no more (the "Preferential Amount"). If, upon the occurrence of such an event, the assets and funds thus distributable among the holders of Series E Preferred Shares shall be insufficient to permit the payment to such holders of the full Preferential Amount, then, the entire assets and funds of the Corporation legally available for distribution to the holders of the Series E Preferred Shares shall be distributed ratably among such holders in accordance with the respective amounts which would be payable on such shares if all amounts payable thereon were paid in full. After the payment or setting apart of the full Preferential Amount required to be paid to the holders of Series E Preferred Shares, the holders of shares of common stock or any other stock of the Corporation ranking in liquidation junior to the Series E Preferred Shares shall be entitled to receive ratably all remaining assets or surplus funds of the Corporation. Neither the merger or consolidation of the Corporation, nor the sale, lease or conveyance of all or part of its assets, shall be deemed to be a liquidation, dissolution or winding up of the affairs of the Corporation, either voluntarily or involuntarily, within the meaning of the liquidation provisions of the Series E Preferred Shares.

On March 26, 2003, the holder of the note issued for the PGNF acquisition agreed to convert the note and accrued interest into 1,800 shares of our Series E preferred stock with a face value of $1,000 per share, and a 4% stated dividend payable in cash or shares of common stock, at the Company's option.  This series of preferred stock does not provide for redemption and is non- voting.  On May 31, 2004, these 1,800 shares were returned to us as part of our divestiture of PGNF discussed above (See Notes 1 and 2).

At December 31, 2005 and 2004, we had 659 shares of Series E preferred stock issued and outstanding.

STOCK PURCHASE WARRANTS - As part of our convertible notes offering completed in March 2003, we issued detachable warrants to purchase up to 75,800 shares of common stock at a rate of $0.25 per share. The warrants are exercisable for a period of three years. In 2005, the holders of our convertible notes agreed to modify the convertible notes and extend the maturity to December 31, 2006 as well as reduce the interest rate on the convertible notes to 10% per annum. In consideration for the modification, we agreed to reduce the exercise price of the warrants to $0.05 per share and extend the exercise period to December 31, 2006.

In February 2005, as part of an offering of units of our common stock and stock purchase warrants, we issued warrants to purchase an aggregate of 17,207,792 shares of our common stock at $0.04 per share. These warrants have an expiration date of December 31, 2007.

In December 2005, we completed an offering of convertible debt with warrants. As part of this offering, we issued warrants to purchase 1,226,000 shares of our common stock with exercise prices of $0.04 and $0.05 per share. These warrants have an expiration date of December 31, 2007.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

NOTE 8.         STOCKHOLDERS' DEFICIT (continued)

COMMON STOCK - In February 2005, we completed a private placement financing transaction pursuant to which we offered to accredited investors up to 17,207,792 units at $0.0308 per unit with each unit consisting of one share of our common stock, par value $0.0001 per share (the "Common Stock"), and one warrant to purchase one share of our Common Stock at $0.04 per share expiring on December 31, 2007. We sold 17,207,791 units to several accredited investors for an aggregate purchase price of $530,000.

In 2005, we issued 1,950,000 shares of restricted stock to various consultants at $0.05 per share. These shares vest over three years.  In 2004, we issued restricted and unrestricted shares of stock totaling 1,146,000 for services, insurance premiums, and fees at per share prices ranging from $0.04 to $0.07.

In December 2005, we entered into an Exchange Agreement with the holder of two of our promissory notes, totaling approximately $1,643,215 in aggregate outstanding principal amount and accrued and unpaid interest into approximately 15,000,000 shares of our common stock. The exchange price was approximately $0.05 per share.  A gain in exchange of debt for equity of $894 was recorded.

On December 31, 2005, we sold 333,333 shares of our common stock for $10, or approximately $0.03 per share, to an accredited investor.

On January 19, 2005, we completed our acquisition of First Charleston Mortgage, LLC ("FCM"), a South Carolina limited liability company. As consideration for the acquisition, we issued 4,285,714 shares of our $0.0001 par value common stock valued at $214 (or $0.05 per share). FCM has been in the business of originating residential mortgage loans since 2002 and focused primarily on the brokering of conforming loans.  Subsequently, we agreed to rescind the agreement with FCM and its holders effective December 31, 2005.  As a result of this agreement, 3,500,785 shares of our common stock were returned to us and cancelled.

STOCK OPTIONS - In December 2002, the Company's shareholders approved the 2002 Equity Participation Plan (the "2002 Plan"). The maximum number of shares of common stock that may be issued pursuant to options or as restricted stock granted under the 2002 Plan is one hundred million shares. The 2002 Plan authorizes the granting of stock options, restricted stock and stock bonuses to employees, officers, directors and consultants, independent contractors and advisors of the Company and its subsidiaries

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2005, 2004 and 2003:

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

NOTE 8.         STOCKHOLDERS' DEFICIT (continued)

	2005	2004	2003

Expected life of option	4	4	4
Dividend yield	0%	0%	0%
Volatility	74%	136%	37%
Risk free interest rate	4.41%	3.43%	2.89%

The weighted average fair value of options granted to employees, directors and consultants during the years ended December 31, 2005, 2004 and 2003 was as follows:

	2005	2004	2003
Fair value of each option granted	$ 0.03	$ 0.03	$ 0.18
Total number of options granted	9,422,500	22,935,000	27,609,750
Total fair value of all options granted	$ 278	$ 790	$ 4,852

Outstanding options, consisting of ten-year incentive options typically vest and become exercisable over a three-year period from the date of grant. The outstanding options expire ten years from the date of grant or upon retirement from the Company, and their exercise is contingent upon continued employment during the applicable ten-year period.

A summary of the status of stock option grants as of December 31, 2005, and changes during the three years ending December 31, 2005, is presented below:

	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding at December 31, 2002	38,451,750	$ 0.19
Granted	27,609,750	$ 0.47
Exercised	-	-
Rescinded	(15,000,000)	$ 0.26
Forfeited	(10,322,750)	$ 0.16
Outstanding at December 31, 2003	40,738,750	$ 0.37
Granted	22,935,000	$ 0.06
Exercised	-	-
Forfeited	(29,262,000)	$ 0.31
Outstanding at December 31, 2004	34,411,750	$ 0.21
Granted	9,422,500	$ 0.07
Exercised	-	-
Forfeited	(15,590,000)	$ 0.36
Outstanding at December 31, 2005	28,244,250	$ 0.08
Options exercisable at December 31, 2005	11,880,084	$ 0.10

The following table summarizes information about stock options outstanding at December 31, 2005:

Exercise Price Range	Options Outstanding	Options Exercisable	Remaining Life In Years
$0.04 - $0.06	17,422,500	3,333,333	9.0
$0.09 - $0.17	9,648,000	7,488,001	7.3
$0.17 - $0.26	1,155,000	1,040,000	7.0
$2.12 *	18,750	18,750	4.8
	28,244,250	11,880,084

* Granted by predecessor issuer

DIVIDENDS - In order to maintain compliance with certain regulations, the Company's subsidiary, PHF, is restricted from paying dividends or advances to PFC that would cause PHF's minimum net worth to fall below $63 (see Note 9).

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

NOTE 9.         COMMITMENTS AND CONTINGENCIES

Off-Balance Sheet Risks - The Company enters into commitments to extend credit in the normal course of business. These commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Commitments to fund loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. One-to-four family residential properties, if funded, would collateralize the commitments. The Company evaluates each customer's creditworthiness and obtains appraisals to support the value of the underlying collateral. Also, external market forces affect the probability of commitments being exercised; therefore, total commitments outstanding do not necessarily represent future cash requirements. The Company quotes interest rates to borrowers, which are generally subject to change by the Company. Although the Company typically honors such interest rate quotes, the quotes do not constitute interest rate locks, minimizing the potential interest rate risk exposure. The Company had no binding commitments to fund loans at December 31, 2005.

Supervisory Regulation - The Company's mortgage brokering business is subject to the rules and regulations of the Department of Housing and Urban Development ("HUD") and various state and federal agencies with respect to originating, processing, and selling mortgage loans as a nonsupervised correspondent lender. Those rules and regulations require, among other things, that the Company's subsidiary, PHF, maintain a minimum net worth of $63. As of December 31, 2005 and 2004, PHF was in compliance with these requirements.  The Company currently does not hold for sale or service loans for other investors or federal agencies.

Minimum Operating Lease Commitments - The Company is party to leases for its facilities and certain office equipment.  The Company pays taxes, insurance, other operating expenses, and general maintenance for all lease arrangements.  Rent expense for the years ended December 31, 2005, 2004, and 2003, was $98, $163, and $128, respectively, and included facilities rent of $84, $157, and $121, respectively.  Equipment rent for the same periods totaled $14, $6, and $7, respectively.  The minimum rental commitments for lease agreements for the Company's operating leases are as follows:

Year ending December 31:
2006	$ 100
2007	62
2008	43
2009	13
Thereafter	13
$ 231

Litigation - On September 24, 2004, the Company defaulted on its promissory note dated June 4, 2003 to Bank of America, N.A. ("BoA") being unable to repay this note in full when demanded to do so by BoA. BoA has commenced legal action against us and other guarantors of the indebtedness for repayment.  On December 13, 2004, we entered into a standstill agreement with BoA whereby, for a

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

NOTE 9.         COMMITMENTS AND CONTINGENCIES (continued)

principal reduction payment of $25 and the payment of an extension fee and BoA's legal fees, the maturity date of the note was extended to December 1, 2005, the interest rate was increased to the bank's prime rate plus 4%, and required principal reduction payments of $5 per month through November 1, 2005.  On January 27, 2006, we entered into a second standstill agreement with BoA, effective December 1, 2005, wherein we paid a loan extension fee of $20 and BoA's legal fees.  The maturity of the note was extended to May 1, 2006, the interest rate was increased to the bank's prime rate plus 5%, and the principal reduction fees were increased to $10 per month through April 1, 2006.  On March 1, 2006, we defaulted on the terms of the second standstill agreement with BoA, and this loan remains in default.

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

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

NOTE 9.         COMMITMENTS AND CONTINGENCIES (continued)

The Court will hold a Settlement Fairness Hearing at 10:00 a.m., on April 24, 2006, at the United States District Court for the Southern District of New York, 500 Pearl Street, New York, New York 10007. At this hearing the Court will consider whether the Settlement is fair, reasonable and adequate. If there are objections, the Court will consider them. After the hearing, the Court will decide whether or not to approve the Settlement. We cannot opine as to whether or when a settlement will occur or be finalized, or whether the settlement is ultimately approved. We continue to believe the resolution of this matter will not have a material adverse effect on the Company.

The Company is also party to various legal proceedings arising out of the ordinary course of business. Management believes that any liability with respect to these legal actions, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position and results of operations.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

NOTE 10.       INCOME TAXES

Income tax expense (benefit) from the Company's continuing operations for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Current:
Federal	$ -	$ -	$ (809)
State	-	42	13
	-	42	(796)

Deferred:
Federal	-	-	(41)
State	-	-	-
	-	-	(41)

	$ -	$ 42	$ (837)

The components of the Company's net deferred tax assets as of December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred income tax assets:
Deferred salaries and benefits	$ 759	$ 735
Operating loss carryforwards	1,803	1,462
Reserves not currently deductible	99	14
Deferred organization costs	34	68
	2,695	2,279
Deferred income tax valuation allowance	(2,275)	(1,849)

Deferred income tax asset, net of valuation allowance	420	430

Deferred income tax liabilities:
Property and equipment	(16)	(16)

	$ 404	$ 414

Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with temporary differences and operating loss carryforwards will be utilized. A valuation allowance is recorded for those deferred income tax assets for which it is more likely than not that the realization will not occur.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

NOTE 10.       INCOME TAXES (continued)

Through December 31, 2002, the Company was considered to be in the development stage and had incurred losses since inception. Due to the uncertainty of future taxable income during its development stage, no future tax benefits were recognized. With the acquisitions completed in 2003, the Company was no longer a development stage enterprise and deferred income tax assets and liabilities were recognized for the year ended December 31, 2003. While the Company suffered losses in 2005, 2004, and 2003, in management's opinion, the Company has taken steps to generate future taxable income believed to be sufficient to recognize a portion of the deferred income tax assets.

Our valuation allowance at December 31, 2005, consisted of $1,540 for net operating loss carryforwards and $735 for deferred salaries and benefits.

As of December 31, 2005, we have federal and state NOLs providing a tax effected benefit of $1,803. The NOLs expire in varying amounts in fiscal years 2022 to 2024.

The following reconciles the income tax expense computed at the federal statutory income tax rate to the provision for income taxes recorded in the Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Income tax benefit at statutory federal rate	35.0%	35.0%	35.0%
State and local income tax (benefit), net of federal benefit	2.5%	2.5%	3.5%
Effect of non-deductible items	(7.6)%	(3.1)%	0.0%
Valuation allowance and other, net	(29.9)%	(6.0)%	(38.5)%

Effective benefit rate	0.0%	28.4%	0.0%

NOTE 11.       NON-RECURRING CHARGES

During 2005, we recorded non-recurring charges of $80, which included $31 from the issuance of 784,929 shares of our common stock from the rescission of the FCM acquisition and relocation expenses of $49 for our former chief executive officer.

During 2004, we expensed certain investment banking fees and other costs of $25 associated with a failed financing effort. In 2003, the Company expensed certain amounts that were considered non-recurring, which included severance and employment related expense of $240 and costs related to raising capital of $93.

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

We rescinded our member purchase agreement with the former members of First Charleston Mortgage, LLC ("FCM"). The unaudited quarterly financial data below for the first, second and third quarters in the twelve months ended December 31, 2005 have been restated to reflect the rescission of the FCM agreement.

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$ 249	$ 383	$ 479	$ 391
Total operating expenses	$ 452	$ 497	$ 638	$ 742
Operating loss	$ (203)	$ (114)	$ (159)	$ (351)
Interest expense	$ 48	$ 46	$ 46	$ 27
Other income	$ -	$ -	$ -	$ 894
Net income (loss)	$ (251)	$ (160)	$ (205)	$ 516
Basic and diluted income (loss)
per share	$ (0.00)	$ (0.00)	$ (0.00)	$ 0.01

Year Ended December 31, 2004 (Unaudited)
(in thousands, except per share amount)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$ 582	$ 637	$ 479	$ 336
Total operating expenses	$ 1,043	$ 816	$ 549	$ 482
Interest expense	$ 18	$ 25	$ 41	$ 23
Loss on disposal of segment	$ -	$ 102	$ -	$ 15
Loss from continuing operations	$ (479)	$ (306)	$ (111)	$ (226)
Net loss	$ (3,351)	$ (972)	$ (111)	$ (227)
Basic and diluted loss per share	$ (0.03)	$ (0.01)	$ (0.00)	$ (0.01)

Year Ended December 31, 2003 (Unaudited)
(in thousands, except per share amount)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenue	$ 270	$ 545	$ 656	$ 493
Total operating expenses	$ 571	$ 1,072	$ 1,031	$ 1,392
Interest expense	$ 109	$ 100	$ 104	$ 102
Loss from continuing operations	$ (410)	$ (627)	$ (479)	$ (1,001)
Net loss	$ (923)	$ (281)	$ (84)	$ (109)
Basic and diluted loss per share	$ (0.01)	$ (0.00)	$ (0.00)	$ (0.00)

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

NOTE 13.        SEGMENT DATA

Previously, we operated in two separate business segments: wholesale and retail. With the disposal of PGNF (Note 2), we currently operate in one business segment: retail mortgage brokering.

NOTE 14.       SUPPLEMENTAL CASH FLOW INFORMATION

We have revised our 2004 and 2003 Consolidated Statements of Cash Flow to separately disclose the operating, investing and financing portions of cash flows attributable to our discontinued operations. We had previously reported 2004 and 2003 amounts on a combined basis.

	2005	2004	2003
Supplemental Cash Flow Data:
Cash interest received	$-	$-	$1,649
Cash interest paid	$43	$-	$1,674
Income taxes paid	$(1)	$-	$35
Non-cash investing and financing activities:
Issuance of stock for settlement of obligations and
payment for services rendered	$958	$232	$-
Acquisitions of businesses, net of cash acquired:
Fair value of assets acquired	$-	$-	$(26,931
Goodwill	-	-	(8,636)
Liabilities assumed	-	-	26,761
Note issued	-	-	1,800
Stock issued	-	-	7,203
Cash acquired in purchases of businesses	$-	$-	$197

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

On December 20, 2005, we entered into an Exchange Agreement with Matthew Robinson ("Robinson"), an existing shareholder and currently an employee, in which Robinson exchanged two promissory notes, totaling approximately $1,643 in aggregate outstanding principal amount and accrued and unpaid interest as of December 20, 2005, into 15,000,000 shares of our common

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

stock, or approximately $0.11 per share. On December 20, 2005, the closing price as quoted on the OTC Bulletin Board was $0.05 per share.

At December 31, 2005, promissory notes payable in the amount of $25 were outstanding from the acquisition of PHF, bearing an interest rate of 4.92%, payable December 31, 2005, currently in default.

NOTE 16.       SUBSEQUENT EVENTS

On February 2, 2006, we completed a private placement financing transaction to an accredited investor in order to have the capital necessary to complete the SHL acquisition. Pursuant to this private placement transaction, we issued 2,625,000 units at $0.04 per unit for an aggregate of $105. Each unit consisted of one share of our common stock, par value $0.0001 per share (the "Common Stock"), and one warrant to purchase one share of our Common Stock at $0.06 per share expiring on February 1, 2008.

On February 3, 2006, we agreed to exchange all 659 shares of Series E Preferred stock outstanding, including accumulated dividends due on the Series E Preferred for 7,239,751 unregistered shares of our common stock, par value $0.0001 per share. The value of our common stock issued in the exchange was approximately $434 based upon the closing price of $0.06 per share. The stated value of the Series E Preferred Stock was $659 and the accumulated dividend was approximately $75.

On February 3, 2006, we agreed to exchange 3,033,310 unregistered shares of our common stock, par value $0.0001 per share to cure a default under our agreement for severance due a former Chief Executive Officer of approximately $84. The effective exchange rate was approximately $0.0277 per share.

On February 3, 2006, we exchanged 6,187,835 unregistered shares of our common stock, par value $0.0001 per share, for the 27,047,583 outstanding options issued to our employees and consultants under our 2002 Equity Participation Plan.

On February 7, 2006, we agreed to exercise the termination provisions contained in Section 11(a)(i) of the Purchase Agreement entered into on January 19, 2005 with the Members of First Charleston Mortgage, LLC. Pursuant to this agreement, we returned to the Members all of the membership interests in First Charleston Mortgage, LLC in exchange for the return of 3,500,785 shares of our common stock, par value $0.0001 per share. For accounting convenience, this rescission was effective at the close of business on December 31, 2005.

On February 7, 2006, we agreed to acquire Shearson Home Loans, Inc., a Nevada corporation ("SHL"), from Consumer Direct of America, Inc. ("CDA"), pursuant to the terms and conditions of a Share Exchange Agreement dated February 7, 2006 (the "Exchange Agreement") among CDA, SHL and us. Pursuant to the Exchange Agreement, we acquired all of the common stock of SHL for 149,558,791 shares of our common stock and 79 shares of our Series F Preferred Stock (convertible into 443,217,018 shares of our Common Stock), valued at approximately

PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

$16,000. Each share of the Series F Preferred Stock automatically converts into 5,610,342 shares of our common stock upon the filing of an amendment to our articles of incorporation.

On March 21, 2006, subject to the filing of an application with certain state regulatory agencies, we agreed to acquire all of the issued and outstanding shares of common stock of eHOMECREDIT CORP. ("EHC"), a New York corporation, from its shareholders ("Shareholders"), pursuant to the terms, conditions, representations and warranties of a Share Exchange Agreement (the "EHC Agreement") among Shareholders, EHC and us. Pursuant to the EHC Agreement, we agreed to exchange 1,000,000 shares of our Series G Preferred Stock (convertible into 100,000,000 shares of our common stock), valued at approximately $7,000,000, for all of the outstanding shares of EHC. Each share of the Series G Preferred Stock automatically converts into 100 shares of our common stock upon the filing of an amendment to our articles of incorporation.  Immediately prior to entering into the EHC Agreement, we had 271,750,151 shares of our common stock outstanding.  EHC is a leading mortgage banker with headquarters in Garden City, New York, and is licensed to lend in 40 states.