Form 10-K/A
period 2005-12-31
PARAGON FINANCIAL CORP
filed 2006-05-03
CIK 1089979

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)
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

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

☐ Yes	☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes           ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer     ☐          Accelerated filer     ☐           Non-accelerated filer     [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐          No [x]

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

As of April 1, 2006 there were ____________ shares of the registrant's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement for the Registrant's 2006 Annual Meeting of Shareholders to be filed within 120 days of the end of the Registrant's 2005 fiscal year (the "2006 Proxy Statement") are incorporated by reference in Part III.

TABLE OF CONTENTS

		Page

	PART III

Item 10.	Directors and Executive Officers of the Registrant	27
Item 11.	Executive Compensation *	27
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	27
Item 13.	Certain Relationships and Related Transactions *	27
Item 14.	Principal Accountant Fees and Services *	27

	PART IV

Item 15.	Exhibits, Financial Statement Schedules	28
	SIGNATURES	29

* - Unless stated otherwise, dollars are in thousands, except per share amounts.

Explanatory Note to Amendment: Paragon Financial Corporation (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as originally filed with the Securities and Exchange Commission on April 26, 2006 (the "Original Form 10-K"), to add information required in Part III of the Company's Annual Report on the Original Form 10-K and amend the Exhibit Index contained in Part IV Item 15 (b) filed as part of its Annual Report on Form 10-K. There are no changes to the Company's financial statements as originally filed. There are also no changes to the disclosures in the Original Form 10-K, except that this Amendment No. 1 amends and restates, in their entirety, Items 10 through 14 of Part III and the Exhibit Index contained in Part IV Item 15 (b) of the Original Form 10-K. This Amendment No. 1 continues to speak as of the date of the Original Form 10-K, and the Company has not updated the disclosure contained herein to reflect any events that occurred at a later date.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors.

The Board of Directors presently consists of two members. Directors are elected annually at the annual meeting of stockholders. Their respective terms of office continue until the next annual meeting of stockholders and until their successors have been elected and qualified in accordance with our Bylaws. Certain information regarding each of our current directors, including his principal occupation during the past five years and current directorships, is set forth below.

Name	Age	Position
Michael A. Barron	55	Chairman and Chief Executive Officer
Joseph Cosio-Barron	57	President and In-house Counsel
Paul K. Danner	47	Director
Stephen J. Croskrey	44	Director
Edward R. Hollander	55	Director

MICHAEL A. BARRON - Chairman & CEO, has been our Chairman and Chief Executive Officer since February 2006. Mr. Barron founded CONSUMER DIRECT of AMERICA in May 2001 and has been its Chairman and CEO since its founding. From September 1998 to April 2001, Mr. Barron was semi-retired and a consultant to various mortgage companies. From March 1995-1998, Mr. Barron pioneered the first nationwide commercially deployed video conference mortgage financing platform for Intel Corporation which as a licensed mortgage banker and broker in 20 states funded over $1 billion in closed loans. In November 1988, he founded and served as President, until 1992, of Finet Holdings Corporation (NASDAQ:FNCM), a publicly traded mortgage broker and banking business specializing in e-mortgage financing on site in real estate offices and remote loan origination via the Internet (www.finet.com). In June 1979, TRW hired Mr. Barron to develop its real estate information services division (TRW/REIS) that acquired 11 companies in the field and eventually became the world's largest repository of real estate property information - Experian. Mr. Barron was a founder of Citidata, the first electronic provider of computerized real estate multiple listing services (MLS) in the nation from 1975 to 1979. Mr. Barron was the Senior Planner for the City of Monterey where he was the HUD liaison for the City's downtown redevelopment project. He master planned the city's redevelopment of famous Cannery Row, Fisherman's Wharf, and was Secretary of the Architectural Review Committee. Mr. Barron holds a B.S. degree from California Polytechnic University and has completed courses in the MBA program at UCLA.

JOSEPH A. COSIO-BARRON, Corporate Counsel, has been our President and In-house Counsel since February 2006, and he has served as the Vice President and General Counsel for Consumer Direct of America, Inc. Prior to joining the company from 1996-2002 Mr. Cosio-Barron served as the Managing Partner and President of CBS Consultants, Inc. a California Corporation. CBS Consultants, Inc. a financial firm offered highly specialized services in Securities compliance and lending for hotels, resorts, and casinos and their development and construction. Mr. Barron received a BA of Business Management, San Francisco State College, JD, and a Law Degree from Golden Gate University and is a Member of the State Bar Association in California.

PAUL K. DANNER, served as our Chairman and Chief Executive Officer from November 2004 to February 2006 and as a Director since June 2002. Mr. Danner is active in the United States Naval Reserve where he currently holds the rank of Captain and serves as the Commanding Officer of a Naval Air Systems Command unit headquartered at Naval Station Newport, RI. Mr. Danner was Chairman from September 2002 to December 2003 and Vice Chairman from June 2002 to September 2002. Mr. Danner also served as Secretary from June 2002 to May 2003 and Treasurer from June 2001 to December 2002. From August 2001 to May 2002, Mr. Danner was a director and Chief Executive Officer of Paragon Homefunding, Inc., the entity that merged with a subsidiary of the Company. Mr. Danner was a founder of that company. From January 1999 to October 2000 Mr. Danner was employed in various roles at MyTurn.com, Inc., including as Chief Executive Officer. From 1997 to 1998, Mr. Danner served as Vice President of Zekko Corp., a technology company and from 1996 to 1997 Mr. Danner was the managing partner of Technology Ventures, a consulting firm. From 1985 to 1998 he held executive-level and sales & marketing positions with a number of technology companies including NEC Technologies and Control Data Corporation. Mr. Danner previously served on active duty with the United States Navy where he flew the F-14 Tomcat.

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

EDWARD R. HOLLANDER, has served as a director since March 2006. Since 2000, Mr. Hollander has been a principal in United Agencies, Inc., rated the 43rd largest independently owned insurance brokerage in the country and the 7th largest in the State of California. Prior to his association with United Agencies, Mr. Hollander ran his own insurance and financial services brokerage firm. During his career, Mr. Hollander has held executive positions with Fireman's Fund Insurance Company and the CNA Insurance Companies. Mr. Hollander completed his AS degree in Civil Engineering at Los Angeles Community College, and he earned a dual curriculum BS degree in industrial technology and construction management from California State University at Long Beach.

(b) Identification of Executive Officers.

Officers are elected annually by our Board of Directors and serve at the discretion of the Board of Directors. Our executive officers as of April 21, 2006 are set forth below.

MICHAEL A. BARRON, Chief Executive Officer, see "Identification of Directors" in Item 10(a) of this Annual Report on Form 10-K/A for Mr. Barron's biographical information.

JOSEPH A. COSIO-BARRON, President and In-house Counsel, see "Identification of Directors" in Item 10(a) of this Annual Report on Form 10-K/A for Mr. Cosio-Barron's biographical information.

SCOTT L. VINING, 43, has served as our Chief Financial Officer and Treasurer since March 2003. From September 1996 to March 2003, Mr. Vining was employed by Armor Holdings, Inc. most recently as Treasurer and Chief Accounting Officer. Mr. Vining is a certified public accountant. Mr. Vining resigned his position as Chief Financial Officer on April 26, 2006.

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

(f) Involvement in Certain Legal Proceedings.

To the best of our knowledge, none of our directors or executive officers has been involved during the past five years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

(g) Promoters and Control Persons.

Not applicable.

(h) and (i) Audit Committee and Audit Committee Financial Expert.

The full Board of Directors currently performs the functions of an Audit Committee. Messrs Paul K. Danner, Stephen Croskrey, and Edward R. Hollander satisfy the definition of "independent" as defined under the NASDAQ listing standards. The Board has not adopted a written charter for the audit committee at this time.

(j) Procedures for Stockholder Nominations to our Board of Directors.

No material changes to the procedures for nominating directors by our stockholders were made in 2005.

Code of Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all Paragon employees, including our chief executive and financial officers. This document was previously filed as Exhibit 14.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires our Directors and named Executive Officers, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Directors and to furnish us with copies of all Section 16(a) forms they file with the Commission. Based solely upon a review of such forms, the Company believes that during the 2005 fiscal year, each person who, at any time during fiscal year 2005, was a director, named Executive Officer or holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements, with the following exceptions:

Mr. Vining received options to purchase 3,000,000 shares of our common stock on December 8, 2005 at $0.06 per share (the market price on that date). This transaction was subsequently reported on Form 4 filed by Mr. Vining on March 20, 2006.

Mr. Robinson exchanged two promissory notes, totaling approximately $1,643 in aggregate outstanding principal amount and accrued and unpaid interest as of December 20, 2005, for 15,000,000 shares of our common stock. This transaction was subsequently reported on Form 3 filed by Mr. Robinson on March 24, 2006.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes the annual compensation paid to the Company's named Executive Officers for the three fiscal years ended December 31, 2005, 2004 and 2003:

		Annual Compensation			Long-term Compensation__
Name and Principal Position	Fiscal Year	Salary ($000s)	Bonus ($000s)	Other Annual Comp ($000s)	Securities Underlying Options (#)	All Other Compensation

Michael A. Barron (1) Current Chairman of the Board And Current CEO	2005 2004 2003	$ $ $	-- -- --	$ $ $	-- -- --	$ $ $	-- -- --	-- -- --	-- -- --

Joseph A. Cosio-Barron (2) Current President, Director And In-house Counsel	2005 2004 2003	$ $ $	-- -- --	$ $ $	-- -- --	$ $ $	-- -- --	-- -- --	-- -- --

Paul K. Danner (3) Former Chairman of the Board and Former CEO	2005 2004 2003	$ $ $	-- 33 183	$ $ $	-- -- --	$ $ $	12 -- --	-- -- --	-- -- --
Scott L. Vining (4) (5) Former Chief Financial Officer and Treasurer	2005 2004 2003	$ $ $	78 45 100	$ $ $	-- -- --	$ $ $	10 -- --	3,000,000 3,000,000 --	-- -- --

(1)	Mr. Barron became our Chairman of the Board of Directors and CEO on February 16, 2006 pursuant to our agreement to acquire Shearson Home Loans from Consumer Direct of America.

(2)	Mr. Cosio-Barron became our President, a Director and In-house Counsel on February 16, 2006 pursuant to our agreement to acquire Shearson Home Loans from Consumer Direct of America.

(3)

The amounts for 2004 and 2003 represent the salary paid to Mr. Danner pursuant to Mr. Danner's employment agreement. In January 2004, Mr. Danner agreed to reduce his salary from $200,000 per annum to $100,000 per annum. In March 2004, the Company ceased salary payments to Mr. Danner under his employment agreement. Other annual compensation refers to the health insurance benefits provided by the company to Mr. Danner.

(4)

The amounts for 2005 represent the payments made to Mr. Vining's consulting firm. In 2004 and 2003, the salary paid to Mr. Vining pursuant to his employment agreement. The Company ceased making salary payments to Mr. Vining in May 2004 and released Mr. Vining from his obligations under his employment agreement on May 31, 2004. Other annual compensation refers to the health insurance benefits provided by the company to Mr. Vining.

(5)	Mr. Vining resigned as our Chief Financial Officer and Treasurer April 26, 2006.

Stock Option Grants in Fiscal Year 2005

We granted the following options to our named Executive Officers during fiscal year 2005:

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Appreciation For Option Term ($000s)
	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share	Expiration Date	5%	10%

Scott L. Vining	3,000,000	31.8%	$0.06	12/7/2015	$113	$287

Aggregate Stock Option Exercises in Fiscal Year 2005 and Fiscal Year-End Option Values

None of our named Executive Officers exercised any stock options in 2005. The table below sets forth information concerning the number and value of our named Executive Officers' unexercised stock options at December 31, 2005.

	Number of Securities Underlying Unexercised Options at 12/31/05 (#)		Value of Unexercised In-The-Money Options at 12/31/05 (1) (2) ($000s)
Name	Exercisable	Non-Exercisable	Exercisable	Non-Exercisable
Paul K. Danner	--	--	$--	$--
Scott L. Vining	2,000,000	5,000,000	$20	$--

(1)			Calculated on the basis of $0.06 per share, the closing sales price of the common stock on the OTC Bulletin Board December 30, 2004, less the exercise price payable for such shares.
(2)

The exercise prices of shares underlying unexercised options were at or above the market value of the common stock at December 31, 2005. Therefore, there is no value ascribed to the underlying options.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2005.

Equity Compensation Plan Information(1)

Plan category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding issued and outstanding options, warrants and rights)
Equity compensation plans approved by security holders:	28,225,500	$ 0.08	71,774,500
Equity compensation plans not approved by security holders:	18,750	$ 2.83	--
TOTAL	28,244,250	$ 0.08	71,774,500

(1)

The Company's stockholders have approved the 2002 Equity Participation Plan under which the Company awards stock options, stock appreciation rights and restricted stock to individuals or entities of outstanding ability and potential to join and remain with, or provide consulting or advisory services to, us and the Company's subsidiaries, by encouraging and enabling eligible employees, non-employee directors, consultants and advisors, and non-employees to whom an offer of employment has been extended, to acquire proprietary interests in the Company, and by providing such employees, non-employee directors, consultants, advisors, and non-employees with an additional incentive to promote the success of the Company. These awards can be in the form of stock options and restricted stock and are generally issued at the fair market value on the date of grant and typically vest ratably over three to five years.

Compensation of Directors - Currently, we pay our outside directors $25 per annum for their services. This feel is payable in cash or stock at our option. During the year ended December 31, 2005 each of Messrs. Van Sickle and Croskrey earned $25 in director fees for being non-management members of our Board of Directors. These directors fees will be paid in our common stock in 2006.

Employment Agreements - Currently, our named executive officers are not covered by employment contracts. As noted elsewhere, Mr. Vining resigned as our chief financial officer and treasurer April 26, 2006. We are currently searching for a suitable replacement.

Report on Repricing of Options - During the year ended December 31, 2005, we did not reprice any options provided to our named executive officers or employees.

Compensation Committee Interlocks and Insider Participation – Currently, our entire Board of Directors handles executive compensation matters as we do not have a separate compensation committee. During the year ended December 31, 2005, Mr. Danner was a Director and Employee of the Company. Mr. Danner received no compensation as an employee or director during the year ended December 31, 2005.

Report on Executive Compensation – Our executive compensation program is designed to attract, motivate and retain management with incentives linked to financial performance and enhanced stockholder value. Our compensation program currently consists of a number of components, including a cash salary, cash incentive bonuses, and stock option grants.

We currently do not have a compensation committee. The Board as a whole, reviews salary, bonus and option award information for competitive companies of comparable size in similar industries, as well as that of companies not in our industry which do business in locations where the Company has operations. Based in part on this information, the Board generally sets salaries at levels comparable to such companies. Bonuses are generally discretionary, but in some cases may be set forth in employment agreements and based on the achievements of performance thresholds. In either case, bonuses are linked to Company performance during the year and thus align the interest of executive officers with those of the stockholders. The Board also assesses each executive officer's individual performance and contribution in determining bonus levels. The Board uses grants out of our 2002 Equity Participation Plan to motivate its executive officers and to improve long-term market performance of the Company's common stock.

Because the Board believes that the granting of options to purchase shares of common stock provides its executive employees with the long-term incentive to work for the betterment of the Company, stock options are granted to executives, in some cases upon commencement of employment and in some cases periodically. Additionally, grants of options are made periodically to other selected employees whose contributions and skills are critical to the long-term success of the Company. Options are generally granted with the exercise price equal to the market price of our shares of common stock on the date of grant, typically vest over a period of at least three years and generally expire ten years after the date of grant.

Performance Graph - The following graph compares the cumulative total stockholder return (stock price appreciation plus reinvested dividends) of our common stock with the cumulative total return (including reinvested dividends) of the Nasdaq Composite Index, the Russell 3000 Index, the Nasdaq Financial Index, certain companies selected in good faith by management which, in management's view, constitute a representative line-of-business comparison (the "Peer Group") for the period commencing December 31, 2000 through December 31, 2005.

The companies comprising the Peer Group are Countrywide Financial Corporation, New Century Financial Corporation, Irwin Financial Corporation, and IndyMac Bancorp, Inc.

The comparisons shown in the graph below are based upon historical data and are not indicative of, nor intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from http://finance.yahoo.com, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05
Paragon	100.00	82.87	1,226.94	1,077.38	142.03	328.28
Nasdaq Composite Index	100.00	78.74	53.77	80.43	87.35	88.69
Russell 2000 Index	100.00	87.38	67.45	86.82	95.57	99.66
Nasdaq Financial Index	100.00	97.91	79.53	135.77	162.42	117.84
Peer Group Index	100.00	85.23	104.35	217.64	335.30	303.07

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of April 26, 2006 certain information regarding the beneficial ownership of our outstanding common stock by (i) each person known to us to own 5% or more of the common stock, (ii) our directors, (iii) our executive officers and (iv) our executive officers and directors as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned.

The following table sets forth information regarding the beneficial ownership of Common Stock and Series F Preferred Stock as of April 26, 2006 by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock and Series F Preferred Stock, (ii) each director of the Company, (iii) the Company's executive officers and (iv) all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Owned	Percent of Common Stock Owned	Number of Shares of Series F Preferred Stock Owned	Percent of Series F Preferred Stock Owned
5% Stockholder
Consumer Direct of America 6330 S. Sandhill, Suite 8 Las Vegas, Nevada 89107	149,558,791	56.1%	79	100%

Named Executive Officers and Directors
Michael A. Barron (1) (2)	149,558,791	56.1%	--	--
Joseph Cosio-Barron (1) (2)	--	* %	79	100%
Stephen Croskrey (3)	21,437,229	7.9%	--	--
Paul K. Danner (4)	19,699,928	7.2%	--	--
Scott L. Vining (5)	1,551,667	* %	--	--
Edward R. Hollander (6)	--	* %	--	--

All current executive officers and directors as a group (6 persons) (7)	192,247,615	72.1%	79	100%

* - Less than 1%

(1)

Includes 149,558,791 shares of our Common Stock owned by Consumer Direct of America. Messrs. Michael A. Barron and Joseph Cosio-Barron are directors and executive officers of Consumer Direct of America, and accordingly may be attributed beneficial ownership of the shares of Common Stock and Series F Preferred Stock owned by Consumer Direct of America. Each of Messrs. Barron and Cosio-Barron disclaims beneficial ownership of the shares of Common Stock and Series F Preferred Stock owned by Consumer Direct of America except to the extent of his pecuniary interest therein. Mr. Barron's address is 6330 S. Sandhill, Suite 8, Las Vegas, Nevada 89107.

(2)

Includes 100 shares of Series F Preferred Stock owned by Consumer Direct of America. Messrs. Michael A. Barron and Joseph Cosio-Barron are directors and executive officers of Consumer Direct of America, and accordingly may be attributed beneficial ownership of the shares of Common Stock and Series F Preferred Stock owned by Consumer Direct of America. Each of Messrs. Barron and Cosio-Barron disclaims beneficial ownership of the shares of Common Stock and Series F Preferred Stock owned by Consumer Direct of America except to the extent of his pecuniary interest therein. Mr. Cosio-Barron's address is 6330 S. Sandhill, Suite 8, Las Vegas, Nevada 89107.

(3)	Includes warrants to purchase 10,551,948 shares of common stock. The address for Mr. Croskrey is 830-13 A1A North, #414, Ponte Vedra Beach, FL 32082.

(4)

Includes 825,000 shares held in a custodial accounts for the benefit of Mr. Danner's minor children of which Mr. Danner is a custodian. The address for Mr. Danner is 830-13 A1A North, #414, Ponte Vedra Beach, FL 32082.

(5)	The address for Mr. Croskrey is 830-13 A1A North, #414, Ponte Vedra Beach, FL 32082.
(6)	The address for Mr. Hollander is 6330 S. Sandhill, Suite 8, Las Vegas, Nevada 89107.
(7)	See footnotes (1 – 6).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not been involved in any transaction nor have any transactions been proposed since the beginning of our last fiscal year to which the Company is a party with any of our Directors, Executive Officers, nominees for Director or any security holder of more than 5% of any class of our voting securities, which amount exceeds $60 except as set forth below.

Exchange of Indebtedness for our Common Stock. On December 20, 2005, we entered into an Exchange Agreement with Matthew Robinson ("Robinson"), an existing shareholder and currently an employee, in which Robinson exchanged two promissory notes, totaling approximately $1,643 in aggregate outstanding principal amount and accrued and unpaid interest as of December 20, 2005, into 15,000,000 shares of our common stock.

Loans from Related Parties. Certain of our employees or our subsidiaries employees participated in our debenture issuance during our last fiscal year. These employees continue

Consulting Arrangements. In our last fiscal year, we paid a consulting firm owned by Mr. Vining, our former chief financial officer, fees for his services in excess of $60.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Exchange Act requires our Directors and named Executive Officers, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. Directors and to furnish us with copies of all Section 16(a) forms they file with the Commission. Based solely upon a review of such forms, the Company believes that during the 2005 fiscal year, each person who, at any time during fiscal year 2005, was a director, named Executive Officer or holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements, with the following exceptions:

Mr. Vining received options to purchase 3,000,000 shares of our common stock on December 8, 2005 at $0.06 per share (the market price on that date). This transaction was subsequently reported on Form 4 filed by Mr. Vining on March 20, 2006.

Mr. Robinson exchanged two promissory notes, totaling approximately $1,643 in aggregate outstanding principal amount and accrued and unpaid interest as of December 20, 2005, for 15,000,000 shares of our common stock. This transaction was subsequently reported on Form 3 filed by Mr. Robinson on March 24, 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the years ended December 31, 2005 and 2004, fees for services provided by Stevens, Powell & Company, P.A. ("Stevens, Powell & Company"), our independent registered public accounting firm, were as follows:

	2005	2004
Audit Fees (1)	$ 65	$ 69

Tax Fees (2)	18	11
Total	$ 83	$ 80

(1)

Audit Fees consisted of fees billed for services rendered and expenses incurred for the audit of the Company's annual financial statements, review of financial statements included in the Company's quarterly reports on Form 10-Q, and other services normally provided in connection with statutory and regulatory filings.

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

Reports of Independent Certified Public Accountants

Consolidated Balance Sheets

Consolidated Income Statements

Consolidated Statements of Stockholders' Equity and Comprehensive

Income (Loss)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(b)	Reports on Form 8-K
None.

(c)	Exhibits

The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit
2.1

Agreement and Plan of Merger dated as of April 22, 2002, among PlanetRx.com, Inc. (n/k/a Paragon Financial Corporation). PHI Acquisition Corp. and Paragon Homefunding Delaware. Filed as an Exhibit to Paragon's Quarterly Report on Form 10-Q for the period ended March 31, 2002.

2.2

Agreement and Plan of Merger dated as of October 14, 2002 among PlanetRx.com, Inc. (n/k/a Paragon Financial Corporation), Paragon Homefunding, Inc. a Delaware Corporation and Mortgage Express, Inc. (n/k/a PGNF Home Lending Corp., et al (the "Mortgage Express Plan of Merger"). Filed as an exhibit to Paragon's Quarterly Report on Form 10-Q for the period ended September 30, 2002.

2.3	Amendment No. 1 to the Mortgage Express Plan of Merger. Filed as an exhibit to Paragon's Current Report on Form 8-K for an event dated January 31, 2003.
2.4

Agreement and Plan of Merger dated December 9, 2002 among PlanetRx.com, Inc. (n/k/a Paragon Financial Corporation), Paragon Acquisition Corp. II, Paragon Homefunding, Inc., a Florida corporation, et al. (the "Paragon Homefunding Plan of Merger"). Filed as an exhibit to Paragon's Current Report on Form 8-K for an event dated January 31, 2003.

2.5	Amendment No. 1 to the Paragon Homefunding Florida Plan of Merger. Filed as an exhibit to Paragon's Current Report on Form 8-K for an event dated January 31, 2003.

2.6

Stock Purchase Agreement between Paragon and Philip Lagori for the sale of PGNF Homelending Corp. Filed as an exhibit to Paragon's Current Report on Form 8-K/A, as amended, for an event dated June 30, 2004.

2.7	Member Purchase Agreement between Paragon and the Members of First Charleston Mortgage, LLC. Filed as an exhibit to Paragon's Current Report on Form 8-K for an event dated January 19, 2005.
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

3.5	Certificate of Designations of Series E Preferred Stock. Filed as an exhibit to Paragon's Quarterly Report on Form 10-Q for the period ended March 31, 2003, as amended.
3.6	Amended and Restated By-laws. Filed as an exhibit to Paragon's Annual Report on Form 10-K for the year ended December 31, 2002.
4.1	Form of convertible promissory note. Filed as an exhibit to Paragon's Annual Report on Form 10-K for the year ended December 31, 2002.
4.2	5% Subordinated promissory note due November 30, 2005 for $480,000. Filed as an exhibit to Paragon's Current Report on Form 8-K/A, as amended, for an event dated June 30, 2004
4.3	5% Subordinated promissory note due May 31, 2008 for $1,051,225. Filed as an exhibit to Paragon's Current Report on Form 8-K/A, as amended, for an event dated June 30, 2004.
4.4	Form of stock purchase warrant. Filed as an exhibit to Paragon's Form 8-K for an event dated February 28, 2005.
4.5	Form of stock purchase agreement. Filed as an exhibit to Paragon's Form 8-K for an event dated February 28, 2005.
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

10.7

Employment Agreement, dated October 16, 2003, by and between Paragon Financial Corporation and George O. Deehan Filed as an exhibit to Paragon's Quarterly Report for the period ended September 30, 2003, as amended

10.8

Employment Agreement, dated June 17, 2003, by and between Paragon Financial Corporation and Joseph P. Bryant, Jr. Filed as an exhibit to Paragon's Quarterly Report for the period ended September 30, 2003, as amended

10.9

Employment Agreement, dated May 6, 2003, by and between Paragon Financial Corporation and Steven L. Barnett. Filed as an exhibit to Paragon's Quarterly Report for the period ended September 30, 2003, as amended

10.10	Exchange Agreement between Paragon and Matthew G. Robinson. Filed as an exhibit to Paragon's Current Report on Form 8-K for an event dated December 20, 2005.
14.1	Code of Business Conduct and Ethics. Filed as an exhibit to Amendment No. 1 of our Annual Report on Form 10-K for the year ended December 31, 2004.
21.1	Subsidiary of the Registrant +
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

+	Filed herewith
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

Dated: May 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael Barron Michael Barron	Chairman of the Board of Directors and Chief Executive Officer	April 25, 2006
/s/ Joseph Cosio-Barron Joseph Cosio-Barron	Director and President	May 3, 2006
/s/ Stephen Croskrey Stephen Croskrey	Director	May 3, 2006
/s/ Paul K. Danner Paul K. Danner	Director	May 3, 2006