Form 10-K/A
period 2004-12-31
PARAGON FINANCIAL CORP
filed 2008-10-08
CIK 1089979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 FORM 10-K/A-#2



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

                        Commission File Number 000-27437



                          PARAGON FINANCIAL CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)




                         Delaware                              94-3227733
                         --------                              ----------
               (State or other jurisdiction                  (I.R.S. Employer
                of incorporation)                            Identification No.)

               2207 Sawgrass Village Drive                         32082
               ---------------------------                         -----
                  Ponte Vedra Beach, FL                           (Zip Code)
         (Address of principal executive offices)

       Registrant's telephone number, including area code: (904) 285-0000

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.0001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

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

                       DOCUMENTS INCORPORATED BY REFERENCE

      PART III incorporates information by reference from the Registrant's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2004.

                                EXPLANATORY NOTE

This Form 10-K/A #2 (the "Amendment") amends our Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on April 18, 2005 (the "Original Filing"). We are filing this Form 10-KSB/A to amend the Financial Statements.

In connection with the filing of this Form 10-K/A #2 and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, we are including with this Form 10-K/A #2 certain currently dated certifications.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-K/A #2 continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.





                                TABLE OF CONTENTS                                Page
                                                                                 ----


PART I


Item 1.   Business                                                                1


Item 2.  Properties                                                               10


Item 3.  Legal Proceedings.                                                       10


Item 4.  Submission of Matters to a Vote of Security Holders                      11


PART II


Item 5. Market for Registrant's Common Equity,  Related Stockholder Matters, and
Issuer Purchase of Equity Securities                                              11


Item 6.  Selected Financial Data                                                  12


Item 7. Management's  Discussion and Analysis of Financial Condition and Results  12
of Operations


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk              21


Item 8.  Financial Statements and Supplementary Data                              22


Item  9.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
Financial Disclosure                                                              22


Item 9A.  Controls and Procedures                                                 22


Item 9B.  Other Information                                                       22


PART III


Item 10.  Directors and Executive Officers of the Registrant                      22


Item 11.  Executive Compensation                                                  25


Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
Related Stockholder Matters                                                       28


Item 13.  Certain Relationships and Related Transactions                          29


Item 14.  Principal Accountant Fees and Services                                  30


PART IV

Item 15.  Exhibits, Financial Statements Schedules and Reports on Form 8-K        30

SIGNATURES                                                                        32

NOTE: Unless otherwise designated, all dollar amounts are in $000s, except per share amounts.


                                     PART I

FORWARD LOOKING STATEMENTS

We believe that it is important to communicate our expectations to our investors. Accordingly, this report contains discussions of events or results that have not yet occurred or been realized. You can identify this type of discussion, which is often termed "forward-looking statements", by such words and phrases as "will", "explore", "consider", "continue", "expects", "anticipates", "intends", "plans", "believes", "estimates" and "could be". You should read forward-looking statements carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other expectations of future performance. There may be events in the future that we are not able accurately to predict or control. Any cautionary language in this report provides examples of risks, uncertainties and events that may cause our actual results to differ from the expectations we express in our forward-looking statements. You should be aware that the occurrence of certain of the events described in this report could adversely affect our business, results of operations and financial position.

These forward looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward looking statement. It is important to note that our actual results and timing of certain events could differ materially from those in such forward looking statements due to a number of factors, including but not limited to, the ability to raise capital necessary to sustain operations and implement the business plan, the ability to obtain additional regulatory permits and approvals to operate in the financial services area, the ability to identify and complete acquisitions and successfully integrate acquired businesses, if any, the ability to implement our business plan, changes in the real estate market, interest rates or the general economy of the markets in which we operate, the ability to employ and retain qualified management and employees, changes in government regulations that are applicable to our businesses, the general volatility of the capital markets and the establishment of a market for our shares, changes in the demand for our services, our ability to meet our projections, the degree and nature of competitors, the ability to generate sufficient cash to pay creditors, and disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political events. Other risk factors that could cause actual results to differ materially are set forth in this item under the heading "Management Discussion and Analysis of Financial Condition and Results of Operations -- Overview" on page 15.

ITEM 1. BUSINESS.

General
-------

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

On May 31, 2002, the Company merged with Paragon Homefunding, Inc. ("Paragon Delaware"), a privately held development stage company based in Ponte Vedra Beach, Florida, formed for the purpose of entering the financial services market through acquisitions. Paragon Delaware was incorporated in Delaware on August 3, 2001. For financial reporting purposes, the merger has been accounted for as a recapitalization of Paragon Delaware with Paragon Delaware viewed as the accounting acquiror in what is commonly called a reverse acquisition. Accordingly, the financial statements presented before the merger are those of Paragon Delaware.

As a result of the merger, a new board of directors was elected and new officers were appointed. On December 26, 2002, we changed our name to Paragon Financial Corporation ("PFC").

On January 31, 2003, we completed our acquisition of Mortgage Express, Inc. (now known as PGNF Home Lending Corp.) ("PGNF"). PGNF was a mortgage bank focused on the wholesale sub-prime credit market. On May 31, 2004, we divested PGNF and exited the mortgage banking business. PGNF is shown as discontinued operations in the "Management Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 15, our financial statements beginning on page F-1, and elsewhere in this Form 10-K.

On February 4, 2003, we completed the acquisition of Paragon Homefunding, Inc. ("PHF"), a Florida corporation focused primarily on the brokering of conforming loans. PHF represents our continuing operations in the "Management Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 15, our financial statements beginning on page F-1, and elsewhere in this Form 10-K.

On January 19, 2005, we completed the acquisition of First Charleston Mortgage LLC ("FCM"), a South Carolina limited liability company focused primarily on the brokering of conforming loans.

Growth and Operating Strategies

We plan to pursue several strategies to increase revenue and profitability. These strategies include: (i) increasing loan origination volume, (ii) streamlining business processes through the deployment of technology, (iii) diversifying product offerings, and (iv) pursuing acquisitions.

The key tactics for pursuing these strategies include:
- Increasing loan origination volume: We intend to increase loan origination volume through geographic expansion on the East and West Coasts as well as increase market penetration in existing markets. We plan to continue to grow our production volume and market share by growing our branch network of wholly-owned brokers.

-        Streamlining  business  processes through the deployment of technology:
         We intend to continue our best practices initiative to streamline our business processes and use technology to drive loan origination and administrative costs lower and provide better service to our customers.

- Diversifying product offerings: We plan to develop a broad range of products that are desirable in the markets that we compete. We intend to underwrite these products to our own underwriting guidelines.

- Pursuing acquisitions: We intend to pursue an active acquisition strategy of accretive acquisitions of mortgage brokerage firms. We will also evaluate and pursue other new business opportunities and relationships in the marketplace in businesses ancillary to our mortgage origination business.

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

Employees

The table below presents our employees at March 15, 2005:
                  Loan officers                                19
                  Loan processors                               4
                  Administrative personnel                      6
                  Corporate                                     2
                                                     ------------
                  Total                                        31
                                                     ------------


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

We have incurred losses since our inception.
As shown in the accompanying consolidated financial statements beginning on page F-1, we incurred a net loss of $5,897 for the year ended December 31, 2004 and cumulative losses of $9,861 since our inception (August 3, 2001). At December 31, 2004, our liabilities exceeded our assets by $2,948. These factors raise substantial doubt about our ability to continue as a going concern. Our continued existence depends on a number of factors, including but not limited to our ability to originate loans profitably, to secure adequate sources of capital and to locate and fund acquisitions of suitable companies. However, there can be no assurance that we will be successful in our endeavors and be able to continue as a going concern.

Risks Related to Our Business

An increase in interest rates could result in a reduction in our loan brokerage volumes, an increase in first payment defaults on loans we brokered, and a reduction in the revenue per loan brokered.

The following are some of the risks we face related to an increase in interest rates:
- A substantial and sustained increase in interest rates could harm our ability to originate loans because refinancing an existing loan would be less attractive and qualifying for a purchase loan may be more difficult; and

- If prevailing interest rates increase after we receive a commitment to fund a loan, the value that we receive upon brokering of the loan decreases.

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

Our  acquisition  strategy  involves  numerous  other  risks,   including  risks
associated with:

- Identifying acquisition candidates and negotiating definitive purchase agreements on satisfactory terms; - Conducting adequate due diligence; - Intergrating operations, personnel and management information systems; - Managing a growing and geographically diverse group of employees; - Diverting management's attention from other business concerns; and - Competition for attractive acquisition candidates from other acquirers. We cannot be certain that we will be able to successfully integrate our acquisitions or manage the resulting business effectively, or that any acquisition will achieve the benefits that we anticipate. In addition, we are not certain that we will be able to acquire companies at attractive valuations. Depending upon the nature, size and timing of potential future acquisitions, we may be required to raise additional financing in order to consummate additional acquisitions. We cannot assure you that our existing or future financing agreements will permit the necessary additional financing or that additional financing will be available to us or, if available, that financing would be on terms acceptable to our management. There are risks associated with our plan to use our common stock as acquisition consideration. We expect to finance future acquisitions primarily through issuing shares of our common stock for all or a portion of the consideration to be paid. In the event that our common stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept our common stock as part of the consideration for the sale of their businesses, our ability to issue common stock as acquisition consideration may be limited. In addition, currently our stock is thinly traded on the NASDAQ OTC Bulletin Board. This lack of liquidity may discourage some acquisition candidates from accepting our common stock as acquisition consideration.

Statutory and Regulatory Risks

The multi-state scope of our operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels.

We are currently licensed or exempt from licensing, in 2 states and must comply with the laws and regulations, as well as judicial and administrative decisions, of these jurisdictions, as well as an extensive body of federal laws and regulations. The volume of new or modified laws and regulations has increased in recent years. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow to include other states, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations. Increased regulation would result in increased compliance costs.

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

ITEM 3. LEGAL PROCEEDINGS

On September 24, 2004, the Company defaulted on its promissory note dated June 4, 2003 to Bank of America, N.A. ("BoA") being unable to repay this note in full when demanded to do so by BoA. BoA commenced legal action against us and other guarantors of the indebtedness for repayment. On December 13, 2004, we entered into a standstill agreement with BoA whereby, for a principal reduction payment of $25 and the payment of an extension fee and BoA's legal fees, the maturity date of the note was extended to December 1, 2005, the interest rate was increased to the bank's prime rate plus 4%, and requires principal reduction payments of $5 per month through November 1, 2005.

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


                                                                              High     Low
                                                                              ----     ---

                                   2005

1st Quarter through March 23, 2005                                           $ 0.09   $ 0.03

                                   2004

4th Quarter                                                                  $ 0.17   $ 0.04

3rd Quarter                                                                  $ 0.15   $ 0.04

2nd Quarter                                                                  $ 0.14   $ 0.04

1st Quarter                                                                  $ 0.34   $ 0.10

                                   2003

4th Quarter                                                                  $ 0.52   $ 0.15

3rd Quarter                                                                  $ 0.62   $ 0.44

2nd Quarter                                                                  $ 0.75   $ 0.45

1st Quarter                                                                  $ 0.80   $ 0.40



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



                                                         Twelve months ended December 31    Inception
                                                                                                to
                                                                                            December 31
                                                          2004        2003        2002         2001
                                                          ----        ----        ----         ----
Statement of operations data:

      Total revenues                                    $  2,034    $  1,964    $   --      $     --

      Total operating expenses                          $  3,712    $  4,066    $  2,337    $      225

      Interest expense                                  $    107    $    415    $      5    $     --

      Loss from continuing operations                   $ (2,358)   $ (1,680)   $ (2,342)   $     (225)

      Loss from continuing operations per common
         share                                          $  (0.03)   $  (0.01)   $  (0.04)   $    (0.01)


Balance sheet data:

      Total assets                                      $    257    $ 35,662    $    206    $     --

      Total liabilities                                 $  3,205    $ 27,686    $  1,074    $      197

      Stockholders' (deficit) equity                    $ (2,948)   $  7,976    $   (868)   $     (197)

      Tangible net worth                                $ (2,948)   $   (660)   $   (868)   $     (197)

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

General
-------

We are headquartered in Ponte Vedra Beach, Florida and were incorporated in Delaware in August 1999. We are a financial services company focused on the acquisition of mortgage brokers in the one-to-four family residential mortgage market. We conduct business in 3 states.

Overview
--------

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

Critical Accounting Policies
----------------------------

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

Origination Fees
----------------

Origination fees are comprised of points and other fees charged on mortgage loans originated by our loan officers and brokered through other banks and financial institutions. Points and fees are primarily a function of the volume of mortgage loans originated by our loan officers.

Loan Origination Costs
----------------------

We also measure and monitor the cost to originate our loans. Such costs include the points and fees we may pay to our loan officers, net of fees we receive from borrowers, plus our operating expenses associated with the loan origination business.

Income Taxes
------------

We file a consolidated federal income and combined state franchise tax returns. We utilize the asset and liability method of accounting for income taxes, under which deferred taxes are recognized for the future tax consequences attributable to the differences between the financial statement values of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date.

In determining the possible realization of deferred tax assets, we consider future taxable income from the following sources: (a) the reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences, and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into periods in which net operating losses might otherwise expire. Subsequent to the year ended December 31, 2004, we determined to reduce the carrying value of deferred tax assets to $0 by increasing the deferred tax valuation allowance $414 (see Note 17 of Notes to Consolidated Financial Statements).

Discontinued Operations
-----------------------

In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), a component classified as held for sale is reported in discontinued operations when the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. In a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statement for current and prior periods reports the results of operations of the component, including any gain or loss recognized in accordance with SFAS 144 paragraph 37, in discontinued operations. The results of discontinued operations, less applicable income taxes (benefit), is reported as a separate component of income before extraordinary items and the cumulative effect of accounting changes (if applicable). The assets and liabilities of a disposal group classified as held for sale is presented separately in the asset and liability sections, respectively, of the statement of financial position.

Results of Operations
---------------------

Until our acquisitions of PGNF and PHF, we were a development stage enterprise and had no revenues. The following table sets forth our results of operations as a percentage of total revenues for our continuing operations for the years ended December 31, 2004 and 2003:



                                                               2004                  2003
                                                               ----                  ----
Revenue:

      Loan origination fees                                  100.0%                100.0%
                                                             ------                ------

            Total revenue                                    100.0%                100.0%

Expenses:

      Salaries, commissions, and benefits                     94.2%                128.2%

      Loan production costs                                    4.5%                  5.2%

      General and administrative expenses                     42.2%                 56.7%

      Impairment of goodwill                                  40.4%                   --
                                                               1.2%                 17.0%
                                                             ------                ------
            Total expenses                                   182.5%                207.1%
                                                             ------                ------

Operating loss                                               (82.5)%              (107.1)%

Other expense:

      Interest expense                                         5.3%                 21.1%

      Loss on sale of assets                                   0.7%                  0.0%

      Loss on disposal of segment                              5.0%                  0.0%
                                                             ------                ------
Loss from continuing operations before
   provision (benefit) for income taxes                      (93.5)%              (128.2)%

Provision (benefit) for income taxes                          22.4%                (42.7)
                                                             ------                ------
Net loss from continuing operations                         (115.9)%               (85.5)%
                                                             ======                ======

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Loan Originations: We originated $86.4 million in mortgage loans for the year ended December 31, 2004 compared to $79.9 million for the year ended December 31, 2003. This increase in loan originations was due primarily to the loan originations in 2003 representing only the eleven months we owned our PHF subsidiary.

Revenues
--------

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

Operating Expenses
------------------

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

Impairment of goodwill. Subsequent to the year ended December 31, 2004, we recognized an impairment charge of $822 in connection with the value of goodwill. After the impairment charge, goodwill had a remaining book value of $0 (see Note 17 of Notes to the Consolidated Financial Statements).

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

Operating loss. The operating loss decreased by $424, or 20.2%, to $1,678 for the year ended December 31, 2004 compared to $2,102 for the year ended December 31, 2003. This decrease was due primarily to factors discussed above.

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

Provision (benefit) for income taxes. The provision (benefit) for income taxes increased $1,293 to an expense of $456 for the year ended December 31, 2004 compared to a benefit of $(837) for the year ended December 31, 2003. This increase was primarily due to state income taxes applicable to our PHF subsidiary in 2004, which were not offset by our loss at our corporate office, and the recognition of an increase of $708 in the deferred tax asset valuation allowance.

Net loss from continuing operations. The net loss from continuing operations increased by $678, or 40.4%, to $2,358 for the year ended December 31, 2004 compared to $1,680 for the year ended December 31, 2003. This increase was primarily due to $822 in impairment expense offset by the decreases in expenses, and increased deferred taxes, as discussed above.

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

Net loss. The net loss increased $4,500, or 322.1%, to $5,897 for the year ended December 31, 2004 compared to $1,397 for the year ended December 31, 2003. This increase was due to the factors discussed above.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Loan Originations: During the eleven months we owned PHF in 2003, it originated $79.9 million in mortgage loans.

Revenues
--------

Revenue from loan closings. Revenue from loan closings were $1,964 for the year ended December 31, 2003. These fees represent points and other fees charged on mortgage loans originated by our loan officers. The revenue from loan closings represents only the eleven months we owned our PHF subsidiary. For the year ended December 31, 2002, we were a development stage company and had no revenues.

Operating Expenses
------------------

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

Quarterly Results
-----------------

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




                                                                                Year Ended December 31, 2004
                                                                            (in thousands, except per share amount)

                                                                            First     Second     Third     Fourth
                                                                           Quarter    Quarter   Quarter   Quarter
                                                                           -------    -------   -------   -------



Revenue                                                                    $   582    $   637   $   479   $    336

Total operating expenses                                                   $ 1,043    $   816   $   549   $  1,304

Interest expense                                                           $    18    $    25   $    41   $     23

Loss on disposal of segment and assets                                     $  --      $   102   $  --     $     15

Loss from continuing operations                                            $  (479)   $  (306)  $  (111)  $ (1,462)

Net loss                                                                   $(3,352)   $  (972)  $  (111)  $ (1,462)

Basic and diluted loss per share                                           $ (0.03)   $ (0.01)  $ (0.00)  $  (0.03)


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



Liquidity and Capital Resources
-------------------------------

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

At December 31, 2004, we had cash and cash equivalents of approximately $135 and fees receivable of $46 with which to satisfy our on-going mortgage and corporate operation's current liabilities of $2,254. We deemed this liquidity level as insufficient to accomplish our goals and meet our liquidity needs for 2005, and we continued the implementation of our liquidity improvement plan. This plan includes:

-         Reducing our corporate operating expenses.
-         Raising equity capital
- Acquiring profitable mortgage brokering operations producing positive cash flow.
- Renegotiating the terms of our existing indebtedness with major creditors to defer material principal payments into the future.

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

On February 28, 2005, we completed a private placement financing transaction (the "Offering") pursuant to which we sold 17,207,791 units (at $0.0308 per unit) to several accredited investors for an aggregate purchase price of $530. Each unit consisted of one share of common stock, par value $0.0001 per share (the "Common Stock"), and one warrant to purchase one share of Common Stock at $0.04 per share expiring on December 31, 2007. This Offering increased our cash and cash equivalents by $342 subsequent to our year-end.

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

      Short-term debt. On June 4, 2003, we entered into a revolving line of credit with a commercial bank in the amount of $250,000. This revolving line of credit had an interest rate of prime, is secured by a general lien on our assets, and is guaranteed by our current and former subsidiaries. The commercial bank demanded repayment of this credit facility on September 13, 2004. We were not able to meet this demand, and, as discussed elsewhere, we entered into a standstill agreement with this bank whereby the maturity date of the note was extended to December 1, 2005, the interest rate was increased to the bank's prime rate plus 4%, and requires principal reduction payments of $5 per month through November 1, 2005.

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

      Accrued expenses - related parties: On February 28, 2005, certain of our former executives and current shareholders agreed in principal to convert amount currently due them into additional shares of our Series E Preferred Stock. The stated value of each share of the Series E Preferred is $1,000 per share; has a mandatory dividend of 4% of the stated value, per annum and shall be payable on January 1st of each year and is payable in either shares of the Company's common stock or cash; has no voting rights; and is not convertible.

In addition to the above, we continue to explore additional ways to enhance our liquidity and reduce our insolvency risk.

Recent Accounting Pronouncements
--------------------------------

In January 2003, the FASB issued FIN 46(R), "Consolidation of Variable Interest Entities -- an interpretation of ARB No. 51" ("FIN 46(R)"). The objective of this Interpretation is not to restrict the use of variable interest entities but to improve financial reporting by enterprises involved with variable interest entities. FIN 46(R) states that a business enterprise with a controlling financial interest in a variable interest entity should include the assets, liabilities, and results of the activities of the variable interest entity in consolidated financial statements with those of the business enterprise. FIN 46(R) applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation has had no effect on the Company's financial statements.

On December 12, 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" (SOP 03-3). SOP 03-3 requires acquired impaired loans for which it is probable that the investor will be unable to collect all contractually required payments receivable to be recorded at the present value of amounts expected to be received and prohibits carrying over or creation of valuation allowances in the initial accounting for these loans. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. SOP 03-3 does not have an impact on the Company's results of operations or financial condition.

In March 2004, Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 105 was issued, which provides guidance regarding loan commitments that are accounted for as derivative instruments under FASB No. 133 (as amended), "Accounting for Derivative Instruments and Hedging Activities". In this Bulletin, the SEC ruled that the amount of the expected servicing rights should not be included when determining the fair value of derivative interest rate lock commitments. This guidance must be applied to rate locks initiated after March 31, 2004. SAB No. 105 has had no impact on our financial condition or results of operations.

In March, 2004, the Emerging Issues Task Force (EITF) issued EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain
Investments" (EITF 03-1). EITF 03-1 provides recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary thereby requiring a charge to earnings. EITF 03-1 also requires additional annual disclosures for investments in unrealized loss positions. The additional annual disclosure requirements were previously issued by the EITF in November 2003 and were effective for the year ended December 31, 2003. In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, which delays the recognition and measurement provisions of EITF 03-1 pending the issuance of further implementation guidance. EITF 03-1 and EITF 03-1-1 do not have an impact on our results of operations or financial condition.

In June 2004, the FASB released EITF 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128" (EITF 03-6). This pronouncement provides guidance on when to apply the two-class method for computing basic and diluted earnings per share for participating securities. A participating security is a security that participates in undistributed earnings with common stock regardless of whether the participation is dependent upon the occurrence of a specific event. EITF 03-6 did not impact the Company's results of operations or financial condition.

In December,  2004, the FASB issued Statement of Financial  Accounting Standards
(SFAS) No. 123 (revised 2004) "Share-based Payment" (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and generally requires that such transactions be accounted for using a fair value-based method with the resulting compensation cost recognized over the period that the employee is required to provide service in order to receive their compensation. SFAS 123R also amends SFAS No. 95, "Statement of Cash Flows," requiring the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. The provisions of this statement are effective in the first fiscal beginning after June 15, 2005. The impact of the adoption of SFAS 123 is addressed above (see stock-based compensation) and the impact of adopting SFAS 123R is not expected to be materially different.

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

Tabular Disclosure of Contractual Obligations

The following table presents our contractual obligations as of December 31, 2004:


                                                             Payment Due By Period
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
                                  Total            Less than One Year        1 to 3 Years           3 to 5 Years
                                  -----            ------------------        ------------           ------------
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Subordinated debt due
formerly related party                   $1,531                   $ 580                   $951                   $---
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Convertible debentures                    $ 379                   $ 379                 $-----                   $---
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Short-term debentures                     $ 221                   $ 221                 $-----                   $---
Promissory notes                          $  48                   $  48                 $-----                   $---
Notes due related                         $  25                   $  25                 $-----                   $---
Operating leases                          $  78                   $  55                 $   23                   $---
                          ---------------------- ----------------------- ---------------------- ----------------------

                                         $2,282                  $1,308                   $974                   $---
                          ====================== ======================= ====================== ======================


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

Description                                 Zero to Six Months
-----------                                 ------------------

                                         ------------------------ ------------------------
                                                  2004                     2003
                                         ------------------------ ------------------------
Interest-sensitive assets:
                                         ------------------------ ------------------------
  Cash and cash equivalents                                $ 135                    $  70
                                         ------------------------ ------------------------

   Total interest-sensitive assets                         $ 135                    $  70
                                         ======================== ========================

Interest-sensitive liabilities:
  Promissory notes                                         $ 221                    $ 245
                                         ------------------------ ------------------------

   Total interest-sensitive liabilities                    $ 221                    $ 245
                                         ======================== ========================

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

                  Name                      Age               Position
                  ----                      ---               --------
                  Paul K. Danner            47                Chairman and Chief
                                                              Executive Officer
                  George O. Deehan          62                Director
                  Charles D. Van Sickle     63                Director
                  Stephen J. Croskrey       44                Director

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

PAUL K. DANNER, see "Identification of Directors" in Item 10(a) of this Annual Report on Form 10-K/A for Mr. Danner's biographical information.

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

(e) Business Experience.

The business experience of each of our directors and executive officers is set forth in Item 10(a)--Identification of Directors of this Annual Report on Form 10-K/A and the business experience of those executive officers who are not also our directors is set forth in Item 10(b)--Identification of Executive Officers of this Annual Report on Form 10-K/A.
The directorships held by each of our directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, are set forth in Item 10(a)--Identification of Directors of this Annual Report on Form 10-K/A.

(f) Involvement in Certain Legal Proceedings.

Except as set forth in Item 10(a)--Identification of Directors of this Annual Report on Form 10-K/A related to Mr. Danner, to the best of our knowledge, none of our other directors or executive officers has been involved during the past five years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

(g) Promoters and Control Persons.

Not applicable.

(h) and (i) Audit Committee and Audit Committee Financial Expert.

The full Board of Directors currently performs the functions of an Audit Committee. Two members of the Board of Directors, Charles D. Van Sickle and Stephen Croskrey satisfy the definition of "independent" as defined under the NASDAQ listing standards. The Board has not adopted a written charter for the audit committee at this time.

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

The Company believes that during the 2004 fiscal year, the officers, directors and holders of more than 10% of the Company's Common Stock complied with all
Section 16(a) filing requirements, with the following exceptions:

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

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information concerning compensation (including salary, bonuses, stock options, and certain other compensation) paid by us for services in all capacities or accrued for the fiscal years ended December 31, 2004, 2003 and 2002 to our Chief Executive Officer during the most recently completed fiscal year-end and to the other person who served as our executive officer at December 31, 2004 and whose salary plus bonus exceeded $100,000 in Fiscal Year 2004 (together being hereinafter referred to as the "Named Executive Officers").


                                                         Annual Compensation               Long-term Compensation
                                                         -------------------               ----------------------
                                          Fiscal    Salary      Bonus          Other Annual   Securities    All Other
                                          Year      ($)           $               Comp        Underlying   Compensation
Name and Principal Position               ----      ------      -----               $           Options(#) ------------
---------------------------                                                    ------------     ----------

                                           2004  $     --       $   --    $      --              --            --
Paul K. Danner
   Current Chairman of the Board
   and CEO
                                           2004  $  100,000         --           --         3,000,000        70,000
George O. Deehan                           2003  $   51,846         --           --        12,500,000          --
   Former Chairman of the Board
   and Former CEO
                                           2003  $  150,000         --           --              --            --
Steven A. Burleson                         2002  $   66,667(1)  $  30,000      $14,281(2)  16,000,000          --
   Former CEO, Former Interim
   Chief Financial Officer and
   Former Director
                                           2004  $   45,000         --           --         3,000,000          --
Scott L. Vining                            2003  $  100,000         --           --              --            --
   Chief Financial Officer and
   Treasurer

(1) Represents salary earned during 2002 for Mr. Burleson pursuant to Mr. Burleson's employment agreement dated September 5, 2002. Mr. Burleson received no cash compensation in 2002 and amounts due for 2002 were converted into Series E Preferred Stock in March 2003. The Company began paying Mr. Burleson's salary pursuant to his employee agreement in February 2003.

(2) Represents auto allowance of $10,500 and the value of health and other personal benefits in the amount of $3,781.

Stock Option Grants in 2004

We granted the following options to our Named Executive Officers during fiscal 2004.


                                    Individual Grants

Name                                         Number of    Percent of    Exercise              Potential Realizable Value
                                           Securities   Total Options   Price    Expiration     At Assumed Annual
                                            Underlying    Granted to    Per       Date                 Rate
                                              Option     Employees in   Share    ---------    of Stock Price Appreciation
                                            Grants (#)    Fiscal Year   -----                       for Option Term
                                            ----------    -----------                               ---------------

                                                                                                   5%          10%

Paul K. Danner                                     --             --       --          --          --          --

George O. Deehan                              3,000,000           13.1  $  0.04   7/29/2014 $    75,467 $   191,249

Scott L. Vining                               3,000,000           13.1  $  0.04   7/29/2014 $    75,467 $   191,249

Stock Option Exercises and Option Values for 2004

None of the Executive Officers named in the Summary Compensation Table exercised any stock options in 2004. The table below sets forth information concerning the number and value of their unexercised stock options at December 31, 2004.



                                                                 Number of Securities         Value of Underlying
                                                                Underlying Unexercised       In-The-Money Options
                                                                Options at 12/31/04 (#)        at 12/31/04 (1) (2)

                                                                                Non-                         Non-
Name                                                           Exercisable   Exercisable  Exercisable     Exercisable
----                                                           -----------   -----------  -----------     -----------

Paul K. Danner

George O. Deehan                                                2,000,000     3,000,000     $    --       $    --

Scott L. Vining                                                   666,667     3,333,333     $    --       $    --

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

                     Equity Compensation Plan Information(1)

                                   Number of                                                   Number of securities
                                securities to be                                              remaining available for
                                  issued upon                                                 future issuance under
                                  exercise of                                                 equity compensation plans
                                outstanding option             Weighted-average               (excluding issued and
                                 and warrants           exercise price of outstanding         (outstanding options,
Plan category                   ---------------        options, warrants and rights           warrants and rights)
-------------                                           ----------------------------           --------------------

Equity compensation plans
   approved by security
   holders:                            54,245,342         $                 0.15                45,754,658

Equity compensation plans
   approved by security
   holders:                                  --                               --                        --
                                       ----------         ----------------------                ----------
TOTAL                                  54,245,342         $                 0.15                45,754,658


Employment   Contracts  and   Termination,   Severance  and  Change  of  Control
Arrangements

Messrs. Danner, Deehan and Vining were employed by the Company pursuant to written employment agreements. On May 31, 2004, we released Messrs. Deehan and Vining from these agreements by the Company.

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

Report on Executive Compensation

The Company's executive compensation program is designed to attract, motivate and retain management with incentives linked to financial performance and enhanced stockholder value. Our compensation program currently consists of a number of components, including a cash salary, cash incentive bonuses, and stock option grants.

We currently do not have a compensation committee. The Board of Directors as a whole, reviews salary, bonus and option award information for competitive companies of comparable size in similar industries, as well as that of companies not in its industry which do business in locations where the company has operations. Based in part on this information, the Board of Directors generally sets salaries at levels comparable to such companies. Bonuses are generally discretionary, but in some cases may be set forth in employment agreements and based on the achievements of performance thresholds. In either case, bonuses are linked to company performance during the year and thus align the interest of executive officers with those of the stockholders. The Board of Directors also assesses each executive officer's individual performance and contribution in determining bonus levels. The Board of Directors uses grants out of our 2002 Equity Participation Plan to motivate its executive officers and to improve long-term market performance of the Company's common stock.

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

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2004 each of Messrs. Deehan and Danner were directors and employees of the Company. Mr. Deehan received compensation as an employee in accordance with his agreement with the Company. See "Executive Officers--Employment Agreements" and "Related Party Transactions." Each director participated in discussions regarding executive compensation.

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


                                                                                             Beneficially  Percent
                                                                                                Owned        of
                                                                                               Shares      Class
Name and Address of Beneficial Owner*                                                         Number(1)   --------
-------------------------------------                                                         ---------
5% Stockholder
Christopher Liston                                                                             9,458,684      9.3%
918 Ponte Vedra Blvd.
Ponte Vedra, FL 32082

Abhijit Deshmukh (2)                                                                           6,493,506      6.4%
830-13 A1A North, #414
Ponte Vedra Beach, FL 32082

Steven A. Burleson (3)                                                                         7,000,000      6.9%
1828 Lake Marshall Dr.
Gibsonia, PA 15044


Named Executive Officers and Directors

Stephen Croskrey (4)                                                                          22,103,896     21.8%

Paul K. Danner (5)                                                                            19,699,928     19.4%

George O. Deehan (6)                                                                           2,336,000      2.3%

Charles Van Sickle (7)                                                                           745,000        *%

Scott L. Vining (8)                                                                              666,667        *%


All current directors and executive officers as a group (5 persons) (9)                       45,551,491     44.9%

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

(9)  See footnote (4 - 8).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 4, 2004, subject to certain conditions, confidentiality provisions and approval of the majority of the holders of our common stock, we agreed to sell our largest subsidiary, PGNF Home Lending Corp. ("PGNF"), to Philip Lagori ("Lagori"), the former owner of PGNF, and formerly, our largest shareholder (the "PGNF Transaction") holding 52,329,734 shares of our common stock (or 50.5%). On June 30, 2004, we received consent from holders of 97,647,656 shares (or 83.89%) of our common stock on a pre-PGNF Transaction basis and completed this sale.
After affecting the number of outstanding shares resulting from the PGNF Transaction, we received consent from holders of 45,317,921 shares (or 70.74%) of our common stock. Pursuant to the agreement, we exchanged the common stock of PGNF, as well as the assumption of all of PGNF's liabilities, contingent and otherwise, for 52,329,735 shares of our common stock valued at $2,355,000 (based upon the closing price of $0.045 on June 30, 2004) and 1,800 shares of our Series E preferred stock plus accrued dividend valued at $1,904,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the years ended December 31, 2004 and 2003, fees for services provided by Stevens, Powell & Company, P.A. ("Stevens, Powell & Company"), our independent registered public accounting firm, were as follows:


                                                                     Year Ended December

                                                           2004                                2003
                                                           ----                                ----

Audit Fees (1)                             $                      68,623            $                  74,000

Tax Fees (2)                                                      11,215                                --

Total                                      $                      79,838            $                  74,000

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

                  Consolidated Statements of Stockholders' Deficiency

                  Consolidated Statements of Cash Flows

                  Notes to Consolidated Financial Statements

(b)       Reports on Form 8-K

                  None.

(c)       Exhibits

            The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:

Exhibit
Number            Description of Exhibit
------            ----------------------

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

2.2               Amendment No. 1 to the Mortgage Express Plan of Merger.***

2.3               Agreement and Plan of Merger dated December 9, 2002 among PlanetRx.com, Inc. (n/k/a Paragon
                  Financial Corporation), Paragon Acquisition Corp. II, Paragon Homefunding, Inc., a Florida corporation, et al.(the
                  "Paragon Homefunding Plan of Merger").***

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

21.1              Subsidiary of the Registrant*

23.1              Consent of Accountant*

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

-------------------------

*    Filed herewith

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

@    This exhibit represents a management contract

**   This exhibit represents a compensatory plan

*** Filed as an exhibit to Paragon's Current Report on Form 8-K for an event dated January 31, 2003

**** Filed as an exhibit to Paragon's Annual Report on Form 10-K for the year ended December 31, 2002

*****Filed as an  exhibit to  Paragon's  Quarterly  Report for the period  ended
     September 30, 2003, as amended

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of  Independent Registered Public Accounting Firms               F-1 & 2
Consolidated Balance Sheets                                              F-3
Consolidated Statements of Operations                                    F-4
Consolidated Statements of Comprehensive Loss                            F-5
Consolidated Statements of Cash Flows                                    F-6
Consolidated Statements of Stockholders' Deficiency                      F-7 & 8
Notes to Consolidated Financial Statements                               F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS
PARAGON FINANCIAL CORPORATION

We have audited the accompanying consolidated balance sheets of Paragon Financial Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders' deficiency for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders' deficiency for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 17, the accompanying consolidated balance sheet as of December 31, 2004, and the consolidated statements of operations, comprehensive loss, cash flows, and stockholders' deficiency for the year ended December 31, 2004, have been restated.

/s/ STEVENS, POWELL & COMPANY, P.A.

Jacksonville, Florida
March 23, 2005, except as to Note 16 for which the date is April 7, 2005, and October 1, 2008, as to the effects of the restatement discussed in Note 17

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS
PARAGON FINANCIAL CORPORATION

We have audited the accompanying statements of operations, stockholders' deficiency and cash flows of Paragon Financial Corporation (a development stage company) for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has suffered losses from operations and has net working capital and stockholders' deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements referred to above do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BP PROFESSIONAL GROUP LLP

Farmingdale, New York
March 6, 2003



                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
            AS OF DECEMBER 31, 2004 AND DECEMBER 31, 2003 (Dollars in
                          thousands, except share data)

                                                                              2004              2003
                                                                          --------------   ---------------
                                                                    (As Restated, Note 17)
Assets
        Current Assets:
               Cash                                                               $ 135              $ 70
               Fees receivable                                                       46                80
               Prepaid and other current assets                                       9                37
                                                                          --------------   ---------------
        Total Current Assets                                                        190               187
                                                                          --------------   ---------------
               Office property and equipment, net of accumulated
                  depreciation of $43 and $27                                        64               132
               Goodwill                                                               -               822
               Other assets                                                           3               475
               Assets of discontinued operations                                      -            34,046
                                                                          --------------   ---------------
Total Assets                                                                      $ 257          $ 35,662
                                                                          ==============   ===============

Liabilities and Stockholders' Deficiency
        Current liabilities
               Current portion of long-term debt                                  $ 100               $ -
               Short-term debt                                                      221               245
               Notes payable - related parties                                      528                20
               Notes payable - related parties                                       25                25
               Convertible debentures payable                                       379               379
               Accounts payable                                                     371               290
               Stock subscription proceeds received                                 178                 -
               Accrued expenses - related parties                                    59                59
               Income taxes payable                                                  10                 -
               Accrued expenses - other                                             383               514
                                                                          --------------   ---------------
        Total Current Liabilities                                                 2,254             1,532

Long-term debt:
               Liabilities to formerly related parties, less current
               portion                                                              951                 -
               Liabilities of discontinued operations                                 -            26,154
                                                                          --------------   ---------------
        Total Liabilities                                                         3,205            27,686
                                                                          --------------   ---------------
Stockholders' deficiency
        Preferred stock:  Issuable in series, $0.0001 par value; 5,000,000 shares authorized: Series E, $1,000 stated value;
          659 and 2,459 shares issued and outstanding, respectively                   -                 -
        Common stock, $0.0001 par value; 400,000,000 shares
          authorized, 65,212,744 and 116,396,479 shares issued and
          outstanding at December 31, 2004 and December 31, 2003,
          respectively                                                                6                11
        Additional paid-in capital                                                6,914            11,779
        Accumulated deficit                                                      (9,861)           (3,964)
        Cumulative comprehensive income                                               -               202
        Unearned stock-based compensation                                            (7)              (52)
                                                                          --------------   ---------------
               Total Stockholders' (deficit) equity                              (2,948)            7,976
                                                                          --------------   ---------------
Total liabilities and stockholders' deficiency                                    $ 257          $ 35,662
                                                                          ==============   ===============

      See accompanying notes to consolidated financial statements.

                                      F-3

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                    (Dollars in thousands, except share data)


                                                                                  2004                2003                2002
                                                                             ----------------    ----------------    ---------------
                                                                          (As Restated, Note 17)
Revenue:
         Loan orgination fees                                                        $ 2,034             $ 1,964                 $ -
                                                                             ----------------    ----------------    ---------------
Expenses:
         Salaries, commissions, benefits, and stock-based compensation                 1,916               2,517               1,768
         Loan production costs                                                            91                 103                   -
         General ad administrative expenses                                              858               1,113                 569
         Impairment of goodwill                                                          822                   -                   -
         Non-recurring charges                                                            25                 333                   -
                                                                             ----------------    ----------------    ---------------
                         Total expenses                                                3,712               4,066               2,337
                                                                             ----------------    ----------------    ---------------
Operating loss                                                                        (1,678)             (2,102)            (2,337)

         Interest expense, net                                                           107                 415                   5
         Loss on disposal of assets                                                       15                   -                   -
         Loss on disposal of segment                                                     102                   -                   -
                                                                             ----------------    ----------------    ---------------
Loss from continuing operations before provision for income taxes                     (1,902)             (2,517)            (2,342)

Provisions (benefit) for income taxes                                                    456                (837)                  -
                                                                             ----------------    ----------------    ---------------
Loss from continuing operations                                                       (2,358)             (1,680)            (2,342)

Discontinued operations (Note 2):
         (Loss) income from discontinued operations before provision
             (benefit) for taxes                                                      (3,539)                565                   -
         (Benefit) provision for income taxes                                              -                 282                   -
                                                                             ----------------    ----------------    ---------------
(Loss) income from discontinued operations                                            (3,539)                283                   -
                                                                             ----------------    ----------------    ---------------
Net Loss                                                                            $ (5,897)           $ (1,397)           $(2,342)
                                                                             ================    ================    ===============
Per share information

Net Income Per Share - Basic and Diluted:
         Loss from continuing operations                                             $ (0.03)            $ (0.01)           $ (0.04)
         (Loss) income from discontinued operations                                    (0.04)                  -                   -
                                                                             ----------------    ----------------    ---------------
                                                                                     $ (0.07)            $ (0.01)           $ (0.04)
                                                                             ================    ================    ===============

Weighted average shares outstanding - basic and diluted                               85,799             111,620              54,407
                                                                             ----------------    ----------------    ---------------


      See accompanying notes to consolidated financial statements.

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                 FOR THE YEARS ENDED DECEMBER 31, 2004, AND 2003
                    (Dollars in thousands, except share data)



                                                                                              2004                 2003
                                                                                        -----------------    -----------------

                                                                                    (As Restated, Note 17)

Net Loss                                                                                        $ (5,897)            $ (1,397)
                                                                                        -----------------    -----------------
Other comprehensive income:
         Unrealized gain on available-for-sale securities, net of income taxes                         -                  202
                                                                                        -----------------    -----------------
Comprehensive loss                                                                              $ (5,897)            $ (1,195)
                                                                                        =================    =================





        See accompanying notes to consolidated financial statements.



                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                             (Dollars in thousands)


                                                                         2004             2003             2002
                                                                     --------------   --------------   --------------
                                                                  (Restated, Note 17)

        Net loss from continuing operations                               $ (2,358)        $ (1,680)        $ (2,342)

Adjustments to reconcile  net loss to cash  provided by operating activities of
        continuing operations:
        Depreciation                                                            30               26                1
        Impairment of goodwill                                                 822                -                -
        Loss on sale of assets                                                  15                -                -
        Loss on disposal of segment                                            102                -                -
        Deferred compensation to related parties, subsequently
          converted to preferred shares                                          -                -              504
        Non-cash stock compensation                                             87               86            1,256
        Deferred taxes                                                         444             (446)               -
        Changes in assets and liabilities:
              (Increase) decrease in fees receivable                            34              (31)               -
              Decrease (increase) in prepaid and other current assets           57              105              (31)
              Increase in accounts payable                                      91              113               67
              (Decrease) increase in accrued expenses                          (93)             617              225
              Increase in income taxes payable                                  10                -                -
                                                                     --------------   --------------   --------------
                     Cash used in operating activities
                         from continuing operations                           (759)          (1,210)            (320)
                                                                     --------------   --------------   --------------
CASH FLOWS USED IN INVESTING ACTIVITIES
  OF CONTINUING OPERATIONS:
        Purchase of property and equipment                                      (2)            (117)              (2)
        Cash acquired in purchase of business                                    -               44                -
        Proceeds from the sale of assets                                        25                -                -
        Proceeds from the sale of websites                                      30               52                -
        Deposits made                                                            -                -              (25)
        Deferred merger costs                                                    -                -              (58)
                                                                     --------------   --------------   --------------
                     Cash provided by (used in) investing
                       activities from continuing operations                    53              (21)             (85)
                                                                     --------------   --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  OF CONTINUING OPERATIONS:
        Proceeds from issuance of common stock                                   -                -              386
        Proceeds from the issuance of warrants                                   -               18                6
        Proceeds from common stock subscriptions                               178                -                -
        Proceeds from issuance of debentures                                     -              222              104
        Borrowings under line of credit                                          -              245                -
        Repayments of debt                                                     (45)             (35)               -
                                                                     --------------   --------------   --------------
                     Cash provided by financing activities
                       from continuing operations                              133              450              496
                                                                     --------------   --------------   --------------
Net cash provided by discontinued operations                                   638              760                -

Increase (decrease) in cash and cash equivalents                                65              (21)              91

Cash and Cash Equivalents - Beginning of Period                                 70               91                -
                                                                     --------------   --------------   --------------
Cash and Cash Equivalents - End of Period                                    $ 135             $ 70             $ 91
                                                                     ==============   ==============   ==============


           See accompanying notes to consolidated financial statements.



                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
          FOR THE YEARS ENDED DECEMBER 31, 2004 (As Restated, Note 17),
                      2003 AND 2002 (Dollars in thousands)


                                                                                   Additional
                                 Preferred                      Common Stock         paid-in  Subscriptions  Treasury   Accumulated
                                   Shares       Amount    Number of shares Amount    Capital   Receivable     Stock       Deficit
                                ----------------------------------------------------------------------------------------------------
Balance - January 1, 2002                  -          $ -     33,822,480        $ 3      $ 26         $ (1)         $ -      $ (225)

March 1 Contribution from
  financing shareholders of
  5,477,325 shares as treasury
  stock                                    -            -              -          -       200            1         (200)           -
March 1 Issuance of 16,431,975
  restricted and unrestricted shares
  for services                             -            -     10,954,650          1       399            -          200            -
May 31 Issuance of shares for cash         -            -     10,783,486          1       384            -            -            -
May 31 Issuance of shares to effect
  reverse acquisition                      -            -      6,173,403          1       (73)           -            -            -
June 30 Amortization of restricted
  shares                                   -            -              -          -         -            -            -            -
July10 Issuance of shares for
  services                                 -            -        458,725          -        46            -            -            -
July 16 Rescision of 16,431,975
  shares and re-issuance and
  reallocation as unrestricted shares      -            -              -          -       148            -            -            -
August 1 Contribution of services
  by shareholder                           -            -              -          -         5            -            -            -
November 8 Issuance of shares for
  services                                 -            -        400,000          -        36            -            -            -
December 30 Issuance of options to
  consultants                              -            -              -          -       421            -            -            -
December 31 Issuance of warrants
  included in convertible debentures       -            -              -          -         6            -            -            -
December 31 Beneficial conversion
  feature on convertible debentures        -            -              -          -        95            -            -            -
Net loss                                   -            -              -          -         -            -            -      (2,342)
                                      ----------------------------------------------------------------------------------------------
Balance - December 31, 2002                -            -     62,592,744          6     1,693            -            -      (2,567)

January 31 Issuance of shares
  for acquisition                          -            -     52,329,735          5     6,362            -            -            -
February 4 Issuance of shares
  for acquisition                          -            -      1,224,000          -       836            -            -            -
March 26 Issuance of preferred
  stock for accrued compensation         659            -              -          -       659            -            -            -
March 26 Issuance of preferred
  stock for promissory note and
  accrued interest                     1,800            -              -          -     1,812            -            -            -
March 31 Issuance of warrants
  included in convertible debentures       -            -              -          -        18            -            -            -
March 31 Beneficial conversion
  feature on convertible debentures        -            -              -          -       222            -            -            -
March 31 Receipt of cash for
  websites                                 -            -              -          -        13            -            -            -
May 12 Issuance of restricted
  stock award                              -            -        250,000          -       125            -            -            -
May 30 Receipt of cash for
  websites                                 -            -              -          -        35            -            -            -
June 30 Amortization of restricted
  stock award                              -            -              -          -         -            -            -            -
September 12 Receipt of cash for
  websites                                 -            -              -          -         1            -            -            -
September 30 Amortization of
  restricted stock award                   -            -              -          -         -            -            -            -
November 14 Receipt of cash for
  website                                  -            -              -          -         3            -            -            -
December 31 Amortization of
  restricted stock award                   -            -              -          -         -            -            -            -
Comprehensive loss:
Net loss                                   -            -              -          -         -            -            -      (1,397)
Unrealized gain on marketable
  securities                               -            -              -          -         -            -            -            -
Total comprehensive loss                   -            -              -          -         -            -            -            -
                                     -----------------------------------------------------------------------------------------------

Balance - December 31, 2003            2,459            -    116,396,479         11    11,779            -            -      (3,964)

March 31 Amortization of restricted
  stock award                              -            -              -          -         -            -            -            -
May 27 Receipt of cash for
  website                                  -            -              -          -        30            -            -            -
June 30 Amortization of restricted
  stock award                              -            -              -          -         -            -            -            -
May 31 Disposal of segment           (1,800)           -    (52,329,735)        (5)   (4,948)           -            -            -
July 1 Issuance of restricted stock
  award to consultant                      -            -        200,000          -        10            -            -            -
September 30 Amortization of
  restricted stock award                   -            -              -          -         -            -            -            -
October 13 Issuance of shares for
  insurance premium                        -            -        125,000          -         6            -            -            -
November 18 Issuance of shares
  for services                             -            -         96,000          -         5            -            -            -
November 18 Issuance of restricted
  shares for services                      -            -        100,000          -         7            -            -            -
December 31 Issuance of shares for
  directors fees                           -            -        625,000          -        25            -            -            -
December 31 Amortization of stock
  award                                    -            -              -          -         -            -            -            -
  Realization of comprehensive
    income                                 -            -              -          -         -            -            -            -
  Net loss                                 -            -              -          -         -            -            -      (5,897)
                                    ------------------------------------------------------------------------------------------------

Balance - December 31, 2004              659          $ -     65,212,744        $ 6   $ 6,914          $ -          $ -    $ (9,861)
                                    ================================================================================================




      See accompanying notes to consolidated financial statements.

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
          FOR THE YEARS ENDED DECEMBER 31, 2004 (As Restated, Note 17),
                      2003 AND 2002 (Dollars in thousands)
                                  (Continued)

                                           Accumulated
                                             Other     Unearned      Total
                                        Comprehensive  Stock-based Stockholders'
                                           Income    Compensation   Deficiency
                                         --------------------------------------
Balance - January 1, 2002                          $ -         $ -      $ (197)

March 1 Contribution from
  financing shareholders of
  5,477,325 shares as treasury
  stock                                              -           -           1
March 1 Issuance of 16,431,975
  restricted and unrestricted shares
  for services                                       -        (400)        200
May 31 Issuance of shares for cash                   -           -         385
May 31 Issuance of shares to effect
  reverse acquisition                                -           -         (72)
June 30 Amortization of restricted
  shares                                             -          62          62
July10 Issuance of shares for
  services                                           -           -          46
July 16 Rescision of 16,431,975
  shares and re-issuance and
  reallocation as unrestricted share                 -         338         486
August 1 Contribution of services
  by shareholder                                     -           -           5
November 8 Issuance of shares for
  services                                           -           -          36
December 30 Issuance of options to
  consultants                                        -           -         421
December 31 Issuance of warrants
  included in convertible debentures                 -           -           6
December 31 Beneficial conversion
  feature on convertible debentures                  -           -          95
Net loss                                            -           -      (2,342)
                                         ---------------------------------------
Balance - December 31, 2002                         -           -        (868)

January 31 Issuance of shares
  for acquisition                                     -           -       6,367
February 4 Issuance of shares
  for acquisition                                    -           -         836
March 26 Issuance of preferred
  stock for accrued compensation                     -           -         659
March 26 Issuance of preferred
  stock for promissory note and
  accrued interest                                   -           -       1,812
March 31 Issuance of warrants
  included in convertible debentures                 -           -          18
March 31 Beneficial conversion
  feature on convertible debentures                  -           -         222
March 31 Receipt of cash for
  websites                                           -           -          13
May 12 Issuance of restricted
  stock award                                        -        (125)          -
May 30 Receipt of cash for
  websites                                           -           -          35
June 30 Amortization of restricted
  stock award                                        -          10          10
September 12 Receipt of cash for
  websites                                           -           -           1
September 30 Amortization of
  restricted stock award                             -          31          31
November 14 Receipt of cash for
  website                                            -           -           3
December 31 Amortization of
  restricted stock award                             -          32          32
Comprehensive loss:
Net loss                                            -            -           -
Unrealized gain on marketable
  securities                                       202           -           -
Total comprehensive loss                             -           -      (1,195)
                                         ---------------------------------------

Balance - December 31, 2003                       202          (52)      7,976

March 31 Amortization of restricted
  stock award                                        -          31          31
May 27 Receipt of cash for
  website                                            -           -          30
June 30 Amortization of restricted
  stock award                                        -          21          21
May 31 Disposal of segment                          -           -      (4,953)
July 1 Issuance of restricted stock
  award to consultant                                -         (10)          -
September 30 Amortization of
  restricted stock award                             -           5           5
October 13 Issuance of shares for
  insurance premium                                  -           -           6
November 18 Issuance of shares
  for services                                       -           -           5
November 18 Issuance of restricted
  shares for services                                -          (7)          -
December 31 Issuance of shares for
  directors fees                                     -           -          25
December 31 Amortization of stock
  award                                              -           5           5
  Realization of comprehensive
    income                                        (202)          -        (202)
  Net loss                                           -           -      (5,897)
                                         ---------------------------------------

Balance - December 31, 2004                        $ -        $ (7)   $ (2,948)
                                         =======================================

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

ACQUISITIONS - On January 31, 2003, the Company completed its merger with PGNF Home Lending Corp. ("PGNF") (f/k/a Mortgage Express, Inc.), and as a result of the merger, PGNF became a wholly-owned subsidiary. PGNF has been in the business of originating residential mortgage loans since 1998. Subject to the terms of the merger agreement, at closing, all of the outstanding shares of PGNF's common stock converted into 52,329,735 shares of the Company's common stock valued at $6.4 million (or approximately $0.122 per share), or approximately 45.5% of the then outstanding common stock after the consummation of the merger. Additionally, the Company issued a promissory note in the amount of $1.8 million to an entity wholly-owned by the sole shareholder of PGNF. The promissory note accrued interest at 4.92% and was payable on July 31, 2004. On March 26, 2003, the holder of this note agreed to convert the note and accrued interest into 1,800 shares of our Series E preferred stock with a face value of $1,000 per share, and a 4% stated dividend payable in cash or shares of common stock, at the Company's option. This series of preferred stock does not provide for redemption and is non-voting. On May 31, 2004, the Company divested PGNF (See
Note 2 - Discontinued Operations).

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

IMPAIRMENT - Long-lived assets, including certain identifiable intangibles and goodwill, are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable including, but not limited to, a deterioration of profits for a business segment that has long-lived assets, and when other changes occur which might impair recovery of long-lived assets. Management has reviewed the Company's long-lived assets and has recorded an impairment charge of $2,582 in the year ended December 31, 2004 related to its PGNF subsidiary to reduce the carrying value of PGNF to estimated realizable value. The method used to determine the existence of an impairment would be generally by comparing the undiscounted operating cash flows estimated over the remaining useful lives of the related long-lived assets to their related carrying amounts. Impairment is measured as the difference between fair value and unamortized cost at the date impairment is determined.

Subsequent to the year ended December 31, 2004, the Company recognized an impairment charge of $822 in connection with the value of goodwill. After the impairment charge, goodwill had a remaining book value of $0 (see Note 17).

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

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company maintains its cash in bank deposit accounts at a high credit-quality financial institution. At times during the years ended December 31, 2004 and 2003, the Company's cash balances exceeded the federally-insured limit. Management believes this policy will not adversely affect the Company. At December 31, 2004 and 2003, cash balances exceeded the federally-insured limit by $0 and $225, respectively.

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

As of December 31, 2004, there were stock options outstanding for the purchase of 34,411,750 shares of the Company's common stock. There were 22,935,000 stock options granted and 29,262,000 forfeited during the year ended December 31, 2004.

The following table shows the pro forma net loss as if the fair value method of SFAS No. 123 had been used to account for stock-based compensation expense for the years ended December 31, 2004, 2003 and 2002 (dollars in thousands, except per share amounts):

                                            2004                   2003                  2002
                                            ----                   ----                  ----
Net loss from continuing
  operations, as reported                   $ (2,358)              $(1,680)               $(2,342)
  Stock based employee
  compensation expense
  determined under fair value
  method for all awards,
  net of related tax effects                     521                   707                     47
                                ---------------------- --------------------- ----------------------

Proforma net loss from
  continuing operations                      $(2,879)              $(2,387)               $(2,389)
                                ====================== ===================== ======================

Net loss per share from
 continuing operations:
    Basic and diluted, as
       reported                               $(0.03)               $(0.01)                $(0.04)
                                ====================== ===================== ======================

    Pro forma basic and
      diluted                                 $(0.03)               $(0.02)                $(0.04)
                                ====================== ===================== ======================


                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (continued) RECENT ACCOUNTING DEVELOPMENTS - In January 2003, the FASB issued FIN 46(R), "Consolidation of Variable Interest Entities -- an interpretation of ARB No. 51" ("FIN 46(R)"). The objective of this Interpretation is not to restrict the use of variable interest entities but to improve financial reporting by enterprises involved with variable interest entities. FIN 46(R) states that a business enterprise with a controlling financial interest in a variable interest entity should include the assets, liabilities, and results of the activities of the variable interest entity in consolidated financial statements with those of the business enterprise. FIN 46(R) applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation has had no effect on the Company's financial statements.

On December 12, 2003, the American Institute of Certified Public Accountants issued Statement of Position No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" (SOP 03-3). SOP 03-3 requires acquired impaired loans for which it is probable that the investor will be unable to collect all contractually required payments receivable to be recorded at the present value of amounts expected to be received and prohibits carrying over or creation of valuation allowances in the initial accounting for these loans. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. SOP 03-3 does not have an impact on the Company's results of operations or financial condition.

In March 2004, Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 105 was issued, which provides guidance regarding loan commitments that are accounted for as derivative instruments under FASB No. 133 (as amended), "Accounting for Derivative Instruments and Hedging Activities". In this Bulletin, the SEC ruled that the amount of the expected servicing rights should not be included when determining the fair value of derivative interest rate lock commitments. This guidance must be applied to rate locks initiated after March 31, 2004. SAB No. 105 has had no impact on our financial condition or results of operations.

In March, 2004, the Emerging Issues Task Force (EITF) issued EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain
Investments" (EITF 03-1). EITF 03-1 provides recognition and measurement guidance regarding when impairments of equity and debt securities are considered other-than-temporary thereby requiring a charge to earnings. EITF 03-1 also requires additional annual disclosures for investments in unrealized loss positions. The additional annual disclosure requirements were previously issued

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (continued)

by the EITF in November 2003 and were effective for the year ended December 31, 2003. In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, which delays the recognition and measurement provisions of EITF 03-1 pending the issuance of further implementation guidance. EITF 03-1 and EITF 03-1-1 do not have an impact on our results of operations or financial condition.

In June 2004, the FASB released EITF 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128" (EITF 03-6). This pronouncement provides guidance on when to apply the two-class method for computing basic and diluted earnings per share for participating securities. A participating security is a security that participates in undistributed earnings with common stock regardless of whether the participation is dependent upon the occurrence of a specific event. EITF 03-6 did not impact the Company's results of operations or financial condition.

In December,  2004, the FASB issued Statement of Financial  Accounting Standards
(SFAS) No. 123 (revised 2004) "Share-based Payment" (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and generally requires that such transactions be accounted for using a fair value-based method with the resulting compensation cost recognized over the period that the employee is required to provide service in order to receive their compensation. SFAS 123R also amends SFAS No. 95, "Statement of Cash Flows," requiring the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required. The provisions of this statement are effective in the first fiscal beginning after June 15, 2005. The impact of the adoption of SFAS 123 is addressed above (see stock-based compensation) and the impact of adopting SFAS 123R is not expected to be materially different.

NOTE 2. DISCONTINUED OPERATIONS

On June 30, 2004, we closed the sale of our PGNF Home Lending Corp. ("PGNF") subsidiary effective May 31, 2004. Pursuant to the agreement, the Company exchanged the common stock of PGNF, as well as the assumption of all of PGNF's liabilities, contingent and otherwise, for 52,329,735 shares of our common stock valued at $3,140 (based upon the closing price of $0.06 on May 31, 2004) and 1,800 shares of our Series E preferred stock plus accrued dividend valued at $1,998. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," the assets and liabilities of the PGNF have been classified as discontinued operations, with its operating results in the current and prior periods reported in discontinued operations for the years ended December 31, 2004 and 2003.

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 2. DISCONTINUED OPERATIONS (continued)

A summary of the operating results of the discontinued operations for the years ended December 31, 2004 and 2003 is as follows.

                                              2004                                 2003
                                              ----                                 ----

Revenue:

      Gain on sale of loans              $                   2,160              $                 7,230

      Loan origination fees                                    551                                3,031

      Interest, dividends,
         and other income                                      546                                1,680
                                         -------------------------              -----------------------
            Total revenue                                    3,257                               11,941
                                         -------------------------              -----------------------
Expenses:

      Salaries, commissions,
         benefits, and
         stock-based
         Compensation                                        2,151                                5,914

      Loan production costs                                    310                                1,168

      General and
         administrative
         expenses                                            1,519                                2,989

      Impairment of goodwill                                 2,582                                 --

      Non-recurring expense
         (income)                                             (198)                                --

      Interest expense                                         436                                1,259

      Other (income) expense                                    (4)                                  46
                                         -------------------------              -----------------------
            Total expenses                                   6,796                               11,376
                                         -------------------------              -----------------------
(Loss) income from
   discontinued operations
   before provision for
   income taxes                                             (3,539)                                 565

Provision for income taxes                                    --                                    282
                                         --------------------------             -----------------------
(Loss) income from
   discontinued operations               $                  (3,539)             $                   283
                                         =========================              =======================


The following is a summary of the assets and liabilities of our discontinued operations as of December 31, 2003:



ASSETS:

Cash and cash equivalents                                                       $                   482

Fees receivable                                                                                      93

Mortgage loans receivable held-for-sale, net                                                     23,245

Office property and equipment, net of accumulated depreciation
   of $259                                                                                        1,021

Other notes and mortgages receivable                                                                136

Available-for-sale securities                                                                       995

Goodwill                                                                                          7,814

Prepaid and other assets                                                                            260
                                                                    -----------------------------------

Total assets of discontinued operations                             $                            34,046
                                                                    ===================================

LIABILITIES:

Warehouse lines of credit                                           $                            22,711

Notes payable                                                                                     1,581

Subordinated note payable - related party                                                           776

Accounts payable                                                                                    541

Accrued expenses - other                                                                            342

Derivative liability                                                                                203
                                                                    -----------------------------------

Total liabilities of discontinued operations                        $                            26,154
                                                                    ===================================


                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 3. GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred net losses of $5,897 for the year ended December 31, 2004, and cumulative losses of $9,861. At December 31, 2004, we had a working capital deficit of $2,064 and stockholders' deficits of $2,948. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4. OFFICE PROPERTY AND EQUIPMENT

Office property and equipment from continuing operations as of December 31, 2004 and 2003 are summarized as follows:

                                 2004                                  2003
                                 ----                                  ----

Furniture and
   fixtures       $                                20   $                                66

Office equipment                                   87                                    93
                  -----------------------------------   -----------------------------------
                                                  107                                   159

Accumulated
   depreciation                                   (43)                                  (27)
                  -----------------------------------   -----------------------------------
                  $                                64   $                               132
                  ===================================   ===================================


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
                                                         $                822

Less impairment charge (see below)                                       (822)
                                                         -----------------------

                                                         $                 --
                                                         -----------------------

Subsequent to the year ended December 31, 2004, the Company recognized an impairment charge of $822 in connection with the value of goodwill. After the impairment charge, goodwill had a remaining book value of $0 (see Note 17).


NOTE 6. OTHER ASSETS

Other assets from continuing operations at December 31, 2004 and 2003 were:

                                    2004                                2003
                                    ----                                ----

Deferred tax assets  $                    --             $                  446

Security deposits
   and other                              3                                  29
                     ------------------------            -----------------------
                     $                    3              $                  475
                     ========================            =======================

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 7. DEBT

The Company's debt as of December 31, 2004 and 2003 was as follows:


                                                                                           2004                                2003
                                                                                           ----                                ----


Revolving line of credit subject to a standstill agreement with a commercial bank secured by certain equipment and furniture of the Company bearing interest at prime rate requiring monthly principal reductions of $5 per month, through November 1, 2005 (see below)

                                                                                $           221                  $               245

Insurance  premium  finance  note  bearing an interest  rate of 8% with  monthly
   principal and interest payments of $6,  due May 1, 2005                                   24                                   20

Promissory  note to vendor  bearing  interest of 8% with monthly  principal  and
   interest payments of $4, currently past due since October 15, 2004                        24                                   --

Promissory note to shareholders of PHF  bearing interest at 4.92%, due December
   31, 2005                                                                                  25                                   25

Convertible debentures bearing interest at 15%, due December 31, 2004;
   subsequently modified to mature December 31, 2006 (See Note 16)                          379                                  379

Subordinated  note  payable to former  stockholder  bearing  interest at 5%, due
   November 30, 2005, currently in default for current payments due at December
   31, 2004 (see Note 16)                                                                   480                                   --

Subordinated note payable to former stockholder  bearing interest at 5%, due May
   31, 2008, currently in default for current payments due at December 31,
   2004 (see Note 16)                                                                     1,051                                   --
                                                                                ---------------                  -------------------
                                                                                $         2,204                  $               669
                                                                                ===============                  ===================


On September 24, 2004, the Company defaulted on its promissory note dated June 4, 2003 to Bank of America, N.A. ("BoA") being unable to repay this note in full when demanded to do so by BoA. BoA has commenced legal action against us and other guarantors of the indebtedness for repayment. On December 13, 2004, we entered into a standstill agreement with BoA whereby, for a principal reduction payment of $25 and the payment of an extension fee and BoA's legal fees, the maturity date of the note was extended to December 1, 2005, the interest rate was increased to the bank's prime rate plus 4%, and requires principal reduction payments of $5 per month through November 1, 2005.

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

Maturities of debt at December 31, 2004 are as follows:

Year Ending                                                            Amount
-----------                                                            ------

2005                                                     $                 1,253

2006                                                                         100

2007                                                                         100

2008                                                                         751
                                                         -----------------------
Total                                                    $                 2,204
                                                         =======================

NOTE 8. STOCKHOLDERS' DEFICIENCY

PREFERRED STOCK - The Company's certificate of incorporation authorizes a series of 5,000,000 shares of preferred stock with a par value of $0.0001 and with such rights, privileges and preferences, as the board of directors may determine.

On March 26, 2003, the Company's board of directors authorized the issuance of 3,000 shares of preferred stock, par value $0.0001 per share, and designated the shares as Series E Preferred Shares (the "Series E Preferred"). The stated value of each share of the Series E Preferred is $1,000 per share; has a mandatory dividend of 4% of the stated value, per annum and shall be payable on January 1st of each year and is payable in either shares of the Company's common stock or cash; has no voting rights; and is not convertible. On March 26, 2003, certain of the Company's executive officers converted certain accrued salary and benefits into 659 shares of Series E Preferred.

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

NOTE 8. STOCKHOLDERS' DEFICIENCY (continued)

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

NOTE 8. STOCKHOLDERS' DEFICIENCY (continued)

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2004, 2003 and 2002:


                                                 2004     2003     2002
                                                 ----     ----     ----

Expected life of option                           4        4        4

Dividend yield                                    0%       0%       0%

Volatility                                      136%      37%     115%
                                               3.43%   2 .89%    3.94%

Risk free interest  rate.

The weighted average fair value of options granted to employees, directors and consultants during the years ended December 31, 2004, 2003 and 2002 was as follows:


                                      2004              2003              2002
                                      ----              ----              ----

Fair value of each option granted  $     0.03      $      0.18      $       nil

Total number of options granted    22,935,000       27,609,750       38,433,000

Total fair value of all options
granted                            $      790      $     4,852      $        83

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

NOTE 8. STOCKHOLDERS' DEFICIENCY (continued)

A summary of the stock option grants outstanding as of December 31, 2004, 2003 and 2002 as well as changes during the years then ended is presented below:



                                                   NUMBER OF                     WEIGHTED
                                                    OPTIONS                       AVERAGE
                                                    --------                     EXERCISE
                                                                                   PRICE
                                                                                   -----
Outstanding at January 1, 2002                              --                                     --

Granted                                               38,433,000                $                0.19

Assumed in merger                                         18,750                $                2.12

Exercised                                                   --                                     --

Forfeited                                                   --                                     --
                                               -----------------                ---------------------

Outstanding at December 31, 2002                      38,451,750                $                0.19

Granted                                               27,609,750                $                0.47

Exercised                                                   --                                     --

Rescinded                                            (15,000,000)               $                0.26

Forfeited                                            (10,322,750)               $                0.16
                                               -----------------                ---------------------
Outstanding at December 31, 2003                      40,738,750                $                0.37

Granted                                               22,935,000                $                0.06

Exercised                                                   --                                     --

Forfeited                                            (29,262,000)               $                0.31
                                               -----------------                ---------------------
Outstanding at December 31, 2004                      34,411,750                $                0.21
                                               =================                =====================
Options exercisable at December 31, 2004              10,110,083                $                0.18
                                               =================                =====================

The following table summarizes information about stock options outstanding at December 31, 2004:

                                                          12/31/04             Options         Remaining
                                                           Options           Exercisable       Life In
Exercise Price Range                                     Outstanding         -----------         Years
--------------------                                     -----------                             -----

$0.04 - $0.05                                                13,000,000                 --          9.6

$0.09 - $0.10                                                 7,408,000            7,408,000        7.8

$0.17 - $0.26                                                 1,340,000              683,333        8.8

$0.44 - $0.45                                                12,645,000            2,000,000        8.5

$2.12 *                                                          18,750               18,750        5.8
                                                      -----------------         ------------
                                                             34,411,750           10,110,083
                                                      =================         ============

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

Minimum Operating Lease Commitments - The Company is party to a real estate lease for its Orlando location as well as leases for certain office equipment. The Company pays taxes, insurance, other operating expenses, and general maintenance for all lease arrangements. Rent expense of continuing operations for the years ended December 31, 2004 and 2003 was $163 and $128, respectively, and included facilities rent of $157 and $121, respectively. Equipment rent for the same periods totaled $6 and $7, respectively. The minimum rental commitments for the lease agreement for the Company's premises are as follows:


Year ending December 31,

      2005  $                                55

      2006                                   23
            -----------------------------------
            $                                78
            -----------------------------------

Litigation - On October 15, 2004, the Company was served with a summons on an eviction action by its landlord seeking unpaid rent and other damages of $268. The Company agrees to vacate the office space it occupied in forgiveness of unpaid rents under the lease and forfeiture of its deposit of $25. Based upon this agreement, the action was dismissed with prejudice.

On September 24, 2004, the Company defaulted on its promissory note dated June 4, 2003 to Bank of America, N.A. ("BoA") being unable to repay this note in full when demanded to do so by BoA. BoA has commenced legal action against the Company and other guarantors of the indebtedness for repayment. On December 13, 2004, the Company entered into a standstill agreement whereby, for a principal reduction payment of $25 and the payment of an extension fee and the bank's legal fees, the maturity date of the note was extended to December 1, 2005, the interest rate was increased to the bank's prime rate plus 4%, and requires principal reduction payments of $5 per month through November 1, 2005.

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

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 10. INCOME TAXES

Income tax expense (benefit) from the Company's continuing operations for the years ended December 31, 2004, 2003 and 2002 were as follows:



                              2004                   2003                  2002
                              ----                   ----                  ----
Current:
  Federal                              $---                $(809)                   $---
  State                                  42                    14                    ---
                      ---------------------- --------------------- ----------------------

                                         42                 (795)                    ---
                      ---------------------- --------------------- ----------------------

Deferred:
  Federal                               414                  (42)                    ---
  State                                 ---                   ---                    ---
                      ---------------------- --------------------- ----------------------

                                        414                  (42)                    ---
                      ---------------------- --------------------- ----------------------

                                      $ 456               $ (837)                   $---
                      ====================== ===================== ======================

 The components of the Company's net deferred tax assets as of December 31, 2004, and 2003 were as follows:

                                               2004              2003
                                         ----------------- -----------------

Deferred tax assets:

  Deferred salaries and benefits        $     735           $    756
  Operating loss carryforwards              1,462              1,234
  Reserves not currently deductible            14                 14
  Deferred organization costs                  68                103
                                         ----------------- -----------------
                                            2,279               2,107

  Deferred tax valuation allowance         (2,263)             (1,555)
  Deferred tax asset, net of valuation
  allowance                                    16                 552
                                         ----------------- -----------------
Deferred tax liabilities:
  Property and equipment                      (16)               (106)
                                         ----------------- -----------------
                                         $      -                 446
                                         ================= =================

Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with temporary differences and operating loss carryforwards will be utilized. A valuation allowance is recorded for those deferred tax assets for which it is more likely than not that the realization will not occur (see Note 17).

Through December 31, 2002, the Company was considered to be in the development stage and had incurred losses since inception. Due to the uncertainty of future taxable income during its development stage, no future tax benefits were recognized. With the acquisitions completed in 2003, the Company was no longer a development stage enterprise and deferred tax assets and liabilities were recognized for the year ended December 31, 2003. While the Company suffered losses in 2004, in management's opinion, the Company has taken steps to generate future taxable income believed to be sufficient to recognize a portion of the deferred tax assets.

Subsequent to the year ended December 31, 2004, we determined to reduce the carrying value of deferred tax assets to $0 by increasing the deferred tax valuation allowance $414 (see Note 17).

Our valuation allowance at December 31, 2004, consisted of $1,462 for net operating loss carryforwards, and $735 for deferred salaries and benefits, and $66 for other.

As of December 31, 2004, we have federal and state NOLs providing a tax effected benefit of $1,849. The NOLs expire in varying amounts in fiscal years 2022 to 2024.

The following reconciles the income tax expense computed at the federal statutory income tax rate to the provision for income taxes recorded in the income statement for the years ended December 31, 2004, 2003 and 2002:



                                             2004                  2003                  2002
                                             ----                  ----                  ----


Income tax benefit at statutory
   federal rate                                     35.0%                (35.0)%                35.0%

State and local income tax
   (benefit), net of federal benefit                 3.9%                  2.5%                  3.5%

Effect of non-deductible items                       0.1%                  3.1%                 --

Valuation allowance                                (15.0)%                (3.9)%                (38.5)%
                                       ------------------         --------------         ------------

Effective expense (benefit) rate                    24.0%                (33.3)%                  0.0%
                                       ==================         ==============         ============

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


                                                                                Year Ended December 31, 2004
                                                                            in thousands, except per share amount)
                                                                           -------------------------------------
                                                                            First     Second     Third     Fourth
                                                                           Quarter    Quarter   Quarter   Quarter
                                                                           -------    -------   -------   -------


Revenue                                                                    $   582    $   637   $   479   $    336

Total operating expenses                                                   $ 1,043    $   816   $   549   $  1,304

Interest expense                                                           $    18    $    25   $    41   $     23

Loss on disposal of segment and assets                                     $  --      $   102   $  --     $     15

Loss from continuing operations before provision for income taxes          $  (479)   $  (306   $  (111)  $ (1,462)

Net loss                                                                   $(3,352)   $  (972   $  (111   $ (1,462)

Basic and diluted loss per share                                           $ (0.03)   $ (0.01   $ (0.00   $ (0.03)

In connection with the audit of our financial statements as of and for the year ended December 31, 2003, we recognized an income tax benefit on our net operating loss. We had not recognized such a benefit in our previously reported quarterly information. In the table below, we have allocated this tax benefit to our previously reported quarterly information.


                                                                                  Year Ended December 31, 2003
                                                                                (in thousands, except per share amount)
                                                                                --------------------------------------
                                                                               First   Second     Third    Fourth
                                                                              Quarter  Quarter   Quarter  Quarter
                                                                              -------  -------   -------  -------

Revenue                                                                       $   270  $   545   $   656  $    493

Total operating expenses                                                      $   571  $ 1,072   $ 1,031  $  1,392

Interest expense                                                              $   109  $   100   $   104  $    102

Loss from continuing operations                                               $  (410  $  (627)  $  (479  $ (1,001)

Net loss                                                                      $  (932  $  (281)  $   (84  $   (109)

Basic and diluted loss per Share                                              $ (0.01  $ (0.00)  $ (0.00  $  (0.00)

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 13. SEGMENT DATA

The Company previously operated in two separate business segments: wholesale and retail. With the disposal of PGNF (See Note 2), the Company is currently operating in one business segment: retail mortgage brokering.

NOTE 14. SUPPLEMENTAL CASH FLOW INFORMATION

                                                    2004              2003             2002
                                              ----------------- ----------------- ----------------

Supplemental Cash Flow Data:
  Cash interest received                      $--               $1,649            $--
  Cash interest paid                          $--               $1,674            $--
  Income taxes paid                           $ 5               $35               $--
                                              ================= ================= ================

Non-cash investing and financing activities:
  Issuance of stock for settlement of
    obligations and payment for services
    rendered                                  $232              $--               $--
  Issuance of debentures for legal fees       $--               $--               $25
  Liabilities assumed in reverse
   acquisition                                $--               $--               $72
                                              ================= ================= ================

Acquisitions of businesses, net of cash
 acquired:
  Fair value of assets acquired               $--               $        26,931   $--
  Goodwill                                    $--               $         8,636   $--
  Liabilities assumed                         $--               $       (26,761)  $--
  Note issued                                 $--               $        (1,800)  $--
 Stock issued                                 $--               $        (7,203)  $--
                                              ----------------- ----------------- ----------------

  Cash acquired in purchases of
    businesses                                $--               $           197   $--
                                              ================= ================= ================


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

NOTE 16. SUBSEQUENT EVENTS

On January 19, 2005, the Company completed the acquisition of First Charleston Mortgage, LLC, a privately held South Carolina limited liability company ("FCM"), pursuant to the terms and conditions of a Member Purchase Agreement dated January 19, 2005 (the "Purchase Agreement") among us, FCM and all of the members of FCM. Pursuant to the Purchase Agreement, the Company acquired all of the members' interests of FCM for 4,285,714 shares of its common stock, valued at $214 based upon the closing price of $0.05 on January 19, 2005. The actual value of FCM is subject to earnout and minimum future earnings provisions as specified in the Purchase Agreement. All members also entered into non-competition agreements with the Company.

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

On February 28, 2005, certain of our former executives and current shareholders agreed in principal to convert amount currently due them into additional shares of our Series E Preferred Stock. The stated value of each share of the Series E Preferred is $1,000 per share; has a mandatory dividend of 4% of the stated value, per annum and shall be payable on January 1st of each year and is payable in either shares of the Company's common stock or cash; has no voting rights; and is not convertible.

NOTE 17. RESTATEMENT

In connection with a Comment Letter received by the Company in 2006, the Company determined that the consolidated financial statements for the year ended December 31, 2004 should be revised in light of such comment letter and changes in the Company's operational activities subsequent to December 31, 2004. As a result, the Company took an impairment charge of $822 in connection with the value of its goodwill, and adjusted its deferred tax assets through an increase in the deferred tax valuation allowance of an additional $414, leaving the carrying value of deferred tax assets at $0. Both the net loss for 2004 and stockholders' deficiency as of December 31, 2004 were increased by $1,236. Accordingly, total consolidated assets at December 31, 2004 were reduced by $1,236.

As a result, we are restating our previously issued consolidated balance sheet as of December 31, 2004, and the consolidated statements of operations, comprehensive loss, cash flows, and stockholders' deficiency for the year ended December 31, 2004, and the related footnotes thereto, principally Notes 1, 5, and 10 1, 5, and 10.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



Paragon Financial Corporation
(KNA New Market Latin America, Inc.)

/s/Aubrey Brown
--------------
Aubrey Brown, Chief Executive Officer

Dated: October 7, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                      Title                                Date
---------                                      -----                                ----

/s/Aubrey Brown                        Chief Executive Officer                   October 7, 2008
---------------
Aubtey Brown

/s/ Philip Verges                              Director                          October 7, 2008
-----------------
Philip Verges

/s/Philip J. Rauch                     Chief Financial Officer                   October 7, 2008
------------------
Philip J. Rauch

