Form 10-Q/A
period 2005-03-31
PARAGON FINANCIAL CORP
filed 2008-10-14
CIK 1089979

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                   -----------


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED March 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _____________ TO

                        Commission file number 000-27437



                          PARAGON FINANCIAL CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)




                         Delaware                        94-3227733
                         --------                        ----------
             (State or other jurisdiction of            (I.R.S. Employer
              incorporation or organization)             Identification No.)

            2207 Sawgrass Village Drive, Ponte Vedra Beach, FL 32082
            --------------------------------------------------------
              (Address of principal executive offices and zip code)

                                 (904) 285-0000
                                 --------------
              (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_| Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange
Act). Yes |_| No |X| The total number of shares of the registrant's common stock outstanding as of May 20, 2005: 86,706,250

                                EXPLANATORY NOTE

This Form 10-Q/A (the "Amendment") amends our Form 10-Q for the quarter ended March 31, 2005, which was filed with the Securities and Exchange Commission on May 23, 2005 (the "Original Filing"). We are filing this Form 10-Q/A to amend the Financial Statements and Part I, Item 2.

In connection with the filing of this Form 10-Q/A and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, we are including with this Form 10-Q/A certain currently dated certifications.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.
Table of Contents
                                      INDEX


                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements
        --------------------

        Unaudited Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004              3
        ------------------------------------------------------------------------------------------

        Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2005
        ---------------------------------------------------------------------------------------------------
        and 2004                                                                                                4
        --------

        Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005
        ---------------------------------------------------------------------------------------------------
        and 2004                                                                                                5
        --------

        Notes to the Unaudited Condensed Consolidated Financial Statements                                      6
        ------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                   17
        -------------------------------------------------------------------------------------

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                              21
        ----------------------------------------------------------

Item 4. Controls and Procedures                                                                                 22
        -----------------------

                                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                                       22
        -----------------

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                             22
        -----------------------------------------------------------

Item 3. Defaults Upon Senior Securities                                                                         22
        -------------------------------

Item 4. Submission of Matters to a Vote of Security Holders                                                     23
        ---------------------------------------------------

Item 5. Other Information                                                                                       23
        -----------------

Item 6. Exhibits and Reports on Form 8-K                                                                        23
        --------------------------------

SIGNATURE                                                                                                       24


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


             PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                    UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
          AS OF MARCH 31,  2005 AND  DECEMBER  31, 2004
                    (Dollars in thousands, except share data)

                                                                               2005             2004*
                                                                          ---------------   ---------------
                                                                                            (As Restated, Note 11)
Assets
        Current Assets:
               Cash and cash equivalents                                           $ 193             $ 135
               Fees receivable                                                        78                46
               Prepaid and other current assets                                       18                 9
                                                                          ---------------   ---------------
        Total Current Assets                                                         289               190
                                                                          ---------------   ---------------

               Office property and equipment, net of accumulated
                  depreciation of $49 and $43                                         81                64
               Goodwill                                                              180                 -
               Other assets                                                            4                 3
                                                                          ---------------   ---------------
Total Assets                                                                       $ 554             $ 257
                                                                          ===============   ===============

Liabilities and Stockholders' Deficit
        Current liabilities
               Current portion of long-term debt                                   $ 580             $ 100
               Short-term debt                                                       216               221
               Notes payable                                                          43               528
               Notes payable - related parties                                        25                25
               Convertible debentures payable                                        349               379
               Accounts payable                                                      336               371
               Stock subscription proceeds received                                    -               178
               Accrued expenses - related parties                                     62                59
               Accrued expenses - other                                              467               393
                                                                          ---------------   ---------------
        Total Current Liabilities                                                  2,078             2,254

Long-term debt:
               Liabilities to formerly related parties,
                less current portion                                                 963               951
                                                                          ---------------   ---------------
        Total Liabilities                                                          3,041             3,205
                                                                          ---------------   ---------------
Stockholders' deficit:
        Preferred stock:  Issuable in series, $0.0001 par value; 5,000,000 shares authorized: Series E, $1,000 stated value;
          659 shares issued and outstanding, respectively                              -                 -
        Common stock, $0.0001 par value; 400,000,000 shares
          authorized, 86,706,250 and 65,212,744 shares issued and outstanding
          at March 31, 2005 and December 31, 2004, respectively                        8                 6
        Additional paid-in capital                                                 7,614             6,914
        Retained deficit                                                         (10,105)           (9,861)
        Cumulative comprehensive income:
           Unearned stock-based compensation                                          (4)               (7)
                                                                          ---------------   ---------------
               Total Stockholders' deficit                                        (2,487)           (2,948)
                                                                          ---------------   ---------------
Total liabilities and stockholders' deficit                                        $ 554             $ 257
                                                                          ===============   ===============
* Derived from audited consolidated  financial statements filed in the Company's
2004 Annual Report on Form 10-K

          See Notes to Unaudited Condensed Consolidated Financial Statements.






                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                    (Dollars in thousands, except share data)



                                                                                      2005                 2004
                                                                                -----------------    -----------------
Revenue:
         Loan origination fees                                                             $ 298                $ 582
                                                                                -----------------    -----------------
Expenses:
         Salaries, commissions, benefits, and stock-based compensation                       291                  798
         Loan production costs                                                                13                    9
         General and administrative expenses                                                 190                  236
                                                                                -----------------    -----------------
                          Total expenses                                                     494                1,043
                                                                                -----------------    -----------------
Operating loss                                                                              (196)                (461)

Other income (expense)
         Interest (expense)                                                                  (48)                 (18)
                                                                                -----------------    -----------------
Loss from continuing operations                                                             (244)                (479)

Discontinued operations (Note 2):
         (Loss) income from discontinued operations before provision
             for income taxes                                                                  -               (2,873)
                                                                                -----------------    -----------------
Net Loss                                                                                  $ (244)            $ (3,352)
                                                                                =================    =================
Net Loss Per Common Share - Basic and Diluted:
         Loss from continuing operations                                                     $ -                  $ -
         (Loss) income from discontinued operations                                          $ -               $ 0.03
                                                                                -----------------    -----------------
         Basic loss per share                                                                $ -               $ 0.03
                                                                                =================    =================
Weighted average shares outstanding - basic and diluted                                   86,679              116,247
                                                                                =================    =================

              See Notes to Unaudited Condensed Consolidated Financial Statements.




                  PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                             (Dollars in thousands)


                                                                                         2005                2004
                                                                                    ----------------    ----------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
         Net loss from continuing operations                                                 $ (244)             $ (479)

Adjustments to reconcile net loss to cash provided by operating activities:
         Depreciation                                                                             6                  11
         Stock-based compensation                                                                 4                  31
         Changes in assets and liabilities:
           Increase in fees receivable                                                          (32)                (48)
           Increase in prepaids and other assets                                                 (9)                 (9)
           Increase (decrease) in accounts payable
             accrued expenses and other current liabilities                                      30                 (23)
                                                                                    ----------------    ----------------
                Cash used in operating activities of continuing operations                     (245)               (517)

CASH FLOWS USED IN INVESTING ACTIVITIES:
         Cash acquired in purchase of business                                                    6                   -
                                                                                    ----------------    ----------------
                Cash provided by investing activities of continuing operations                    6                   -

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock                                                 338                   -
         Repayments of convertible debentures                                                   (30)                  -
         Repayments of promissory notes                                                         (11)                  -
                                                                                    ----------------    ----------------
                Cash provided by financing activities of continuing operations                  297                   -

Net cash provided by discontinued operations                                                      -                 576

Increase in cash and cash equivalents                                                            58                  59

Cash and Cash Equivalents - Beginning of Period                                                 135                  70
                                                                                    ----------------    ----------------
Cash and Cash Equivalents - End of Period                                                     $ 193               $ 129
                                                                                    ================    ================


        See Notes to Unaudited Condensed Consolidated Financial Statements.

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF  PRESENTATION  - Paragon  Financial  Corporation  (the  "Company")  was
incorporated in Delaware on August 27, 1999. The unaudited condensed consolidated financial statements include the accounts of Paragon Financial Corporation and its wholly owned subsidiaries, Paragon Homefunding, Inc. and First Charleston Mortgage, L.L.C. (collectively referred to as the "Company", "we", or "us"). The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. All intercompany balances and transactions are eliminated in consolidation. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

FINANCIAL  STATEMENT   PRESENTATION  -  The  condensed   consolidated  financial
statements and notes are representations of the Company's management. The Company's management is responsible for the integrity and objectivity of these financial statements.

ACQUISITIONS - On January 19, 2005, the Company completed its acquisition of First Charleston Mortgage, L.L.C. ("FCM"). As consideration for the acquisition of 100% interest in FCM, the Company issued 4,285,714 shares of its $0.0001 par value common stock valued at $185 (or $0.043 per share). FCM has been in the business of originating residential mortgage loans since 2002. The acquisition is effective February 1, 2005 and was accounted for as an acquisition pursuant to SFAS No. 141, Accounting for Business Combinations ("SFAS 141"). Accordingly, the Company's results of operations include the operating results of FCM from the effective date of the acquisition.

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES - (continued)

The Company's unaudited condensed consolidated results of operations on a pro forma basis for the three months ended March 31, 2005 and 2004 as if it had consummated the acquisition of FCM and disposed of PGNF Home Lending Corp. (see
Note 2) on January 1, 2004 are as follows (in thousands except per share data):


                                                                                    2005        2004
                                                                                    ----        ----
Revenue                                                                           $    309    $    653

Net income                                                                        $   (255)   $   (500)

Basic and diluted loss per share                                                  $  (0.00)   $  (0.01)

Weighted  average shares  outstanding - basic and diluted                           87,584      68,203

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

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES - (continued)

As of March 31, 2005, there were stock options outstanding for the purchase of 35,211,750 shares of the Company's common stock. There were 800,000 stock options granted during the three months ended March 31, 2005.

The following table shows the pro forma net loss as if the fair value method of SFAS No. 123 had been used to account for stock-based compensation expense for the three months ended March 31, 2005 and 2004 (dollars in thousands, except per share amounts):



                                                          2005                      2004
                                                          ----                      ----
Net Loss                                        $          (244)          $        (3,352)
Stock based employee compensation
   expense determined under the fair value
   method for all awards, net of related tax
   effects                                      $           242           $           697
                                                ------------------------- --------------------------

Proforma net loss                               $          (486)          $        (4,049)

                                                ========================= ==========================
Net loss per share
   Basic and diluted, as reported               $         (0.00)          $         (0.03)

                                                ========================= ==========================
  Pro forma basic and diluted                   $         (0.01)          $         (0.03)

                                                ========================= ==========================


RECENT ACCOUNTING DEVELOPMENTS - In December 2004, the Financial Accounting Standards Board issued a revision of SFAS No. 123, Accounting for Stock-Based Compensation, which also supersedes APB 25, Accounting for Stock Issued to Employees. The revised standard eliminates the alternative to use Opinion 25's intrinsic value method of accounting and eliminates the disclosure only provisions of SFAS No. 123. The compliance date for the revised standard was extended by the Securities and Exchange Commission (the "SEC") in April 2005. The revision, as extended by the SEC, applies to all awards granted after December 31, 2005 and requires the recognition of the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards and applies to all stock options and awards granted after December 31, 2005 and requires the recognition of compensation expense in the financial statements for all share-based payment transactions subsequent to that date. The revision also requires the prospective recognition of compensation expense in the financial statements for all unvested options as of January 1, 2006. Adoption of this standard on January 1, 2006 will have a slightly negative impact on our earnings based on the pro forma data in the table above.


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



Revenue:

      Gain on sale of loans                                        $                             1,441

      Loan origination fees                                                                        306

      Interest, dividends, and other income                                                        346
                                                                   -----------------------------------
            Total revenue                                                                        2,093
                                                                   -----------------------------------
Expenses:

      Salaries, commissions, benefits, and stock-based
         compensation                                                                            1,350

      Loan production costs                                                                        199

      General and administrative expenses                                                          746

      Impairment of goodwill                                                                     2,582

      Non-recurring expense (income)                                                              (198)

      Interest expense                                                                             275

      Other (income) expense                                                                        12
                                                                   -----------------------------------
            Total expenses                                                                       4,966
                                                                   -----------------------------------
Loss from discontinued operations                                  $                            (2,873)
                                                                   ===================================

NOTE 3. GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $244 in the three months ended March 31, 2005, and cumulative losses of $10,105. At March 31, 2005, we had a working capital deficit of $1,789 and a stockholders' deficit of $2,487. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continued existence depends on a number of factors, including but not limited to, the ability to originate loans, to secure adequate sources of capital and to locate and fund acquisitions of suitable companies. However, there can be no assurance that the Company will be able to continue as a going concern.

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 4. OFFICE PROPERTY AND EQUIPMENT

Office property and equipment from continuing operations as of March 31, 2005 and December 31, 2004 are summarized as follows:

                                  2005                                 2004
                                  ----                                 ----

Furniture and
   fixtures        $                                23  $                                20

Leasehold
   improvements                                     13                                   --

Office equipment                                    94                                   87
                   -----------------------------------  -----------------------------------
                                                   130                                  107

Accumulated
   depreciation                                    (49)                                 (43)
                   -----------------------------------  -----------------------------------
                   $                                81  $                                64
                   ===================================  ===================================


Depreciation expense for the three months ended March 31, 2005 and 2004 was $6 and $11, respectively.


NOTE 5. GOODWILL

Goodwill represents the excess of the merger consideration over the fair value of the net assets of FCM on the date they were acquired. A summary of goodwill follows:


FCM - Consideration  for the merger was $186 consisting of $186 in shares of the
Company's common stock (4,285,714 shares at approximately  $0.043 per share). At the time of the  acquisition,  the estimated fair value of the net assets of FCM
was $6.                                                                               $     180
                                                                                      =========

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

NOTE 7. DEBT

The Company's debt from continuing operations as of March 31, 2005 and December 31, 2004 was as follows:


                                                             March 31,                           December 31,
                                                              2005                                 2004
                                                         --------------                       ----------------

Revolving line of credit  subject to a  standstill
   agreement  with a commercial
   bank  secured by certain  equipment  and
   furniture  of the  Company  bearing
   interest at prime rate requiring  monthly
   principal and interest payments of
   $5 per month, through November 1, 2005          $                       216       $                          221

Insurance  premium  finance  note  bearing an
   interest  rate of 8% with  monthly
   principal and interest payments of
   $6, due May 1, 2005                                                      18                                   24

Promissory  note to vendor  bearing  interest
   of 8% with monthly  principal  and
   interest payments of $4, currently past
   due since October 15, 2004                                               25                                   24

Promissory note to shareholders of PHF
   bearing interest at 4.92%, due
   December 31,2005                                                         25                                   25

Convertible debentures bearing interest
   at 15%, due December 31, 2004;
   subsequently modified to mature
   December 31, 2005                                                       349                                  379

Subordinated  note  payable to former
   stockholder  bearing  interest at 5%, due
   November 30, 2005, currently in default for
   current payments due at December 31, 2004                               480                                  480

Subordinated note payable to former stockholder
   bearing interest at 5%, due May
   31, 2008, currently in default for current
   payments due at December 31, 2004                                     1,051                                1,051
                                                   ---------------------------       ------------------------------
                                                   $                     2,164       $                        2,204
                                                   ===========================       ==============================

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

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION


                                                          2005                                 2004
                                                    --------------                       --------------
SUPPLEMENTAL CASH FLOW DATA:

Cash interest paid                         $                                44  $                              17

Income taxes paid                          $                                --  $                              --


ACQUISITIONS OF BUSINESSES, NET OF CASH
 ACQUIRED

Fair value of assets acquired              $                               210  $                              --

Liabilities assumed                                                        (24)                                --
                                           -----------------------------------  ---------------------------------
Fair value of net assets acquired          $                               186  $                              --
                                           ===================================  =================================
Stock issued                               $                               186  $                              --

Fair value of net assets acquired (other
   than goodwill)                                                           (6)                                --
                                           -----------------------------------  ---------------------------------
Goodwill                                   $                               180  $                              --
                                           ===================================  =================================
Cash acquired in purchase of business      $                                 6  $                              --
                                           ===================================  =================================


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

NOTE 11. RESTATEMENT


In connection with a Comment Letter received by the Company in 2006, the Company determined that the consolidated financial statements for the year ended December 31, 2004, should be revised in light of such comment letter and changes in the Company's operational activities subsequent to December 31, 2004. As a result, the Company took an impairment charge of $822 in connection with the value of its goodwill, and adjusted its deferred income tax assets through an increase in the deferred income tax valuation allowance of an additional $414, leaving the carrying value of deferred income tax assets at $0.

As a result, we restated our previously issued consolidated balance sheet as of December 31, 2004, and the consolidated statements of operations, comprehensive loss, cash flows, and stockholders' deficiency for the year ended December 31, 2004, and the related footnotes thereto. Accordingly, the balance sheet as of December 31, 2004, as shown on Page 3 of this Quarterly Report on Form 10-Q/A, was derived from the restated consolidated balance sheet as of December 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be reviewed in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Please refer to the section entitled "Forward-Looking Statements" on page 3 of this Form 10-Q. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed below.

Forward-Looking Statements

Certain information contained in this report may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe harbor created by that act. We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of us. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "explore," "consider," "anticipate," "intend," "could," "estimate," "annualized," "plan," or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to the risks and uncertainties associated with:

o our ability to raise capital necessary to sustain our operations and to implement our business plan,

o our ability to obtain regulatory permits and approvals to continue operating in the financial services

o    our  ability  to  identify  and  complete   acquisitions  and  successfully
     integrate the businesses we acquire,

o changes in the real estate market, interest rates, or the general economy of the markets in which we

o    our ability to employ and retain qualified management and employees,

o    changes in government regulations that are applicable to our businesses,

o general volatility of the capital markets and the maintenance of a market for our shares,

o    changes in the demand for our services,

o    the degree and nature of our competition,

o    our ability to generate sufficient cash to pay our creditors, and

o disruption in the economic and financial conditions primarily from the impact of past terrorist attacks upon the United State, threats of future attacks, police and military activities overseas, and other disruptive worldwide political events.

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

Loan Originations
-----------------

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

Loan Origination Fees
---------------------

Origination fees are comprised of points and other fees charged on mortgage loans originated by our loan officers and brokered through other banks and financial institutions. Points and fees are primarily a function of the volume of mortgage loans originated by our loan officers.

Loan Production Costs
---------------------

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

Operating Expenses

Salaries, commissions and benefits. Salaries, commissions and benefits decreased $507, or 63.5%, to $291 for the three months ended March 31, 2005 compared to $798 for the three months ended March 31, 2004. This decrease was due primarily to the reduction in our corporate officers' salaries in the three months ended March 31, 2005 compared to the three months ended March 31, 2004 as well as a reduction in commissions paid to our loan officers due to the fewer number of mortgage loans originated in the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

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

Net loss. The net loss decreased $3,108, or 92.7%, to $244 for the three months ended March 31, 2005 compared to $3,352 for the three months ended March 31, 2004. This decrease was primarily due to the factors discussed above.

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

At March 31, 2005, we had cash and cash equivalents of approximately $193 and fees receivable of $78 with which to satisfy our on-going mortgage and corporate operation's current liabilities of $2,078. We continue seeking way to improve our liquidity to a level sufficient to accomplish our goals for 2005. We continue implementing our liquidity improvement plan that includes: reducing our corporate operating expenses, raising additional equity capital, seeking to acquire profitable mortgage brokering operations producing positive cash flow, renegotiating the terms of our existing indebtedness with major creditors to defer material principal payments into the future.

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

Accrued expenses - related parties. On February 28, 2005, certain of our former executives and current shareholders agreed in principal to convert amount currently due them into additional shares of our Series E Preferred Stock. The stated value of each share of the Series E Preferred is $1,000 per share; has a mandatory dividend of 4% of the stated value, per annum and shall be payable on January 1st of each year and is payable in either shares of the Company's common stock or cash; has no voting rights; and is not convertible.

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



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Part I, Footnote 8 - Commitments and Contingencies for a discussion of our ongoing litigation. In addition to the specific items discussed therein, from time to time, we become involved in a variety of mortgage lending related claims and other matters incidental to its business in addition to the matters described above. In our opinion, the resolution of any of these matters is not expected to have a material adverse effect on our consolidated financial position and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 19, 2005, the Company completed its acquisition of First Charleston Mortgage, L.L.C. ("FCM"). As consideration for the acquisition, the Company issued 4,285,714 shares of its $0.0001 par value common stock valued at $185 (or $0.043 per share). FCM has been in the business of originating residential mortgage loans since 2002.

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

Item 3. Defaults Upon Senior Securities.

As we disclosed in Part I, Footnote 8 - Commitments and Contingencies, we are in default of under certain of our promissory notes with our creditors. As explained therein, we are attempting to negotiate extensions and other forbearance with these creditors.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits: The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.


Exhibit
Number             Description
------             -----------


31.1 Certification of Principal Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 10, 2008*

31.2 Certification of Principal Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 10, 2008*

32.1 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated
         October 10, 2008*

32.2 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated
         October 10, 2008*


 *    Filed herewith

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


PARAGON FINANCIAL CORPORATION

BY:  /s/ Philip J. Rauch
     -------------------
     Philip J. Rauch
     Chief Financial Officer
Dated: October 10, 2008