Form 10-Q/A
period 2005-06-30
PARAGON FINANCIAL CORP
filed 2008-10-14
CIK 1089979

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X| The total number of shares of the registrant's common stock outstanding as of August 12, 2005:
86,706,250

                                EXPLANATORY NOTE

This Form 10-Q/A (the "Amendment") amends our Form 10-Q for the quarter ended June 30, 2005, which was filed with the Securities and Exchange Commission on August 16, 2005 (the "Original Filing"). We are filing this Form 10-Q/A to amend the Financial Statements.

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

Table of Contents

                                      INDEX

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
        --------------------
        Unaudited Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004                 3
        -----------------------------------------------------------------------------------------

        Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30,
        -----------------------------------------------------------------------------------------------------
        2005 and 2004                                                                                             4
        -------------

        Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and
        ----------------------------------------------------------------------------------------------------
        2004                                                                                                      5
        ----

        Notes to the Unaudited Condensed Consolidated Financial Statements                                        6
        ------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                     17
        -------------------------------------------------------------------------------------

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                23
        ----------------------------------------------------------

Item 4. Controls and Procedures                                                                                   24
        -----------------------

                                         PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                                         24
        -----------------

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                                               24
        -----------------------------------------------------------

Item 3. Defaults Upon Senior Securities                                                                           24
        -------------------------------

Item 4. Submission of Matters to a Vote of Security Holders                                                       24
        ---------------------------------------------------

Item 5. Other Information                                                                                         24
        -----------------

Item 6. Exhibits and Reports on Form 8-K                                                                          25
        --------------------------------

SIGNATURE                                                                                                         26

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.


                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
               UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2005 AND DECEMBER 31, 2004
                   (Dollars in thousands, except share data)

                                                                                   2005              2004*
                                                                              ---------------   ----------------
                                                                                                (As Restated, Note 11)
Assets
        Current Assets:
               Cash and cash equivalents                                               $ 100              $ 135
               Fees receivable                                                            66                 46
               Prepaid and other current assets                                            1                  9
                                                                              ---------------   ----------------
        Total Current Assets                                                             167                190
                                                                              ---------------   ----------------

               Office property and equipment, net of accumulated
                  depreciation of $56 and $43                                             83                 64
               Goodwill                                                                  170                  -
               Other assets                                                                5                  3
                                                                              ---------------   ----------------
Total Assets                                                                           $ 425              $ 257
                                                                              ===============   ================

Liabilities and Stockholders' Deficit
        Current liabilities
               Current portion of long-term debt                                       $ 580              $ 100
               Short-term debt                                                           205                221
               Notes payable                                                              25                528
               Notes payable - related parties                                            25                 25
               Convertible debentures payable                                            349                379
               Accounts payable                                                          399                371
               Stock subscription proceeds received                                        -                178
               Income taxes payable                                                       10                 10
               Accrued expenses - related parties                                         59                 59
               Accrued expenses - other                                                  464                383
                                                                              ---------------   ----------------
        Total Current Liabilities                                                      2,116              2,254

Long-term debt:
               Liabilities to formerly related parties, less current portion             951                951
                                                                              ---------------   ----------------
        Total Liabilities                                                              3,067              3,205
                                                                              ---------------   ----------------
Stockholders' deficit:
        Preferred stock:  Issuable in series, $0.0001 par value; 5,000,000 shares authorized: Series E, $1,000 stated value;
          659 shares issued and outstanding, respectively                                  -                  -
        Common stock, $0.0001 par value; 400,000,000 shares
          authorized, 86,706,250 and 65,212,744 shares issued and outstanding
          at June 30, 2005 and December 31, 2004, respectively                             8                  6
        Additional paid-in capital                                                     7,614              6,914
        Retained deficit                                                             (10,264)            (9,861)
        Cumulative comprehensive income:
           Unearned stock-based compensation                                               -                 (7)
                                                                              ---------------   ----------------
               Total Stockholders' deficit                                            (2,642)            (2,948)
                                                                              ---------------   ----------------
Total liabilities and stockholders' deficit                                            $ 425              $ 257
                                                                              ===============   ================

* Derived from audited consolidated  financial statements filed in the Company's
2004 Annual Report on Form 10-K

            See Notes to Unaudited Condensed Consolidated Financial Statements.

                                      3





                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                    (Dollars in thousands, except share data)


                                                               Three Months Ended                       Six Months Ended
                                                            2005                2004                2005                2004
                                                       ----------------    ----------------    ----------------   -----------------
Revenue:
      Loan origination fees                                      $ 482               $ 637               $ 780             $ 1,219
                                                       ----------------    ----------------    ----------------   -----------------
Expenses:
      Salaries, commissions, benefits,
      and stock-based compensation                                 341                 571                 632               1,369
      Loan production costs                                          4                  38                  17                  47
      General and administrative expenses                          250                 207                 440                 443
                                                       ----------------    ----------------    ----------------   -----------------
           Total expenses                                          595                 816               1,089               1,859
                                                       ----------------    ----------------    ----------------   -----------------
Operating loss                                                    (113)               (179)               (309)               (640)

Other income (expense)
      Interest (expense)                                           (46)                (25)                (94)                (43)
      Loss on disposal of segment                                    -                (102)                  -                (102)
                                                       ----------------    ----------------    ----------------   -----------------
Loss from continuing operations                                   (159)               (306)               (403)               (785)

Discontinued operations (Note 2):
      (Loss) income from discontinued operations
           before provision for income taxes                         -                (666)                  -              (3,538)
                                                       ----------------    ----------------    ----------------   -----------------
Net Loss                                                        $ (159)             $ (972)             $ (403)           $ (4,323)
                                                       ================    ================    ================   =================
Net Loss Per Common Share - Basic and Diluted:
      Loss from continuing operations                              $ -                 $ -                 $ -             $ (0.01)
      (Loss) income from discontinued operations                   $ -             $ (0.01)                $ -             $ (0.03)
                                                       ----------------    ----------------    ----------------   -----------------
      Basic loss per share                                         $ -             $ (0.01)                $ -             $ (0.04)
                                                       ================    ================    ================   =================
Weighted average shares outstanding
      - basic and diluted                                       86,706              99,037              80,613             107,642
                                                       ================    ================    ================   =================


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                                      4


                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                             (Dollars in thousands)


                                                                                       2005                2004
                                                                                 -----------------    ----------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
         Net loss from continuing operations                                               $ (403)             $ (785)

Adjustments to reconcile  net loss to cash  provided by operating  activities of continuing operations:
         Depreciation                                                                          13                  22
         Loss on disposal of segment                                                            -                 102
         Stock-based compensation                                                               7                  52
         Changes in assets and liabilities:
           Increase in fees receivable                                                        (20)                 (4)
           Decrease in prepaids and other assets                                                6                  16
           Increase in accounts payable
             accrued expenses and other current liabilities                                    92                  45
                                                                                 -----------------    ----------------
                 Cash used in continuing operating activities                               (305)               (552)

CASH FLOWS USED IN INVESTING ACTIVITIES:
         Purchases of property and equipment                                                   (5)                 (2)
         Cash acquired in purchase of business                                                  6                   -
         Proceeds from the sale of websites                                                     -                  30
                                                                                 -----------------    ----------------
                 Cash provided by investing activities of
                         continuing operations                                                  1                  28

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock                                               338                   -
         Repayments of convertible debentures                                                 (30)                  -
         Repayments of promissory notes                                                       (39)                (20)
                                                                                 -----------------     ---------------
                 Cash provided (used) by financing activities of
                         continuing operations                                                269                 (20)

Net cash provided by discontinued operations                                                    -                 626

(Decrease) increase in cash and cash equivalents                                              (35)                 82

Cash and Cash Equivalents - Beginning of Period                                               135                  70
                                                                                 -----------------    ----------------

Cash and Cash Equivalents - End of Period                                                   $ 100               $ 152
                                                                                 =================    ================


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

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES - (continued)

PGNF Home Lending Corp. (see Note 2) on January 1, 2004 are as follows:


                                                                                    2005        2004
                                                                                  -------     -------

Revenue                                                                           $    791    $  1,290

Net loss                                                                          $   (414)   $   (806)

Basic and diluted loss per share                                                  $  (0.00)   $  (0.01)

Weighted  average shares  outstanding - basic and diluted                           81,518      68,203


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

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES - (continued)

As of June 30, 2005, there were stock options outstanding for the purchase of 36,961,750 shares of the Company's common stock. There were 1,750,000 and 2,550,000 stock options granted during the three and six months ended June 30, 2005, respectively.

The following table shows the pro forma net loss as if the fair value method of SFAS No. 123 had been used to account for stock-based compensation expense for the six months ended June 30, 2005 and 2004 (dollars in thousands, except per share amounts):


                                             2005                                 2004
                                       -------------                         ------------

Net loss                      $                              (403) $                              (785)

Stock-based employee
   compensation expense
   determined under fair
   value method for all
   awards, net of related
   tax effects                                                249                                  797
                              -----------------------------------  -----------------------------------

Pro forma net loss            $                              (652) $                            (1,582)
                              ===================================  ====================================
Net loss per share:

      Basic and diluted, as
         reported             $                             (0.00) $                             (0.03)
                              ==================================== ====================================

      Pro forma basic and
         diluted              $                             (0.01) $                             (0.03)
                              ==================================== ====================================

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements- An Amendment of APB Opinion No. 28 . SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement in APB Opinion No. 20 to

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES - (continued)

include the cumulative effect changes in accounting principle in the income statement in the period of change. Instead, to enhance comparability of prior period financial statements, SFAS 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period specific effects of applying the change. Although retrospective application is similar to restating prior periods, SFAS 154 gives the treatment a new name to differentiate it from restatement for correction of an error. Only direct effects of the change will be included in the retrospective application; all indirect effects will be recognized in the period of change. If it is impracticable to determine the cumulative effect for all periods, the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS 154 was issued. The changes required by SFAS 154 are not expected to have a material impact on the financial condition, results of operations, or liquidity of the Company.

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



                                                                       Period ended
                                                                       June 30, 2004
                                                                     ----------------
                                                        Three                                  Six
                                                        Months                               Months
                                                  ------------------                  ------------------
Revenue:

      Gain on sale of loans              $                                508  $                             1,949

      Loan origination fees                                               245                                  551

      Interest, dividends, and other
         income                                                           200                                  546
                                         ------------------------------------  -----------------------------------
            Total revenue                                                 953                                3,046
                                         ------------------------------------  -----------------------------------
Expenses:

      Salaries, commissions, benefits,
         and stock-based compensation                                     801                                2,151

      Loan production costs                                               110                                  309


      General and administrative
         expenses                                                         561                                1,306

      Impairment of goodwill                                             --                                  2,582

      Non-recurring expense (income)                                     --                                   (198)

      Interest expense                                                    162                                  436

      Other (income) expense                                              (15)                                  (2)
                                         ------------------------------------  -----------------------------------
            Total expenses                                              1,619                                6,584
                                         ------------------------------------  -----------------------------------
Loss from continuing operations          $                              (666)  $                            (3,538)
                                         ------------------------------------  -----------------------------------


NOTE 3. GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, we incurred a net loss of $159 and $403 in the three and six months ended June 30, 2005, respectively, and has incurred cumulative losses of $10,264. At June 30, 2005, we had a working capital deficit of $1,949 and a stockholders' deficit of $2,642. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continued existence depends on a number of factors, including but not limited to, the ability to originate loans and improve the operating results of our existing subsidiaries, to secure adequate sources of capital and to locate and fund acquisitions of suitable companies. However, there can be no assurance that the Company will be successful in these endeavors or able to continue as a going concern.

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 4. OFFICE PROPERTY AND EQUIPMENT

Office property and equipment from continuing operations as of June 30, 2005 and December 31, 2004 are summarized as follows:

                                  2005                                 2004
                            ----------------                     --------------
Furniture and
   fixtures        $                                25  $                                20

Leasehold
   improvements                                     13                                   --

Office equipment                                   101                                   87
                   -----------------------------------  -----------------------------------
                                                   139                                  107

Accumulated
   depreciation                                    (56)                                 (43)
                   -----------------------------------  ------------------------------------
                   $                                83  $                                64
                   ===================================  ====================================

Depreciation expense for the six months ended June 30, 2005 and 2004 was $13 and $22, respectively.

NOTE 5. GOODWILL

Goodwill represents the excess of the merger consideration over the fair value of the net assets of FCM on the date they were acquired. A summary of goodwill follows:



FCM -  Consideration  for the  merger was $185  consisting  of $185 in shares of
theCompany's common stock (4,285,714 shares at approximately  $0.043 per share).
At the time of the  acquisition,  the estimated  fair value of the net assets of
FCM was $15.                                                                     $   170
                                                                                 =======

NOTE 6. SEGMENT DATA

The Company previously operated in two separate business segments: wholesale and retail. With the disposal of PGNF (Note 2), the Company operates in one business segment: retail mortgage brokering.

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 7. DEBT

The Company's debt from continuing operations as of June 30, 2005 and December 31, 2004 was as follows:


                                               2005                                2004
                                         --------------                        ------------
Revolving line of credit
   subject to a standstill
   agreement with a commercial
   bank secured by certain
   equipment and furniture of
   the Company bearing
   interest at prime rate
   requiring monthly principal
   and interest payments of
   $5, due November 1, 2005          $                          200         $                      221
Insurance premium finance note
   bearing an interest rate of
   8% with monthly principal and
   interest payments of $6, due
   May 1, 2005                                                   --                                  24
Promissory note to vendor
   bearing interest of 8% with
   monthly principal and
   interest payments of $4                                       25                                  24
Promissory note to
   shareholders of PHF bearing
   interest at 4.92%, due
   December 31, 2005                                             25                                  25

Promissory note to former
   members of FCM                                                 5                                  --
Convertible debentures bearing
   interest at 10% due
   December 31, 2006,
   currently in default                                         349                                 379
Subordinated note payable to
   former stockholder bearing
   interest at 5%, due
   November 30, 2005,
   currently in default for
   payments due at
    December 31, 2004                                           480                                 480
Subordinated note payable to
   former stockholder bearing
   interest at 5%, due
   May  31, 2008, currently
   in default                                                 1,051                               1,051
                                ----------------------------------- -----------------------------------
                                  $                           2,135    $                          2,204
                                =================================== ===================================

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

Supervisory Regulation - The Company's mortgage brokering business is subject to the rules and regulations of the Department of Housing and Urban Development ("HUD") and various state and federal agencies with respect to originating, processing, and selling mortgage loans as a nonsupervised correspondent lender. Those rules and regulations require, among other things, that the Company's subsidiary, PHF, maintain a minimum net worth of $63 each, plus $25 for each branch office. As of June 30, 2005, PHF was in compliance with these requirements. The Company currently does not service loans for other investors or federal agencies.

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

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION


                                                                 2005                 2004
                                                               -------             --------

SUPPLEMENTAL CASH FLOW DATA:
---------------------------

Cash interest paid                                             $  31            $             29

Income taxes paid                                              $  --            $             --

                                                                                     2005
                                                                                   ---------

ACQUISITIONS OF BUSINESSES, NET OF CASH ACQUIRED:
------------------------------------------------


Fair value of assets acquired                                                   $            203

Liabilities assumed                                                                          (18)
                                                                                ----------------
Fair value of assets acquired                                                                185
                                                                                ----------------
Stock issued                                                                                 185

Fair value of assets acquired (other than goodwill)                                          (15)
                                                                                ----------------
Goodwill                                                                        $            170
                                                                                ----------------
Cash acquired in purchase of business                                           $              6
                                                                                ----------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be reviewed in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Please refer to the section entitled "Forward-Looking Statements" on page 3 of this Form 10-Q. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under the section entitled "Risk Factors That May Affect Future Results" and elsewhere in this report.

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

Goodwill and Impairment
-----------------------

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

Results of  Operations  Three  Months  Ended June 30, 2005  Compared  with Three
--------------------------------------------------------------------------------
Months Ended June 30, 2004
--------------------------

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

Revenues
--------

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

Operating Expenses
------------------

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

At June 30, 2005, we had cash and cash equivalents of approximately $100 and fees receivable of $66 with which to satisfy our on-going mortgage and corporate operations' current liabilities of $2,116. We continue seeking ways to improve our liquidity to a level sufficient to accomplish our goals for 2005 and continue as a going concern.

While the performance of our operating subsidiaries improved in the three month period ended June 30, 2005 as compared to the three month period ended March 31, 2005, their performance was below expectation for the six months ended June 30, 2005. Due to this poor operating performance, as well as the costs associated with our being publicly traded, we are experiencing difficulty in meeting the liquidity requirements of our corporate operations as well as servicing its existing obligations. Unless our subsidiaries' operating performance improves, or we are able to acquire other profitable financial services operations, we will be required to raise additional equity capital the terms of which might be substantially dilutive to our existing shareholders. We continue reviewing our corporate operating expenses, seeking to acquire profitable financial services operations producing positive cash flow, and renegotiating the terms of our existing indebtedness with major creditors, but there can be no assurances that we will be able to secure the additional capital, reduce our corporate operating expenses, renegotiate the terms of our existing indebtedness, or acquire profitable financial services operations required to continue funding our corporate operations and continue as a going concern.

Below is a summary of our actions to date attempting to restructure our debt.

Short-term debt. On June 4, 2003, we entered into a revolving line of credit with a commercial bank in the amount of $250,000. This revolving line of credit had an interest rate of prime, is secured by a general lien on our assets, and is guaranteed by our current and former subsidiaries. The commercial bank demanded repayment of this credit facility on September 13, 2004. We were not able to meet this demand, and, as discussed elsewhere, we entered into a standstill agreement with this bank whereby the maturity date of the note was extended to December 1, 2005, the interest rate increased from the bank's prime rate to its prime rate plus 4%, and required principal reduction payments of $5 per month through November 1, 2005.

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

Tabular Disclosure of Contractual Obligations

The following table presents our contractual obligations as of June 30, 2005:

                                                             Payment Due By Period
                                                             ---------------------

                                  Total            Less than One Year        1 to 3 Years           3 to 5 Years
                                  -----            ------------------        ------------           ------------
Subordinated debt due
formerly related party                   $1,531                   $ 580                   $951                   $---
Convertible debentures                    $ 349                   $ 349                 $-----                   $---
Short-term debentures                     $ 205                   $ 205                 $-----                   $---
Promissory notes                          $ 185                   $ 185                 $-----                   $---
Notes due related                         $  25                   $  25                 $-----                   $---
Operating leases                          $ 125                   $  52                   $ 73                   $---

                          ---------------------- ----------------------- ---------------------- ----------------------
The fair value of our
contractual obligations
approximate the
carrying value                           $2,420                  $1,396                $ 1,024                   $---
                          ====================== ======================= ====================== ======================


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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

As we disclosed in Part I, Footnote 8 - Commitments and Contingencies, we are in default under certain of our promissory notes with our creditors. As explained therein, we are attempting to negotiate extensions and other forbearance with these creditors.

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

In connection with such election, the stockholders voted as follows:

                                                                      FOR         WITHHELD
                                                                  -----------     ----------

Paul K. Danner                                                     46,718,406          3,959
George O. Deehan                                                   46,719,419          2,946
Charles D. Van Sickle                                              46,720,691          1,674
Stephen Croskrey                                                   46,718,397          3,968

Item 5. Other Information.

On August 14, 2005, George O. Deehan resigned from our Board of Directors. Mr. Deehan had recently been named as the chief operating officer of Sunset Financial Resources ("SFR"), a publicly traded real estate investment trust located in Jacksonville, Florida. SFR's board determined that Mr. Deehan's capacity as director of Paragon was in conflict with his acting as an officer of SFR.

There were no disagreements with Paragon, executive officers, or members of Paragon's board of directors on any matter relating to Paragon's operations, policies or practices.

Mr. Deehan has been furnished with a copy of this statement.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits: The following exhibits are hereby filed as part of this Quarterly Report on Form 10-Q.


Exhibit   Description
Number
------   ------------




31.1 Certification of Principal Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 10, 2008*

31.2 Certification of Principal Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 10, 2008*

32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 10, 2008*

32.2 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated October 10, 2008*


*     Filed herewith

(b) Reports of Forms 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PARAGON FINANCIAL CORPORATION
(KNA NEW MARKET LATIN AMERICA, INC.)

BY: PHILIP J. RAUCH
-------------------
/s/ PHILIP J. RAUCH


Date: October 10, 2008