Form 10-Q/A
period 2005-09-30
PARAGON FINANCIAL CORP
filed 2008-10-14
CIK 1089979

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes |_| No |_| The total number of shares of the registrant's common stock outstanding as of November 15, 2005: 88,006,250


Table of Contents

                                      INDEX


                                          PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
           Unaudited Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004       3
           ----------------------------------------------------------------------------------------------

           Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended        4
           ----------------------------------------------------------------------------------------------
           September 30, 2005 and 2004

           Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30,    5
           --------------------------------------------------------------------------------------------------
           2005 and 2004
           -------------

           Notes to the Unaudited Condensed Consolidated Financial Statements                                   6
           ------------------------------------------------------------------

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                18
           -------------------------------------------------------------------------------------

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                           23
           ----------------------------------------------------------

Item 4.    Controls and Procedures                                                                              25
           -----------------------

                                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                    25
           -----------------

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                          25
           -----------------------------------------------------------

Item 3.    Defaults Upon Senior Securities                                                                      25
           -------------------------------

Item 4.    Submission of Matters to a Vote of Security Holders                                                  25
           ---------------------------------------------------

Item 5.    Other Information                                                                                    25
           -----------------

Item 6.    Exhibits and Reports on Form 8-K                                                                     25
           --------------------------------

SIGNATURE                                                                                                       26

                                EXPLANATORY NOTE

This Form 10-Q/A (the "Amendment") amends our Form 10-Q for the quarter ended September 30, 2005, which was filed with the Securities and Exchange Commission on November 21, 2005 (the "Original Filing"). We are filing this Form 10-Q/A to amend the Financial Statements.

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004
                   (Dollars in thousands, except share data)

                                                                                   2005              2004*
                                                                              ---------------   ----------------
                                                                                                (As restated, Note 11)
Assets
        Current Assets:
               Cash and cash equivalents                                               $ 130              $ 135
               Fees receivable                                                            67                 46
               Prepaid and other current assets                                            6                  9
                                                                              ---------------   ----------------
        Total Current Assets                                                             203                190
                                                                              ---------------   ----------------

               Office property and equipment, net of accumulated
                  depreciation of $64 and $43                                             78                 64
               Goodwill                                                                  171                  -
               Other assets                                                                5                  3
                                                                              ---------------   ----------------
Total Assets                                                                           $ 457              $ 257
                                                                              ===============   ================

Liabilities and Stockholders' Deficit
        Current liabilities
               Liabilities to formerly related party                                 $ 1,531              $ 580
               Short-term debt                                                           186                221
               Notes payable                                                              26                 48
               Notes payable - related parties                                            33                 25
               Convertible notes payable                                                   -                379
               Accounts payable                                                          383                371
               Stock subscription proceeds received                                        -                178
               Accrued expenses - related parties                                         59                 59
               Accrued expenses - other                                                  604                393
                                                                              ---------------   ----------------
        Total Current Liabilities                                                      2,822              2,254

Long-term debt:
               Liabilities to formerly related parties, less current portion               -                951
               Convertible debentures                                                    455                  -
                                                                              ---------------   ----------------
        Total Liabilities                                                              3,277              3,205
                                                                              ---------------   ----------------
Stockholders' deficit:
        Preferred stock:  Issuable in series, $0.0001 par value; 5,000,000 shares authorized: Series E, $1,000 stated value;
          659 shares issued and outstanding, respectively                                  -                  -
        Common stock, $0.0001 par value; 400,000,000 shares
          authorized, 86,006,250 and 65,212,744 shares issued and outstanding
          at September 30, 2005 and December 31, 2004, respectively                        8                  6
        Additional paid-in capital                                                     7,697              6,914
        Retained deficit                                                             (10,464)            (9,861)
        Cumulative comprehensive income:
          Unearned stock-based compensation                                              (61)                (7)
                                                                              ---------------   ----------------
               Total Stockholders' deficit                                            (2,820)            (2,948)
                                                                              ---------------   ----------------
Total liabilities and stockholders' deficit                                            $ 457              $ 257
                                                                              ===============   ================
* Derived from audited consolidated  financial statements filed in the Company's
2004 Annual Report on Form 10-K

            See Notes to Unaudited Condensed Consolidated Financial Statements.




                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                    (Dollars in thousands, except share data)


                                                                  Three Months Ended                   Nine Months Ended
                                                                2005              2004              2005              2004
                                                            --------------    --------------    --------------    --------------
Revenue:
      Loan origination fees                                         $ 689             $ 479           $ 1,469           $ 1,698
                                                            --------------    --------------    --------------    --------------
Expenses:
      Salaries, commissions, benefits,
       and stock-based compensation                                   495               407             1,127             1,776
      Loan production costs                                            14                 7                31                54
      General and administrative expenses                             331               135               771               578
                                                            --------------    --------------    --------------    --------------
           Total expenses                                             840               549             1,929             2,408
                                                            --------------    --------------    --------------    --------------
Operating loss                                                       (151)              (70)             (460)             (710)

Other income (expense)
      Interest (expense)                                              (49)              (41)             (143)              (84)
      Loss on disposal of segment                                       -                 -                 -                 -
                                                            --------------    --------------    --------------    --------------
Loss from continuing operations                                      (200)             (111)             (603)             (794)

Discontinued operations (Note 2):
      (Loss) income from discontinued operations
          before provision for income taxes                             -                 -                 -            (3,640)
                                                            --------------    --------------    --------------    --------------
Net Loss                                                           $ (200)           $ (111)           $ (603)         $ (4,434)
                                                            ==============    ==============    ==============    ==============
Net Loss Per Common Share - Basic and Diluted:
      Loss from continuing operations                                 $ -               $ -           $ (0.01)          $ (0.01)
      (Loss) income from discontinued operations                      $ -               $ -               $ -           $ (0.04)
                                                            --------------    --------------    --------------    --------------
      Basic loss per share                                            $ -               $ -           $ (0.01)          $ (0.05)
                                                            ==============    ==============    ==============    ==============
Weighted average shares outstanding -
     basic and diluted                                             86,759            64,044            82,683            93,000
                                                            ==============    ==============    ==============    ==============

            See Notes to Unaudited Condensed Consolidated Financial Statements.

                                      4



                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                             (Dollars in thousands)


                                                                                       2005                2004
                                                                                 -----------------    ----------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
         Net loss from continuing operations                                               $ (603)             $ (794)

Adjustments to reconcile  net loss to cash  provided by operating  activities of continuing operations:
         Depreciation                                                                          21                  33
         Loss on disposal of segment                                                           11                  57
         Non-cash interest expense for beneficial conversion feature                            9                   -
         Changes in assets and liabilities:
           Increase in fees receivable                                                        (21)                (27)
           Increase in prepaids and other assets                                                -                   4
           Increase (decrease) in accounts payable
             accrued expenses and other current liabilities                                   206                  78
                                                                                 -----------------    ----------------
                 Cash used in operating activities
                   from continuing operations                                                (377)               (649)

CASH FLOWS USED IN INVESTING ACTIVITIES:
         Purchases of property and equipment                                                   (8)                 (4)
         Cash acquired in purchase of business                                                  6                   -
         Proceeds from the sale of websites                                                     -                  30
                                                                                 -----------------    ----------------
                 Cash (used) provided by investing activities
                    from continuing operations                                                 (2)                 26

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock                                               338                   -
         Proceeds from the issuance of warrants                                                 9                   -
         Proceeds from the issuance of debentures                                             106
         Repayments of convertible debentures                                                 (30)                  -
         (Repayments of) proceeds from  promissory notes                                      (49)                 23
                                                                                 -----------------    ----------------
                 Cash provided by financing activities of
                   continuing operations                                                      374                  23

Net cash provided by discontinued operations                                                    -                 626

(Decrease) increase in cash and cash equivalents                                               (5)                 26

Cash and Cash Equivalents - Beginning of Period                                               135                  70
                                                                                 -----------------    ----------------
Cash and Cash Equivalents - End of Period                                                   $ 130                $ 96
                                                                                 =================    ================


       See Notes to Unaudited Condensed Consolidated Financial Statements.

                                      5

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

RECLASSIFICATIONS - Certain reclassifications have been made to our previously issued financial statements to conform to the current period's presentation. As of December 31, 2004, certain amounts due to formerly related party have been reclassified from current portion of long-term debt ($100) and notes payable ($580) and included under the caption "Liabilities to formerly related party." In addition, we reclassified the loss on the disposal of PGNF as a part of the loss from discontinued operations (see footnote 2 "Discontinued Operations"). In our Form 10-Q for the nine months ended September 30, 2004, we reported this amount as part of our loss from continuing operations.

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

NOTE 1. PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES - (continued)

The Company's unaudited condensed consolidated results of operations on a pro forma basis for the nine months ended September 30, 2005 and 2004 as if it had consummated the acquisition of FCM and disposed of PGNF Home Lending Corp. (see
Note 2) on January 1, 2004 are as follows (in thousands except per share data):



                                                                        2005         2004
                                                                      -------      -------
Revenue                                                               $  1,480     $  1,769

Net loss                                                              $   (614)    $   (815)

Basic and diluted loss per share                                      $  (0.01)    $  (0.01)

Weighted average shares outstanding - basic and diluted                 82,982       68,256


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


                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 2. DISCONTINUED OPERATIONS - (continued)



Revenues:

      Gain on sale of loans                                                    $                             1,949

      Loan origination fees                                                                                    551

      Interest, dividends, and other income                                                                    546
                                                                               -----------------------------------

            Total revenue                                                                                    3,046
                                                                               -----------------------------------
Expenses:

      Salaries, commissions, benefits, and stock-based compensation                                          2,151

      Loan production costs                                                                                    309

      General and administrative expenses                                                                    1,306

      Impairment of goodwill                                                                                 2,582

      Non-recurring expense (income)                                                                          (198)

      Interest expense                                                                                         436

      Other (income) expense                                                                                    (2)
                                                                               -----------------------------------
            Total expenses                                                                                   6,584


Loss on disposal of segment                                                                                    102
                                                                               -----------------------------------
            Total expenses and loss on disposal of segment                                                   6,686
                                                                               -----------------------------------
Loss from discontinued operations                                              $                            (3,640)
                                                                               ===================================

NOTE 3. GOING CONCERN

As shown in the accompanying unaudited condensed consolidated financial statements, we incurred a net loss of $200 and $603 in the three and nine months ended September 30, 2005, respectively, and have incurred cumulative losses of $10,464. At September 30, 2005, we had a working capital deficit of $2,619 and a stockholders' deficit of $2,820. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continued existence depends on a number of factors, including but not limited to, the ability to originate loans and improve the operating results of our existing subsidiaries, to secure adequate sources of capital and to locate and fund acquisitions of suitable companies. However, there can be no assurance that we will be successful in these endeavors or able to continue as a going concern.

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 4. OFFICE PROPERTY AND EQUIPMENT

Office property and equipment from continuing operations as of September 30, 2005 and December 31, 2004 are summarized as follows:

                                  2005                                 2004
                            --------------                       --------------
Furniture and
   fixtures        $                                25  $                                20

Leasehold
   improvements                                     13                                   --

Office equipment                                   104                                   87
                   -----------------------------------  -----------------------------------
                                                   142                                  107

Accumulated
   depreciation                                    (64)                                 (43)
                   -----------------------------------  -----------------------------------
                   $                                78  $                                64
                   ===================================  ===================================

Depreciation expense for the nine months ended September 30, 2005 and 2004 was $21 and $33, respectively.

NOTE 5. GOODWILL

Goodwill represents the excess of the merger consideration over the fair value of the net assets of FCM on the date they were acquired. A summary of goodwill follows:



FCM-  Consideration  for the merger was $186 consisting of $186 in shares of the
   Company's common stock (4,285,714 shares at approximately  $0.043 per share).
   At the time of the acquisition, the estimated fair value of the net assets of
   FCM was $15.                                                                     171
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

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 7. DEBT

The Company's debt from continuing operations as of September 30, 2005 and December 31, 2004 was as follows:

                                                           2005                                2004
                                                    ----------------                   -----------------

Revolving line of credit  subject to a
   standstill  agreement  with a commercial
   bank  secured by certain  equipment  and
   furniture  of the  Company  bearing
   interest at prime rate requiring monthly
   principal and interest
   payments of $5, due November 1, 2005      $                              186 $                               221

Insurance  premium  finance  note  bearing
    an interest  rate of 8% with  monthly
   principal and interest payments of $6,
   due May 1, 2005                                                           --                                  24

Promissory note to vendor bearing
   interest of 8% with monthly principal
   and interest payments of $4                                               26                                  24

Promissory note to shareholders of PHF
   bearing interest at 4.92%, due
   December 31, 2005                                                         25                                  25

Promissory note to former members of FCM                                      8                                  --

Convertible debentures bearing interest
   at 10% due December 31, 2006,
   currently in default                                                     349                                 379

Convertible debentures bearing interest
   at 12% due December 31, 2007                                             106                                  --

Subordinated  note  payable to former
   stockholder  bearing  interest at 5%, due
   November 30, 2005, currently in default
   for payments due at December 31, 2004                                    480                                 480

Subordinated note payable to former
   stockholder bearing interest at 5%,
   due May 31, 2008, currently in default                                 1,051                               1,051
                                             ----------------------------------   ---------------------------------
Total debt                                   $                            2,231 $                             2,204
                                             ==================================   =================================

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

NOTE 9. SUPPLEMENTAL CASH FLOW INFORMATION


                                                                                                      2005    2004
                                                                                                      ----    ----
SUPPLEMENTAL CASH FLOW DATA:
---------------------------

Cash interest paid                                                                                    $ 50    $  32

Income taxes paid                                                                                     $--      $--



                                                                                              2005
                                                                                              ----

ACQUISITIONS OF BUSINESSES, NET OF CASH ACQUIRED:


Fair value of assets acquired                                                  $                               204

Liabilities assumed                                                                                            (18)
                                                                               -----------------------------------
Fair value of assets acquired                                                                                  186
                                                                               -----------------------------------
Stock issued                                                                                                   186

Fair value of net assets acquired (other than goodwill)                                                        (15)
                                                                               -----------------------------------
Goodwill                                                                       $                               171
                                                                               ===================================
Cash acquired in purchase of business                                          $                                 6
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

NOTE 10. STOCKHOLDERS' DEFICIT - (continued)

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

STOCK-BASED COMPENSATION - As of September 30, 2005, there were stock options outstanding for the purchase of 29,744,250 shares of the Company's common stock. There were 3,372,500 and 5,922,000 stock options granted during the three and nine months ended September 30, 2005, respectively. There were 10,590,00 stock options forfeited during the three and nine months ended September 30, 2005, respectively.

The following table shows the pro forma net loss as if the fair value method of SFAS No. 123 had been used to account for stock-based compensation expense for the nine months ended September 30, 2005 and 2004 (dollars in thousands, except per share amounts):


                                             2005                                 2004
                                       ---------------                     ---------------
Net loss                      $                              (603) $                              (896)

Stock-based employee
   compensation expense
   determined under fair
   value method for all
   awards, net of related
   tax effects                                                174                                1,178
                              -----------------------------------  -----------------------------------

Pro forma net loss            $                              (777) $                            (2,074)
                              ===================================  ===================================
Net loss per share:

      Basic and diluted, as
         reported             $                             (0.01) $                             (0.01)

      Pro forma basic and
         diluted              $                             (0.01) $                             (0.02)
                              ===================================  ===================================


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be reviewed in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this document contain forward-looking information that involves risks and uncertainties. Please refer to the section below entitled "Forward-Looking Statements". Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under the section entitled "Risk Factors That May Affect Future Results" and elsewhere in this report.

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

At September 30, 2005, we had cash and cash equivalents of approximately $133 and fees receivable of $67 with which to satisfy our ongoing mortgage and corporate operations' current liabilities of $2,882. We are currently seeking to improve our liquidity by converting past due vendor balances and other liabilities to common stock as well as raising the necessary capital to continue as a going concern.

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

Tabular Disclosure of Contractual Obligations

The following table presents our contractual obligations as of September 30, 2005:

                                                                     Payment Due By Period
                                                                     ---------------------

                                          Total            Less than One Year        1 to 3 Years           3 to 5 Years
                                         -----            ------------------        ------------           ------------
Subordinated debt due
formerly related party                    $1,531                  $ 1,531                 $-----                   $---
Short-term debt                           $  186                  $   186                 $-----                   $---
Note payable for                          $   25                  $    25                 $-----                   $---
Convertible notes                         $  455                  $   349                 $  106                   $---
Notes payable                             $   26                  $    26                 $-----                   $---
Note payable,                             $    8                  $     8                 $-----                   $---
Operating leases                          $  112                  $    52                 $   60                   $---

                          ---------------------- ----------------------- ---------------------- ----------------------
The fair vallue of our
contractual obligations
approximate the
carrying value                           $2,343                  $2,177                   $166                     $---
                          ====================== ======================= ====================== ======================

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

Item 4. Control and Procedures.

We carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

There were no significant changes in the Company's internal controls or in other factors during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls.


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


Exhibit   Description
Number
------    -----------

31.1 Certification of Principal Executive Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 10, 2008*

31.2 Certification of Principal Financial Officer pursuant to Form of Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated October 10, 2008 *

32.1 Certification  pursuant to 18 U.S.C.  Section 1350, as Adopted  Pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002, dated October 10, 2008*

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