Form 10-K/A
period 2005-12-31
PARAGON FINANCIAL CORP
filed 2008-10-27
CIK 1089979

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

                        Commission File Number 000-27437
                        --------------------------------



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

       Registrant's telephone number, including area code: (904) 285-0000
       ------------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
           -----------------------------------------------------------
                         Common Stock, $0.0001 par value


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


                                EXPLANATORY NOTE

This Form 10-K/A #2 (the "Amendment") amends our Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on May 3, 2006 (the "Original Filing"). We are filing this Form 10-KSB/A to amend the Financial Statements.

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





                                           TABLE OF CONTENTS


                                           PART I                                                   Page
                                           ------                                                   ----

Item 1.         Business   *                                                                           2
Item 1A.        Risk Factors.                                                                          7
Item 1B.        Unresolved Staff Comments.                                                            15
Item 2.         Properties.  *                                                                        18
Item 3.         Legal Proceedings                                                                     18
Item 4.         Submission of Matters to a Vote of Security Holders.                                  19

                                          PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters *               20
Item 6.         Selected Financial Data.  *                                                           21
Item 7.         Management's  Discussion and Analysis of Financial Condition and Results
                of Operations.                                                                        22
Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.  *                        35
Item 8.         Financial Statements and Supplementary Data. *                                        36
Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial
Item 9A.        Controls and Procedures.                                                              36
Item 9B.        Other Information.                                                                    37

                                         PART III

Item 10.        Directors and Executive Officers of the Registrant.                                   37
Item 11.        Executive Compensation.                                                               41
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related            44
Item 13.        Certain Relationships and Related Transactions.                                       45
Item 14.        Principal Accountant Fees and Services.                                               46

                                         PART IV

Item 15.        Exhibits, Financial Statement Schedules.                                              46
                Signatures.                                                                           48


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

The key tactics for pursuing these strategies include:

o           Pursuing acquisitions: We intend to pursue an aggressive acquisition
            strategy of   acquisitions of financial  services companies as well
            as mortgage brokerage firms.
o Increasing loan origination volume: We intend to increase loan origination volume through geographic expansion in high-growth markets and the recruiting of seasoned loan officers with relationship driven mortgage origination business allowing us to increase market penetration in existing markets.
o Streamlining business processes through the deployment of technology: We intend to continue our best practices initiative to streamline our business processes and use technology to drive loan origination and administrative costs lower and provide better service to our customers. As a result of our recent acquisitions of Shearson and EHC, we believe that the operating infrastructure we have in place is capable of integrating a significant number of new loan officers and new locations with relatively little additional increase in general and administrative expenses.
o Increasing the revenue per loan: We intend to develop a short-term warehousing and banking platform that we believe will allow us to obtain higher revenue per loan without incurring additional risk. Further, we plan to develop a broad range of products that are desirable in the markets in which we compete.

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

Employees

The table below presents the number of our employees or FTEs at February 1, 2006, prior to our mergers with Shearson Home Loans and EHC Corp:


                             Loan officers                               20
                             Loan processors                              3
                             Administrative personnel                     7
                             Corporate                                    3
                                                                          -
                             Total                                       33
                                                                         ==

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

The following are some of the risks we face related to an increase in interest rates:

o A substantial and sustained increase in interest rates could harm our ability to originate loans because refinancing an existing loan would be less attractive and qualifying for a purchase loan may be more difficult; and

o If prevailing interest rates increase after we receive a commitment to fund a loan, the value that we receive upon brokering of the loan decreases.

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

As shown in the accompanying consolidated financial statements beginning on page F-1, we have incurred cumulative losses of $9,951 since inception. At December 31, 2005, we had negative working capital of $1,550, negative tangible net worth and a stockholders' deficit of $1,657. These factors raise substantial doubt about our ability to continue as a going concern. Our continued existence depends on a number of factors, including but not limited to, our ability to originate loans, to secure adequate sources of capital and to locate and fund acquisitions of suitable companies. However, there can be no assurance that we will be able to continue as a going concern.

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

o Our financial position makes us less attractive to strong acquisition candidates;

o    Conducting adequate due diligence with our limited resources;

o    Integrating operations, personnel and management information systems;

o    Managing a growing and geographically diverse group of employees;

o    Diverting  management's  attention  from  other  business  concerns;  and

o    Competition for attractive acquisition candidates from other acquirers.

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

The market price of our common stock is expected to be highly volatile, both because of actual and perceived changes in our financial results and prospects and because of general volatility in the stock market. The factors that could cause fluctuations in our stock price may include, among other factors discussed in this section, the following:

o actual or anticipated variations in the number of housing starts or sales of existing homes;

o    changes in financial estimates by research analysts;

o actual or anticipated changes in the United States economy or the real estate or homebuilding environment;

o    announcements  by  us  or  our  competitors  of  significant  acquisitions,
     strategic   partnerships,    divestitures,    joint   ventures,   financing
     transactions, securities offerings or other strategic initiatives.

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

With the acquisitions completed in 2003, we were no longer a development stage enterprise and deferred income tax assets and liabilities were recognized for the year ended December 31, 2003. While we continued to suffer losses on a consolidated basis in 2004 and 2005, our PHF subsidiary has remained profitable on a stand alone basis since we acquired it. Given PHF's profitability, in our opinion, we could undertake certain actions that would allow us to utilize the recognized deferred tax assets prior to their expiration.

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


                                                                    High           Low
                                                                    ----           ---
                                       2006

                1st Quarter through March 23, 2006                  $0.08          $0.03

                                       2005
                4th Quarter                                         $0.16          $0.02
                3rd Quarter                                         $0.06          $0.03
                2nd Quarter                                         $0.08          $0.04
                1st Quarter                                         $0.09          $0.03

                                       2004
                4th Quarter                                         $0.17          $0.04
                3rd Quarter                                         $0.15          $0.04
                2nd Quarter                                         $0.14          $0.04
                1st Quarter                                         $0.34          $0.10

                                       2003
                4th Quarter                                         $0.52          $0.15
                3rd Quarter                                         $0.62          $0.44
                2nd Quarter                                         $0.75          $0.45
                1st Quarter                                         $0.80          $0.40

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

                                                                                                          Inception
                                                   2005            2004           2003            2002    to 12/31/01
                                                   ----            ----           ----            ----    -----------
Statement of operations data:
  Total revenues                           $      1,502    $      2,034    $      1,964     $          -    $        -
  Total operating expenses                 $      2,329    $      3,712    $      4,066     $      2,337    $      225
  Interest expense                         $        167    $        107    $        415     $          5    $        -
  Loss from continuing operations          $        (90)   $     (2,358)   $     (1,680)    $     (2,342)   $     (225)
  Net loss                                 $        (90)   $     (5,897)   $     (1,397)    $     (2,342)   $     (225)
  Basic and diluted loss per share:
    From continuing operations             $      (0.00)   $      (0.03)   $      (0.01)    $      (0.04)   $    (0.01)
    Net loss per common share              $      (0.00)   $      (0.04)   $      (0.01)    $      (0.04)   $    (0.01)






                                                                        As of December 31,
                                                                        ------------------
                                              2005            2004            2003            2002             2001
                                              ----            ----            ----            ----             ----
Balance sheet data:
   Total assets                             $     173       $     257      $   35,662      $      206        $       -
   Total liabilities                        $   1,830       $   3,205      $   27,686      $    1,074        $     197
    Stockholders' (deficit) equity          $  (1,657)      $  (2,948)     $    7,976      $     (868)       $    (197)
    Tangible net worth                      $  (1,657)      $  (2,948)     $     (660)     $     (868)       $    (197)


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

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues for our continuing operations for the years ended December 31, 2005, 2004 and 2003:


                                                           2005                2004              2003
                                                           ----                ----              ----
              Revenue:
                  Loan origination fees                      100.0%          100.0%            100.0%
                                                       -------------   -------------     -------------
                         Total revenue                       100.0%          100.0%            100.0%
              Expenses:
                  Salaries, commissions, and benefits         96.3%           94.2%            128.2%
                  Loan production costs                        1.3%            4.5%              5.2%
                  General and administrative expenses         52.2%           42.2%             56.7%

                  Impairment of goodwill                        -             40.4%               -
                  Non-recurring charges                        5.3%            1.2%             17.0%
                                                       -------------   -------------     -------------
                         Total expenses                      155.1%          182.5%            207.1%

              Operating loss                                 (55.1)%         (82.5)%          (107.1)%

              Other income (expense):
                   Gain on exchange of debt for equity        59.5%             -                -
                   Interest expense, net                     (11.1)%         (5.3)%           (21.1)%
                   Loss on disposal of assets                   -            (0.7)%              -
                   Loss on disposal of segment                  -            (5.0)%              -
                                                       -------------   ----------------- -------------

              Loss from continuing operations before
                 provision (benefit) for income taxes        (6.7)%          (93.5%)        (128.2%)
              Provision (benefit) for income taxes           (0.7)%           22.4%          (42.7%)
                                                       -------------   ----------------- -------------

              Net loss from continuing operations            (6.0)%         (115.9%)         (85.5%)
                                                       =============   =============     =============


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

Non-recurring expenses. Non-recurring expenses increased $55, or 220.0%, to $80 for the year ended December 31, 2005 compared to $25 for the year ended December 31, 2004. In fiscal 2005, non-recurring expenses consisted of fees to an investment banker and stock issued as part of our rescission of our stock purchase agreement with First Charleston Mortgage LLC. In fiscal 2004, the non-recurring expenses relate to payments made for investment banking fees related to an unsuccessful financing effort.

Operating loss. The operating loss decreased by $851, or 51%, to $827 for the year ended December 31, 2005 compared to $1,678 for the year ended December 31, 2004. This decrease was due primarily to factors discussed above.

Interest expense. Interest expense increased $60, or 56.1%, to $167 for the year ended December 31, 2005 compared to $107 for the year ended December 31, 2004. This increase was due primarily to the higher debt level associated with our sale of PGNF to its former owner. This debt was outstanding for all of fiscal 2005 and only seven months in fiscal 2004.

Provision (benefit) for income taxes. The provision (benefit) for income taxes decreased $466 to a benefit of $10 for the year ended December 31, 2005 compared to an expense of $456 for the year ended December 31, 2004. This decrease was principally due to the additional expense of $414 recognized in 2004 to increase the deferred tax valuation allowance, which reduced the carrying value of deferred tax assets to $-0-.

Net loss from continuing operations. The net loss from continuing operations decreased $2,268, or 96.2%, to $90 for the year ended December 31, 2005 compared to $2,358 for the year ended December 31, 2004.

Net loss. The net loss decreased $5,807, or 98.5%, to $90 for the year ended December 31, 2005 compared to $5,897 for the year ended December 31, 2004.

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

Impairment of goodwill. Subsequent to the years ended December 31, 2005 and 2004, we recognized an impairment charge of $822 in connection with the value of goodwill. After the impairment charge, goodwill had a remaining book value of $0 (see Note 17 of Notes to the Consolidated Financial Statements).

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

Provision (benefit) for income taxes. The provision (benefit) for income taxes increased $1,293 to an expense of $456 for the year ended December 31, 2004 compared to a benefit of $(837) for the year ended December 31, 2003. This increase was primarily due to state income taxes applicable to our PHF subsidiary in 2004 which were not offset by our loss at our corporate office, and the recognition of an increase of $708 in the deferred tax asset valuation allowance.

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






                                         Year Ended December 31, 2005 (Unaudited)
                                          (in thousands, except per share amount)

                                       First        Second        Third       Fourth
                                      Quarter       Quarter      Quarter      Quarter
                                      -------       -------      -------      ------
Revenue                             $     249     $    383     $    479      $   391
Total operating expenses            $     452     $    497     $    638      $   742
Operating loss                      $    (203)    $   (114)    $   (159)     $  (351)
Interest expense                    $      48     $     46     $     46      $    27
Other income                        $       -     $      -     $      -      $   894
Net loss                            $    (251)    $   (160)    $   (205)     $   526
Basic and diluted income (loss)
     per share                      $   (0.00)    $  (0.00)    $  (0.00)     $  0.01

                                         Year Ended December 31, 2004 (Unaudited)
                                          (in thousands, except per share amount)

                                       First        Second        Third       Fourth
                                      Quarter       Quarter      Quarter      Quarter
                                      -------       -------      -------      -------
Revenue                             $     582     $     637    $    479     $    336
Total operating expenses            $   1,043     $     816    $    549     $  1,304
Interest expense                    $      18     $      25    $     41     $     23
Loss on disposal of segment         $       -     $     102    $      -     $     15
Loss from continuing operations     $    (479)    $    (306)   $   (111)    $ (1,462)
Net loss                            $  (3,352)    $    (972)   $   (111)    $ (1,462)
Basic and diluted loss per share    $   (0.03)    $   (0.01)   $  (0.00)    $  (0.03)

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

We had cash and cash equivalents of approximately $80 at December 31, 2005 and fees receivable of $38 with which to satisfy our ongoing mortgage and corporate operation's current liabilities of $1,668. We deemed this liquidity level as insufficient to accomplish our goals and meet our liquidity needs for 2006. We continue to seek ways to improve our liquidity including finding merger partners with stronger working capital positions than we have. We continue to explore ways to raise equity or debt capital, reduce our operating expenses and renegotiate the terms of our existing indebtedness, and decrease our insolvency risk, but there can be no assurance that we will be successful in these endeavors or that we will continue as a going concern.

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

In December 2005, we completed an offering of convertible notes and warrants whereby we raised a total $201 of which $19 was allocated to a beneficial conversion feature and $23 was allocated to the value of the warrants. In this private placement financing transaction, we issued convertible notes with a face value of $201 and warrants to purchase 1,226,000 shares of our common stock. The notes are convertible into 4,580,000 shares of our common stock, bear an interest rate of 12% per annum, require semi-annual interest payments and are due December 31, 2007. The warrants issued have exercise prices of $0.04 to $0.05 per share and expire December 31, 2007.

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

Acquisitions and Rescission of Agreements: On February 7, 2006, we agreed to exercise the termination provisions contained in Section 11(a)(i) of the Purchase Agreement entered into on January 19, 2005 with the Members of First Charleston Mortgage, LLC. Pursuant to this agreement, we returned to the Members all of the membership interests in First Charleston Mortgage, LLC in exchange for the return of 3,500,785 shares of our common stock, par value $0.0001 per share. For accounting convenience, this agreement is effective at the close of business on December 31, 2005.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and SFAS 140 (SFAS 155). This statement:

o Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

o Clarifies which interest-only strips and principal-only strips are not subject to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133);

o Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation;

o Clarifies that concentration of credit risks in the form of subordination are not embedded derivatives; and

o Amends SFAS 140 to eliminate the prohibition on a qualified special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

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

Tabular Disclosure of Contractual Obligations

The following table presents our contractual obligations as of December 31, 2005:


                                                                            Payment Due by Period
                                          Total       Less than One Year          1 - 3 Years           3 - 5 Years
                                          -----       ------------------          -----------           -----------
Convertible debentures                 $     511           $     349                $    162          $        -
Short-term debt                              171                 171                       -                   -
Promissory notes                              51                  51                       -                   -
Notes due related parties                     25                  25                       -                   -
Operating leases                             231                 100                     118                  13
                                      ----------          ----------               ---------         -----------
                                       $     989           $     696                $    280          $       13
                                       =========           =========                ========          ==========

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






                           Description                       Zero to Six Months
                                                             2005          2004
                                                             ----          ----
           Interest-sensitive assets:
             Cash and cash equivalents                     $        80   $      135
                                                           -----------   ----------
                Total interest-sensitive assets            $        80   $      135
                                                           ===========   ==========

           Interest-sensitive liabilities:
               Promissory notes                             $      171  $       221
                                                            ----------  -----------
                 Total interest-sensitive liabilities       $      171  $       221
                                                            ==========  ===========


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.       CONTROLS AND PROCEDURES.

(a)               Disclosure controls and procedures.

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. The Company carried out, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures performed pursuant to Rule 13a-15 under the Exchange Act. Based on their evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that, as of December 31, 2005, the Company's disclosure controls and procedures were not effective because of the material weaknesses discussed herein.

  -                                     36

Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below. This weakness is a result of our lack of segregation of duties in the Company's accounting function due to a lack of financial resources. The Company attends to resolve this weakness at such time as it financial resources will allow.

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





Name                                         Age                                Position
-------------------------------------  -----------------  -----------------------------------------------------
Michael A. Barron                             55          Chairman and Chief Executive Officer
Joseph Cosio-Barron                           57          President and In-house Counsel
Paul K. Danner                                47          Director
Stephen J. Croskrey                           44          Director
Edward R. Hollander                           55          Director

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table
The following table summarizes the annual compensation paid to the Company's named Executive Officers for the three fiscal years ended December 31, 2005, 2004 and 2003:

                                          Annual Compensation                 Long-term Compensation
                                  ------------------------------------ -------------------------------------
                                                                       Other
                                                                       Annual      Securities
                                  Fiscal        Salary     Bonus       Comp        Underlying    All Other
   Name & Principal Position         Year       ($000s)     ($000s)     ($000s)    Options (#)  Compensation
--------------------------------- ----------- ------------ ----------- ----------- ------------ ------------

Michael A. Barron (1)                2005     $      -     $      -    $      -         -            -
Current Chairman of the Board        2004     $      -     $      -    $      -         -            -
and Current CEO                      2003     $      -     $      -    $      -         -            -

Joseph A. Cosio-Barron (2)           2005     $      -     $      -    $      -         -            -
Current President, Director and      2004     $      -     $      -    $      -         -            -
and In-house counsel                 2003     $      -     $      -    $      -         -            -


Paul K. Danner (3)                   2005     $      -     $      -    $      12        -            -
Former Chairman of the Board         2004     $      33    $      -    $      -         -            -
and Former CEO                       2003     $     183    $      -    $      -         -            -

Scott L. Vining (4) (5)              2005     $      78    $      -    $      10    3,000,000        -
Former Chief Financial Officer and   2004     $      45    $      -    $      -     3,000,000        -
Treasurer                            2003     $      100   $      -    $      -         -            -

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

     (4) The amounts for 2005 represent the payments made to Mr. Vining's consulting firm. In 2004 and 2003, the

     (5) Mr. Vining resigned as our Chief Financial Officer and Treasurer April 26, 2006.

Stock Option Grants in Fiscal Year 2005

We granted the following options to our named Executive Officers during fiscal year 2005:

                                                                                        Potential Realizable
                                                                                          Value at Assumed
                                                                                           Annual Rates of
                                                                                         Stock Appreciation
                                                                                           For Option Term
                                         Individual Grants                                     ($000s)
                -------------------------------------------------------------------------------------------------
                     Number of      Percent of Total
                     Securities      Options Granted                      Expiration
                 Underlying Options  to Employees in  Exercise Price Per    Date
                    Granted (#)        Fiscal Year          Share                        5%           10%
                -------------------------------------------------------------------------------------------------

Scott L. Vining      3,000,000            31.8%             $0.06         12/7/2015      $113          $287


Aggregate Stock Option Exercises in Fiscal Year 2005 and Fiscal Year-End Option Values

None of our named Executive Officers exercised any stock options in 2005. The table below sets forth information concerning the number and value of our named Executive Officers' unexercised stock options at December 31, 2005.


                                                                                   Value of Unexercised
                                              Number of Securities                 In-The-Money Options
                                             Underlying Unexercised                at 12/31/05 (1) (2)
                                            Options at 12/31/05 (#)                      ($000s)
                                       -----------------------------------  -----------------------------------
Name                                     Exercisable     Non-Exercisable      Exercisable     Non-Exercisable
Paul K. Danner                                --                --          $       --        $         --
Scott L. Vining                           2,000,000         5,000,000       $       20        $         --


(1) Calculated on the basis of $0.06 per share, the closing sales price of the common stock on the OTC Bulletin Board December 30, 2005, less the exercise price payable for such shares.

(2) The exercise prices of shares underlying unexercised options were at or above the market value of


Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2005.

                     Equity Compensation Plan Information(1)

                                    Number of               Weighted-average          Number of securities
                                 securities to be     exercise price of outstanding   remaining available for
                                   issued upon        options, warrants and rights    future issuance under
                                   exercise of                                      equity compensation plans
                                outstanding options                                   (excluding issued and
                                   and warrants                                       outstanding options,
Plan category                                                                      warrants and rights)
---------------------------------------------------------------------------------------------------------------
Equity compensation plans
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

Compensation of Directors - Currently, we pay our outside directors $25 per annum for their services. This fee is payable in cash or stock at our option. During the year ended December 31, 2005 each of Messrs. Van Sickle and Croskrey earned $25 in director fees for being non-management members of our Board of Directors. These directors fees will be paid in our common stock in 2006.

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

Compensation Committee Interlocks and Insider Participation - Currently, our entire Board of Directors handles executive compensation matters as we do not have a separate compensation committee. During the year ended December 31, 2005, Mr. Danner was a Director and Employee of the Company. Mr. Danner received no compensation as an employee or director during the year ended December 31, 2005.

Report on Executive Compensation - Our executive compensation program is designed to attract, motivate and retain management with incentives linked to financial performance and enhanced stockholder value. Our compensation program currently consists of a number of components, including a cash salary, cash incentive bonuses, and stock option grants.

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




                                    12/31/00     12/31/01     12/31/02     12/31/03    12/31/04     12/31/05
                                    --------     --------     --------     --------    --------     --------
Paragon                              100.00       82.87       1,226.94     1,077.38     142.03       328.28
Nasdaq Composite Index               100.00       78.74        53.77        80.43        87.35       88.69
Russell 2000 Index                   100.00       87.38        67.45        86.82        95.57       99.66
Nasdaq Financial Index               100.00       97.91        79.53        135.77      162.42       117.84
Peer Group Index                     100.00       85.23        104.35       217.64      335.30       303.07

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

                                                                              Number of Shares of    Percent of
                                    Number of Shares                           Series F Preferred     Series F
  Name and Address of Beneficial       of Common     Percent of Common Stock        Stock          Preferred Stock
               Owner                 Stock Owned           Owned                   Owned               Owned
               -----                 -----------           -----                   -----               -----
5% Stockholder
--------------
Consumer Direct of America           149,558,791            56.1%                    79                 100%
6330  S. Sandhill, Suite 8
Las Vegas, Nevada 89107

Named Executive Officers and Directors
--------------------------------------
Michael A. Barron (1) (2)            149,558,791            56.1%                    --                  --
Joseph Cosio-Barron (1) (2)                   --              * %                    79                 100%
Stephen Croskrey (3)                  21,437,229             7.9%                    --                  --
Paul K. Danner (4)                    19,699,928             7.2%                    --                  --
Scott L. Vining (5)                    1,551,667              * %                    --                  --
Edward R. Hollander (6)                       --              * %                    --                  --

All current executive officers       192,247,615            71.2%                    79                 100%
and directors as a group
(6 persons)(7)
-------------------------------
* - Less than 1%


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

     (2) Includes 100 shares of Series F Preferred Stock owned by Consumer Direct of America. Messrs. Michael A. Barron and Joseph Cosio-Barron are directors and executive officers of Consumer Direct of America, and accordingly may be attributed beneficial ownership of the shares of Common Stock and Series F Preferred Stock owned by Consumer Direct of America. Each of Messrs. Barron and Cosio-Barron disclaims beneficial ownership of the shares of Common Stock and Series F Preferred Stock owned by Consumer Direct of America except to the extent of his pecuniary interest therein. Mr. Cosio-Barron's address is 6330 S. Sandhill, Suite 8, Las Vegas, Nevada 80107

     (3) Includes warrants to purchase 10,551,948 shares of common stock. The address for Mr. Croskrey is 830-13 A1A North, #414, Ponte Vedre Beach, FL 32082.

     (4) Includes 825,000 shares held in a custodial accounts for the benefit of Mr. Danner's minor children of which Mr. Danner is custodian. The address for Mr. Danner is 830-13 A1A North, #414, Ponte Vedre Beach, FL 32082.

     (5) The address for Mr. Croskrey is 830-13 A1A North, #414, Ponte Vedra Beach, FL 32082.

     (6) The address for Mr. Hollander is 6330 S. Sandhill, Suite 8, Las Vegas, Nevada 89107.

     (7)  See footnotes (1 - 6).


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the years ended December 31, 2005 and 2004, fees for services provided by Stevens, Powell & Company, P.A. ("Stevens, Powell & Company"), our independent registered public accounting firm, were as follows:


                                               2005             2004
                                            ------------      ----------
Audit Fees (1)                                 $ 65             $ 69

Tax Fees (2)                                     18               11
                                          ---------------      -------------

Total                                          $ 83             $ 80
                                          ===============      =============
 (1)Audit Fees consisted of fees billed for services rendered and expenses incurred for the audit of the Company's annual financial statements, review of financial statements included in the Company's quarterly reports on Form 10-Q, and other services normally provided in connection with statutory and regulatory filings.
(2) Tax Fees consisted of fees billed for preparation of required income tax returns.
                                     PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     (a) The following financial statements (which appear sequentially beginning at page number F-1) are included in this report on Form 10-K/A#2. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

     Report of Independent Registered Public Accounting Firm

     Consolidated Balance Sheets

     Consolidated Statements of Operations

     Consolidated Statements of Comprehensive Loss

     Consolidated Statements of Stockholders' Deficit

     Consolidated  Statements of Cash Flows

     Notes to the Consolidated Financial Statements

     (b)          Exhibits

            The following Exhibits are hereby filed as part of this Annual Report on Form 10-K/A#2:


  Exhibit                             Description of Exhibit
  Number                              ----------------------
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

     4.1  Form of convertible promissory note. ****

     4.2 5% Subordinated promissory note due November 30, 2005 for $480,000. Filed as an exhibit to Paragon's Current Report on

     4.3 5% Subordinated promissory note due May 31, 2008 for $1,051,225. Filed as an exhibit to Paragon's Current Report on Form

     10.1 Amended and Restated Employment Agreement, dated as of September 1, 2002 by and between PlanetRx.com, Inc. (now known as

     10.2 Employment Agreement, dated as of September 4, 2002 by and between PlanetRx.com, Inc. (now known as Paragon Financial 10.3 Employment Agreement, dated as of January 31, 2003 by and between Paragon
          Financial   Corporation  and  Philip  Lagori.  Filed  10.4  Employment
          Agreement, dated as of December 30, 2002 by and between Paragon Financial Corporation and Scott Vining. Filed 10.5 Lease dated January 1, 2003 between Ponte Vedra Management Group, Ltd. and Paragon Financial Corporation. Filed as an 10.6 Lease dated September 1, 2000 between 820 West Lake, LLC and Mortgage Express, Inc. (n/k/a PGNF Home Lending Corp.). Filed 10.7 Employment Agreement, dated October 16, 2003, by and between Paragon Financial Corporation and George O. Deehan. Filed as 10.8 Employment Agreement, dated June 17, 2003, by and between Paragon Financial Corporation and Joseph P. Bryant, Jr. Filed as 10.9 Employment Agreement, dated May 6, 2003, by and between Paragon Financial Corporation and Steven L. Barnett. Filed as an 21.1 Subsidiary of the Registrant. * 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the 32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

     +    Filed herewith

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

     **   This exhibit represents a compensatory plan

     *** Filed as an exhibit to Paragon's Current Report on Form 8-K for an event dated January 31, 2003

     **** Filed as an exhibit to Paragon's Annual Report on Form 10-K for the year ended December 31, 2002

     *****Filed as an exhibit to Paragon's Quarterly Report for the period ended September 30, 2003, as amended

     *    As  contemplated  by SEC  Release  No.  33-8212,  these  exhibits  are furnished with this Annual Report on Form 10-K and are not incorporated by reference in any filing of Paragon Financial Corporation under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



 Report of Independent Registered Public Accounting Firm                F-  1
 Consolidated Balance Sheets                                            F-  2
 Consolidated Statements of Operations                                  F-  3
 Consolidated Statements of Comprehensive Loss                          F-  4
 Consolidated Statements of Stockholders' Deficit                       F-  5
 Consolidated Statements of Cash Flows                                  F-  7
 Notes to the Consolidated Financial Statements                         F-  8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS
PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of Paragon Financial Corporation and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for the years ended December 31, 2005, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for the years ended December 31, 2005, 2004, and 2003, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 17, the accompanying consolidated balance sheets as of December 31, 2005 and 2004, and the consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for the years ended December 31, 2005 and 2004, have been restated.

/s/ STEVENS, POWELL & COMPANY, P.A.
----------------------------------
Stevens, Powell & Company

Jacksonville, Florida
April 15, 2006, and October 16, 2008, as to the effects of the restatement discussed in Note 17.



                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 2005 AND DECEMBER 31, 2004
                    (Dollars in thousands, except share data)

                                                                               2005              2004
                                                                          ---------------   ---------------
                                                                          (Restated Note 17)(Restated Note 17)
Assets
        Current Assets:
               Cash and cash equivalents                                            $ 80             $ 135
               Fees receivable                                                        38                46
               Prepaid and other current assets                                        -                 9
                                                                          ---------------   ---------------
        Total Current Assets                                                         118               190
                                                                          ---------------   ---------------

               Office property and equipment, net of accumulated
                  depreciation of $64 and $43                                         53                64
               Other assets                                                            2                 3
                                                                          ---------------   ---------------
Total Assets                                                                       $ 173             $ 257
                                                                          ===============   ===============

Liabilities and Stockholders' Deficit
        Current liabilities
               Current portion of long-term debt                                     $ -             $ 100
               Short-term debt                                                       171               221
               Notes payable - related parties                                        51               528
               Notes payable - related parties                                        25                25
               Convertible debentures payable                                        349               379
               Accounts payable                                                      392               371
               Stock subscription proceeds received                                    -               178
               Income taxes payable                                                    -                10
               Accrued expenses - related parties                                     59                59
               Accrued expenses - other                                              621               383
                                                                          ---------------   ---------------
        Total Current Liabilities                                                  1,668             2,254

Long-term debt:
               Liabilities to formerly related parties, less current portion           -               951
               Liabilities of discontinued operations                                162                 -
                                                                          ---------------   ---------------
        Total Liabilities                                                          1,830             3,205
                                                                          ---------------   ---------------
Stockholders' deficit:
        Preferred stock:  Issuable in series, $0.0001 par value; 5,000,000 shares authorized: Series E, $1,000 stated value;
          659 shares issued and outstanding, respectively                              -                 -
        Common stock, $0.0001 par value; 400,000,000 shares
          authorized, 100,488,798 and 65,212,744 shares issued and
          outstanding at December 31, 2005 and December 31, 2004,
          respectively                                                                 9                 6
        Additional paid-in capital                                                 8,373             6,914
        Accumulated deficit                                                       (9,951)           (9,861)
        Unearned stock-based compensation                                            (88)               (7)
                                                                          ---------------   ---------------
               Total Stockholders' deficit                                        (1,657)           (2,948)
                                                                          ---------------   ---------------
Total liabilities and stockholders' deficit                                        $ 173             $ 257
                                                                          ===============   ===============

      See accompanying notes to consolidated financial statements.

                                      F-2




                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)



                                                                                      2005                 2004                2003
                                                                                -----------------    -----------------   -----------
                                                                                 (Restated Note 17)  (Restated Note 17)
Revenue:
         Loan origination fees                                                           $ 1,502              $ 2,034       $ 1,964
                                                                                -----------------    -----------------   -----------
Expenses:
         Salaries, commissions, benefits, and stock-based compensation                     1,446                1,916         2,517
         Loan production costs                                                                20                   91           103
         General and administrative expenses                                                 783                  858         1,113
         Impairment of goodwill                                                                -                  822             -
         Non-recurring charges                                                                80                   25           333
                                                                                -----------------    -----------------   -----------
                          Total expenses                                                   2,329                3,712         4,066
                                                                                -----------------    -----------------   -----------
Operating loss                                                                              (827)              (1,678)       (2,102)

Other income (expense)
         Interest (expense)                                                                 (167)                (107)         (415)
         Loss on disposal of assets                                                            -                  (15)            -
         Gain on exchange of debt for equity                                                 894                    -             -
         Loss on disposal of segment                                                           -                 (102)            -
                                                                                -----------------    -----------------   -----------
Loss from continuing operations before provision for income taxes                           (100)              (1,902)       (2,517)

Provisions (benefit) for income taxes                                                        (10)                 456          (837)
                                                                                -----------------    -----------------   -----------
Loss from continuing operations                                                              (90)              (2,358)       (1,680)

Discontinued operations (Note 2):
         (Loss) income from discontinued operations before provision
             for income taxes                                                                  -               (3,539)          565
         Provision for income taxes                                                            -                    -           282
                                                                                -----------------    -----------------   -----------
(Loss) income from discontinued operations                                                     -               (3,539)          283
                                                                                -----------------    -----------------   -----------
Net Loss                                                                                   $ (90)            $ (5,897)     $ (1,397)
                                                                                =================    =================   ===========
Per share information

Net Loss Per Common Share - Basic and Diluted:
         Loss from continuing operations                                                     $ -              $ (0.03)      $ (0.01)
         (Loss) income from discontinued operations                                          $ -              $ (0.04)          $ -
                                                                                -----------------    -----------------   -----------
                                                                                             $ -              $ (0.07)      $ (0.01)
                                                                                =================    =================   ===========
Weighted average shares outstanding - basic and diluted                                   84,231               85,799       111,620
                                                                                -----------------    -----------------   -----------
        See accompanying notes to consolidated financial statements.

                                      F-3




                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands, except share data)



                                                                                     2005                 2004                2003
                                                                                -----------------    -----------------   -----------
                                                                                (Restated Note 17)   (Restated Note 17)

Net Loss                                                                             $ (90)            $ (5,897)           $ (1,397)
                                                                                -----------------    -----------------   -----------
Other comprehensive income:
         Unrealized gain on available-for-sale securities, net of income taxes           -                    -                 202
                                                                                -----------------    -----------------   -----------
Comprehensive loss                                                                   $ (90)            $ (5,897)           $ (1,195)
                                                                                =================    =================   ===========

        See accompanying notes to consolidated financial statements.

                                      F-4



                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands) (Restated Note 17)

                                                                                                            Accumulated
                                                                                     Additional                 Other
                                       Preferred Stock            Common Stock         paid-in  Accumulated Comprehensive
                                     Shares       Amount        Shares       Amount    Capital    Deficit      Income
                                -----------------------------------------------------------------------------------------
Balance - December 31, 2002                -          $ -     62,592,744        $ 6   $ 1,693    $ (2,567)          $ -

January 31 Issuance of shares
  for acquisition                           -            -     52,329,735          5     6,362           -             -
February 4 Issuance of shares
  for acquisition                          -            -      1,224,000          -       836           -             -
March 26 Issuance of preferred
  stock for accrued compensation         659            -              -          -       659           -             -
March 26 Issuance of preferred
  stock for promissory note and
  accrued interest                     1,800            -              -          -     1,812           -             -
March 31 Issuance of warrants
  included in convertible debentures       -            -              -          -        18           -             -
March 31 Beneficial conversion
  feature on convertible debentures        -            -              -          -       222           -             -
March 31 Receipt of cash for
  websites                                 -            -              -          -        13           -             -
May 12 Issuance of restricted
  stock award                              -            -        250,000          -       125           -             -
May 30 Receipt of cash for
  websites                                 -            -              -          -        35           -             -
June 30 Amortization of restricted
  stock award                              -            -              -          -         -           -             -
September 12 Receipt of cash for
  websites                                 -            -              -          -         1           -             -
September 30 Amortization of
  restricted stock award                   -            -              -          -         -           -             -
November 14 Receipt of cash for
  website                                  -            -              -          -         3           -             -
December 31 Amortization of
  restricted stock award                   -            -              -          -         -           -             -
Comprehensive loss:
Net loss                                   -            -              -          -         -      (1,397)            -
Unrealized gain on marketable
  securities                               -            -              -          -         -           -           202
Total comprehensive loss                   -            -              -          -         -           -             -
                                -------------------------------------------------------------------------------------------
Balance - December 31, 2003            2,459            -    116,396,479         11    11,779      (3,964)          202

March 31 Amortization of restricted
  stock award                              -            -              -          -         -           -             -
May 27 Receipt of cash for
  website                                  -            -              -          -        30           -             -
June 30 Amortization of restricted
  stock award                              -            -              -          -         -           -             -
May 31 Disposal of segment            (1,800)           -    (52,329,735)        (5)   (4,948)          -             -
July 1 Issuance of restricted stock
  award to consultant                      -            -        200,000          -        10           -             -
September 30 Amortization of
  restricted stock award                   -            -              -          -         -           -             -
October 13 Issuance of shares for
  insurance premium                        -            -        125,000          -         6           -             -
November 18 Issuance of shares
  for services                             -            -         96,000          -         5           -             -
November 18 Issuance of restricted
  shares for services                      -            -        100,000          -         7           -             -
December 31 Issuance of shares for
  directors fees                           -            -        625,000          -        25           -             -
December 31 Amortization of stock
  award                                    -            -              -          -         -           -             -
  Realization of comprehensive
    income                                 -            -              -          -         -           -          (202)
  Net loss                                 -            -              -          -         -      (5,897)            -
                                -------------------------------------------------------------------------------------------
Balance - December 31, 2004              659            -     65,212,744          6     6,914      (9,861)            -

February 28 Issuance of
  common stock                             -            -     17,207,792          2       528           -             -
February 28 Costs of issuing
  common stock                             -            -              -          -       (14)          -             -
July 1 Issuance of restricted
  stock award                              -            -        650,000          -        33           -             -
July 29 Issuance of restricted
  stock award                              -            -        650,000          -        32           -             -
November 7 Issuance of restricted
  stock award                              -            -        650,000          -        33           -             -
December 15 Issuance of warrants
  included in convertible debentures       -            -              -          -        23           -             -
December 15 Beneficial conversion
  feature on convertible debentures        -            -              -          -        19           -             -
December 20 Exchange of
  debt for equity                          -            -     15,000,000          1       748           -             -
2005 Amortization of restricted
  stock award                              -            -              -          -         -           -             -
December 31 Issuance of common
  stock                                    -            -        333,333          -        10           -             -
December 31 Issuance of common
  stock in recission                       -            -        784,929          -        47           -             -
Net loss                                   -            -              -          -         -         (90)            -
                                -------------------------------------------------------------------------------------------
Balance on December 31, 2005             659          $ -    100,488,798        $ 9   $ 8,373    $ (9,951)          $ -
                                ===========================================================================================

      See accompanying notes to consolidated financial statements.



                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                    (Dollars in thousands) (Restated Note 17)

                                  (Continued)


                                            Unearned      Total
                                          Stock-based Stockholders'
                                           Compensation  Deficit
                                           ------------  -------
Balance - December 31, 2002                    $ -      $ (868)

January 31 Issuance of shares
  for acquisition                               -       6,367
February 4 Issuance of shares
  for acquisition                               -         836
March 26 Issuance of preferred
  stock for accrued compensation                -         659
March 26 Issuance of preferred
  stock for promissory note and
  accrued interest                              -       1,812
March 31 Issuance of warrants
  included in convertible debentures            -          18
March 31 Beneficial conversion
  feature on convertible debentures             -         222
March 31 Receipt of cash for
  websites                                      -          13
May 12 Issuance of restricted
  stock award                                (125)          -
May 30 Receipt of cash for
  websites                                      -          35
June 30 Amortization of restricted
  stock award                                  10          10
September 12 Receipt of cash for
  websites                                      -           1
September 30 Amortization of
  restricted stock award                       31          31
November 14 Receipt of cash for
  website                                       -           3
December 31 Amortization of
  restricted stock award                       32          32
Comprehensive loss:
Net loss                                        -           -
Unrealized gain on marketable
  securities                                    -           -
Total comprehensive loss                        -      (1,195)
                                         ---------------------
Balance - December 31, 2003                   (52)      7,976

March 31 Amortization of restricted
  stock award                                  31          31
May 27 Receipt of cash for
  website                                       -          30
June 30 Amortization of restricted
  stock award                                  21          21
May 31 Disposal of segment                      -      (4,953)
July 1 Issuance of restricted stock
  award to consultant                         (10)          -
September 30 Amortization of
  restricted stock award                        5           5
October 13 Issuance of shares for
  insurance premium                             -           6
November 18 Issuance of shares
  for services                                  -           5
November 18 Issuance of restricted
  shares for services                          (7)          -
December 31 Issuance of shares for
  directors fees                                -          25
December 31 Amortization of stock
  award                                         5           5
  Realization of comprehensive
    income                                      -        (202)
  Net loss                                      -      (5,897)
                                         ---------------------
Balance - December 31, 2004                    (7)     (2,948)

February 28 Issuance of
  common stock                                  -         530
February 28 Costs of issuing
  common stock                                  -         (14)
July 1 Issuance of restricted
  stock award                                 (33)          -
July 29 Issuance of restricted
  stock award                                 (32)          -
November 7 Issuance of restricted
  stock award                                 (33)          -
December 15 Issuance of warrants
  included in convertible debentures            -          23
December 15 Beneficial conversion
  feature on convertible debentures             -          19
December 20 Exchange of
  debt for equity                               -         749
2005 Amortization of restricted
  stock award                                  17          17
December 31 Issuance of common
  stock                                         -          10
December 31 Issuance of common
  stock in recission                            -          47
Net loss                                        -         (90)
                                         ---------------------
Balance on December 31, 2005                $ (88)   $ (1,657)
                                         =====================


                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FORM THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
                             (Dollars in thousands)


                                                                    2005            2004*           2003*
                                                                -------------    ------------   --------------
                                                            (Restated Note 17)(Restated Note 17)
CASH FLOWS USED IN OPERATING ACTIVITIES:
       Net loss from continuing operations                             $ (90)       $ (2,358)        $ (1,680)

Adjustments to reconcile  net loss to cash  provided
       by operating  activities of continuing operations:
       Depreciation                                                       21              30               26
       Impairment of goodwill                                              -             822                -
       Gain on exchange of equity for debt                              (894)              -                -
       Loss on sale of assets                                              -              15                -
       Loss on disposal of segment                                         -             102                -
       Non-cash stock compensation                                        64              87               86
       Deferred taxes                                                    (10)            444             (446)
       Changes in assets and liabilities:
         Decrease in fees receivable                                       8              34              (31)
         Decrease in prepaid and other current assets                      9              57              105
         Increase (decrease) in accounts payable                          21              91              113
         Increase (decrease) in accrued expenses and
           income taxes                                                  355             (83)             617
                                                                -------------    ------------   --------------
             Cash used in operating activities of continuing
               operations                                               (516)           (759)          (1,210)
             Cash provided (used) by operating activities
                of discontinued operations                                 -            (209)           1,180
                                                                -------------    ------------   --------------
                   Cash used by operating activities                    (516)           (968)             (30)
                                                                -------------    ------------   --------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
       Purchase of property and equipment                                (10)             (2)            (117)
       Cash acquired in purchase of business                               -               -               44
       Proceeds from the sale of assets                                    -              25                -
       Proceeds from the sale of websites                                  -              30               52
                                                                -------------    ------------   --------------
             Cash provided (used) by investing activities of
               continuing operations                                     (10)             53              (21)
             Cash provided (used) by investing activities of
               discontinued operations                                     -             504             (141)
                                                                -------------    ------------   --------------
             Cash (used) provided by investing activities                (10)            557             (162)
                                                                -------------    ------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                            347               -                -
       Proceeds from the issuance of warrants                             23               -               18
       Proceeds from common stock subscriptions                            -             178                -
       Proceeds from issuance of debentures                              181               -              222
       Borrowings under line of credit                                     -               -              245
       Repayments of convertible debentures                              (30)              -                -
       Repayments of debt                                                (50)            (45)             (35)
                                                                -------------    ------------   --------------
             Cash provided (used) by financing activities of
               continuing operations                                     471             133              450
             Cash provided (used) by financing activities of
               discontinued operations                                     -            (139)             203
                                                                -------------    ------------   --------------
             Cash provided (used) by financing activities                471              (6)             653
                                                                -------------    ------------   --------------
(Decrease) increase in cash and cash equivalents                         (55)           (417)             461

Cash and Cash Equivalents - Beginning of Period                          135             552               91
                                                                -------------    ------------   --------------
Cash and Cash Equivalents - End of Period                               $ 80           $ 135            $ 552
                                                                =============    ============   ==============


* 2004 and 2003 have been revised  from  previously  reported  amounts (see Note
14).

        See accompanying notes to consolidated financial statements.


                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 1 PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 1 PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

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

USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


NOTE 1 PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

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

ALLOWANCE FOR LOAN REPURCHASES AND PREMIUM RECAPTURE - The allowance for loan repurchases and premium recapture related to the discontinued operations of PGNF represent expenses incurred due to the potential repurchase of loans or indemnification of losses based on alleged violations of representations and warranties that are customary to the mortgage banking industry. Provisions for losses are charged to gain on sale of loans and credited to the allowance. The allowance represents the Company's estimate of the total losses expected to occur and is considered to be adequate by management based upon the Company's evaluation of the potential exposure related to the loan sale agreements over the life of the

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 1 PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 1 PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

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

At December 31, 2005 and 2004, management has reviewed its long-lived assets and has determined that no impairment existed, and the Company's long-lived assets, including certain identifiable intangibles and goodwill, were fairly valued at December 31, 2005 and 2004. The method used to determine the existence of an impairment includes measuring discounted operating cash flows estimated over the remaining useful lives of the related long-lived assets or estimated realizable amounts on assets of discontinued operations. Impairment is measured as the difference between fair value and unamortized cost at the date impairment is determined. Assumptions used in determining the expected operating cash flows used to test for any impairment of goodwill are consistent with historical earnings of the business to which the identifiable intangible and goodwill relates.

Subsequent to the years ended December 31, 2005 and 2004, the Company recognized an impairment charge of $822 in connection with the value of goodwill. After the impairment charge, goodwill had a remaining book value of $0 (see Note 17).

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

NOTE 1 PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

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

CONCENTRATIONS OF RISKS - The Company is required by SFAS No. 105 to disclose concentrations of credit risk regardless of the degree of such risk. The Company's operations are concentrated in the single-family first mortgage residential real estate market. The Company operates in a heavily regulated environment. The operations of the Company are subject to changes in laws, administrative directives and rules and regulations of federal, state, and local governments and regulatory agencies. Such changes may occur with little notice of time for compliance. Further, the Company performs credit evaluations of its customers' financial

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 1 PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

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

STOCK-BASED COMPENSATION - SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation
- Transition and Disclosure, (SFAS 148) establishes a fair value based method of accounting for stock-based employee compensation plans; however, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. We have elected to continue to account for employee stock compensation plans under APB 25 with pro forma disclosures of net earnings and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. Restricted stock awards are generally recorded as compensation expense using fixed accounting over the vesting periods based on the market value on the date of grant except in situations where provisions of the agreements allow for acceleration of vesting upon a certain event. If the event occurs, this may result in an acceleration of vesting and recognition of associated expense.

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 1 PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

If compensation cost for stock option grants had been determined based on the fair value on the grant dates for fiscal 2005, 2004 and 2003 consistent with the method prescribed by SFAS 123, our net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                                                   2005            2004           2003
                                                                   ----            ----           ----
   Net loss from continuing operations, as reported            $    (90)      $  (2,358)      $ (1,680)
   Stock-based employee compensation expense
     determined under fair value method for all awards
     net of related tax effects                                     146             521            707
                                                               ---------       ---------      ---------
   Pro forma net loss from continuing operations               $   (236)      $  (2,879)      $ (2,387)
                                                               =========       =========      =========

   Net loss per share from continuing operations:
        Basic and diluted, as reported                         $  (0.00)      $   (0.03)      $  (0.01)
                                                               =========      ==========      =========
        Pro forma basic and diluted                            $  (0.00)      $   (0.03)      $  (0.02)
                                                               =========      ==========      =========


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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154"), which replaces APB No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Changes in Interim Financial Statements. The Statement changes the accounting for, and reporting of, a change in accounting principle. SFAS 154 requires retrospective application to prior period's financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005 and will only affect the

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 1 PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and SFAS 140 (SFAS 155). This statement:

o Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

o Clarifies which interest-only strips and principal-only strips are not subject to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133);

o Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments that contain an embedded derivative requiring bifurcation;

o Clarifies that concentration of credit risks in the form of subordination are not embedded derivatives; and

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 1 PRINCIPLES OF CONSOLIDATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

o Amends SFAS 140 to eliminate the prohibition on a qualified special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Early adoption of this statement is allowed. Given the Company's current structure, the adoption of SFAS 155 will not impact the financial position, results of operations, or liquidity of the Company.

NOTE 2.         DISCONTINUED OPERATIONS

On June 30, 2004, we closed the sale of our PGNF Home Lending Corp. ("PGNF") subsidiary effective May 31, 2004. PGNF was a mortgage bank focused on the wholesale sub-prime credit market. With the sale of PGNF, we exited the wholesale sub-prime credit market. Pursuant to the agreement, the Company exchanged the common stock of PGNF, as well as the assumption of all of PGNF's liabilities, contingent and otherwise, for 52,329,735 shares of our common stock valued at $3,140 (based upon the closing price of $0.06 on May 31, 2004) and 1,800 shares of our Series E preferred stock plus accrued dividend valued at $1,998. As a result of the disposal, the Company recognized a loss of $102, during the year ended December 31, 2004.

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

NOTE 2.         DISCONTINUED OPERATIONS

At May 31, 2004, PGNF had total assets of $21,522, which includes $1,532 owed to PGNF from the Company. At May 31, 2004, PGNF had total liabilities of $16,467.

A summary of the operating results of the discontinued operations for the years ended December 31, 2004 and 2003 is as follows:





                                                                       2004          2003
                                                                       ----          ----

                    Gain on sale of loans                          $   2,160      $  7,230
                    Loan origination fees                                551         3,031
                    Interest, dividends, and other income                546         1,680
                                                                  ------------- -------------
                         Total revenue                                 3,257        11,941
                                                                  ------------- -------------

              Expenses:
                  Salaries, commissions, benefits, and
                     stock-based compensation                         2,151         5,914
                  Loan production costs                                 310         1,168
                  General and administrative expenses                 1,519         2,989
                  Impairment of goodwill                              2,582             -
                  Non-recurring expense (income)                      (198)             -
                  Interest expense                                      436         1,259
                  Other (income) expense                                (4)            46
                                                                  ------------- -------------
                         Total expenses                               6,796        11,376
                                                                  ------------- -------------

              (Loss) income from continuing operations
                 before provision for income taxes                    (3,539)         565
              Provision for income taxes                                  -           282
                                                                  ------------- -------------

              (Loss) income from continuing operations            $   (3,539)     $   283
                                                                  ============= =============


                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 3.         GOING CONCERN

As shown in the accompanying consolidated financial statements, we incurred net losses of $90 for the year ended December 31, 2005, and have cumulative losses of $9,951. At December 31, 2005, we had a stockholders' deficit of $1,657. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company's continued existence depends on a number of factors, including but not limited to, the ability to originate loans, to secure adequate sources of capital and to locate and fund acquisitions of suitable companies. However, there can be no assurance that the Company will be able to continue as a going concern.

NOTE 4.         OFFICE PROPERTY AND EQUIPMENT

Office property and equipment from continuing operations as of December 31, 2005 and 2004 are summarized as follows:

                                                                             2005             2004
                                                                             ----             ----
           Furniture and fixtures                                         $    21          $    20
           Office equipment                                                    93               87
           Leasehold improvements                                               3                -
                                                                        ---------       ----------
                                                                              117              107
           Accumulated depreciation                                          (64)             (43)
                                                                        ---------       ----------
                                                                          $    53          $    64
                                                                        =========       ==========

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

A summary of goodwill recognized from continuing operations follows:

PHF - Consideration  for the merger was $876 consisting of $836 in shares of the
Company's  common stock (1,224,000  shares at approximately  $0.6833 per share),
$25 in a promissory note issued by the Company, and $15 in costs associated with the merger. At the time of the merger, the fair value of the net
assets of PHF was $54.                                                           $             822
Less impairment charge (see below)                                                            (822)
                                                                                 -------------------
                                                                                 $              --
                                                                                 ===================

Subsequent to the years ended December 31, 2005 and 2004, the Company recognized an impairment charge of $822 in connection with the value of goodwill. After the impairment charge, goodwill had a remaining book value of $0 (see Note 17).

NOTE 6.         OTHER ASSETS

Other assets from continuing operations at December 31, 2005 and 2004, include security deposits of $2 and $3, respectively.

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


NOTE 7.         DEBT


The Company's debt as of December 31, 2005 and 2004 was as follows:
                                                                                        2005          2004
                                                                                    ------------- -------------

Revolving line of credit  subject to a  standstill  agreement  with a commercial bank  secured by certain  equipment  and  furniture  of the Company  bearing interest at prime rate  requiring  monthly  principal  reductions of $10 per month, through
    April 1, 2006 (see below), currently in default                                  $       171   $         221
Convertible debentures bearing interest at 15%, due December 31, 2004;
    subsequently modified to mature December 31, 2006 with a reduction in
    interest to 10%                                                                          349             379
Convertible debentures bearing interest at 12%, due December 31, 2007,
     currently in default                                                                    162              -
Insurance premium finance note bearing an interest rate of 8% with monthly
     principal and interest payments of $6, due May 1, 2006, currently in default.            27              24
Promissory note to vendor bearing interest of 15% with monthly principal
     and interest payments of $4, currently in default                                        24              24
Promissory note to shareholders of PHF bearing interest at 4.92%, due
     December 31, 2005, currently in default                                                  25              25
Subordinated note payable to former stockholder bearing interest at 5%, due
    November 30, 2005 (see below)                                                              -             480
Subordinated note payable to former stockholder bearing interest at 5%, due
     May 31, 2008 (see below)                                                                  -           1,051
                                                                                    -------------   -------------
Total debt                                                                           $       758    $      2,204
                                                                                    =============   =============

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

Maturities of debt at December 31, 2005 are as follows:

       Year Ending                                             Amount
       -----------                                             ------
       2006                                                     $ 596
       2007                                                       162
                                                         --------------
       Total                                                    $ 758
                                                         ==============


NOTE 8.         STOCKHOLDERS' DEFICIT

PREFERRED STOCK - The Company's certificate of incorporation authorizes a series of 5,000,000 shares of preferred stock with a par value of $0.0001 and with such rights, privileges and preferences, as the Board of Directors may determine.

On March 26, 2003, our Board of Directors authorized the issuance of 3,000 shares of preferred stock, par value $0.0001 per share, and designated the shares as Series E Preferred Shares (the "Series E Preferred"). The stated value of each share of the Series E Preferred is $1,000 per share; has a mandatory dividend of 4% of the stated value, per annum and shall be payable on January 1st of each year and is payable in either shares of our common stock or cash; has no voting rights; and is not convertible. On March 26, 2003, certain of our executive officers converted certain accrued salary and benefits into 659 shares of Series E Preferred. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of Series E Preferred Shares will be entitled to receive, prior and in preference to any distribution of the assets or surplus funds of the Corporation to the holders of any shares of common stock by reason of the ownership thereof, an amount equal to the fixed sum of the Stated Value per share and any accrued dividends thereof and no more (the "Preferential Amount"). If, upon the occurrence of such an event, the assets and funds thus distributable

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 8.         STOCKHOLDERS' DEFICIT (continued)

among the holders of Series E Preferred Shares shall be insufficient to permit the payment to such holders of the full Preferential Amount, then, the entire assets and funds of the Corporation legally available for distribution to the holders of the Series E Preferred Shares shall be distributed ratably among such holders in accordance with the respective amounts which would be payable on such shares if all amounts payable thereon were paid in full. After the payment or setting apart of the full Preferential Amount required to be paid to the holders of Series E Preferred Shares, the holders of shares of common stock or any other stock of the Corporation ranking in liquidation junior to the Series E Preferred Shares shall be entitled to receive ratably all remaining assets or surplus funds of the Corporation. Neither the merger or consolidation of the Corporation, nor the sale, lease or conveyance of all or part of its assets, shall be deemed to be a liquidation, dissolution or winding up of the affairs of the Corporation, either voluntarily or involuntarily, within the meaning of the liquidation provisions of the Series E Preferred Shares.

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

STOCK PURCHASE WARRANTS - As part of our convertible notes offering completed in March 2003, we issued detachable warrants to purchase up to 75,800 shares of common stock at a rate of $0.25 per share. The warrants are exercisable for a period of three years. In 2005, the holders of our convertible notes agreed to modify the convertible notes and extend the maturity to December 31, 2006 as well as reduce the interest rate on the convertible notes to 10% per \ annum. In consideration for the modification, we agreed to reduce the exercise price of the warrants to $0.05 per share and extend the exercise period to December 31, 2006.

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

                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 8.         STOCKHOLDERS' DEFICIT (continued)

                                                2005       2004     2003
                                                ----       ----     ----

Expected life of option                           4          4        4
Dividend yield                                    0%         0%       0%
Volatility                                       74%       136%      37%
Risk free interest rate                        4.41%      3.43%    2.89%

The weighted average fair value of options granted to employees, directors and consultants during the years ended December 31, 2005, 2004 and 2003 was as follows:

                                                                    2005              2004              2003
                                                                    ----              ----              ----
Fair value of each option granted                                  $   0.03     $      0.03          $    0.18
Total number of options granted                                   9,422,500      22,935,000         27,609,750
Total fair value of all options granted                            $    278     $       790           $  4,852

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

A summary of the status of stock option grants as of December 31, 2005, and changes during the three years ending December 31, 2005, is presented below:


                                                                                     WEIGHTED
                                                                    NUMBER OF         AVERAGE
                                                                    OPTIONS          EXERCISE
                                                                                       PRICE
                                                                 ----------------  ---------------
     Outstanding at December 31, 2002                                38,451,750          $  0.19
     Granted                                                         27,609,750          $  0.47
     Exercised                                                                -                -
     Rescinded                                                     (15,000,000)          $  0.26
     Forfeited                                                     (10,322,750)          $  0.16
                                                                 ----------------
     Outstanding at December 31, 2003                                40,738,750          $  0.37
     Granted                                                         22,935,000          $  0.06
     Exercised                                                                -                -
     Forfeited                                                     (29,262,000)          $  0.31
                                                                 ----------------
     Outstanding at December 31, 2004                                34,411,750          $  0.21
     Granted                                                          9,422,500          $  0.07
     Exercised                                                                -                -
     Forfeited                                                     (15,590,000)          $  0.36
                                                                 ----------------

     Outstanding at December 31, 2005                                28,244,250          $  0.08
                                                                 ================

     Options exercisable at December 31, 2005                        11,880,084          $  0.10
                                                                 ================


                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

NOTE 8.         STOCKHOLDERS' DEFICIT (continued)

The following table summarizes information about stock options outstanding at December 31, 2005:
                                                                                            Remaining
                                                  Options                Options             Life In
     Exercise Price Range                       Outstanding            Exercisable            Years
     --------------------                       -----------            -----------            -----
     $0.04 - $0.06                              17,422,500              3,333,333              9.0
     $0.09 - $0.17                               9,648,000              7,488,001              7.3
     $0.17 - $0.26                               1,155,000              1,040,000              7.0
     $2.12 *                                        18,750                 18,750              4.8
                                                ----------             ----------
                                                28,244,250             11,880,084
                                                ==========             ==========
     * Granted by predecessor issuer

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

                         Year ending December 31:
                                   2006                    $           100
                                   2007                                 62
                                   2008                                 43
                                   2009                                 13
                                Thereafter                              13
                                                           $           231
                                                           ===============


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

NOTE 10.       INCOME TAXES

Income tax expense (benefit) from the Company's continuing operations for the years ended December 31, 2005, 2004 and 2003 were as follows:

                                       2005          2004          2003
                                       ----          ----          ----
   Current:
       Federal                      $     -       $      -       $ (809)
       State                            (10)            42           13
                                     -------       -------       -------
                                        (10)            42         (796)
                                     -------       -------       -------
   Deferred:
       Federal                            -            414          (41)
       State                              -              -            -
                                     -------       -------       -------
                                          -            414          (41)
                                     -------       -------       -------

                                    $   (10)       $   456      $  (837)
                                     ========      =======      ========

The components of the Company's net deferred tax assets as of December 31, 2005 and 2004 are as follows:

                                                    2005                 2004
                                                    ----                 ----
   Deferred income tax assets:
       Deferred salaries and benefits                 $     759     $       735
       Operating loss carryforwards                       1,803           1,462
       Reserves not currently deductible                     99              14
       Deferred organization costs                           34              68
                                                     -----------    ------------
                                                          2,695           2,279
   Deferred income tax valuation allowance               (2,679)         (2,263)
                                                       ---------       ---------

   Deferred income tax asset, net of valuation allowance     16              16

    Deferred income tax liabilities:
         Property and equipment                             (16)            (16)
                                                      ----------     -----------

                                                     $      ---      $      ---
                                                      ==========      ==========

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

Subsequent to the years ended December 31, 2005 and 2004, we determined to reduce the carrying value of deferred tax assets to $0 by increasing the deferred tax valuation allowance $414 in 2004 (see Note 17). We restated 2005 income tax benefit to reflect $10 of income tax refunds that was part of the 2004 restatement.

Our net valuation allowance at December 31, 2005, consisted of $1,803 for net operating loss carryforwards, $759 for deferred salaries and benefits, and $117 for other.

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

The following reconciles the income tax expense computed at the federal statutory income tax rate to the provision for income taxes recorded in the Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003:

                                                                    2005         2004          2003
                                                                    ----         ----          ----
   Income tax benefit at statutory federal rate                      35.0%      35.0%         (35.0)%
   State and local income tax (benefit), net of federal               2.5%       3.9%           2.5%
   Effect of non-deductible items                                    (7.6)%      0.1%           3.1%
   Valuation allowance and other, net                               (19.9)%    (15.0)%         (3.9)%
                                                                    -------     -------         ------

   Effective benefit rate                                            10.0%      24.0%         (33.3)%
                                                                   ========     ======       =========


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

NOTE 12.       UNAUDITED QUARTERLY RESULTS (continued)

                                    First        Second        Third         Fourth
                                   Quarter       Quarter      Quarter        Quarter
                                   -------       -------      -------        -------
Revenue                          $   249       $    383     $    479      $       391
Total operating expenses         $   452       $    497     $    638      $       742
Operating loss                   $  (203)      $   (114)    $   (159)     $      (351)
Interest expense                 $    48       $     46     $     46      $        27
Other income                     $     -       $      -     $      -      $       894
Net income (loss)                $  (251)      $   (160)    $   (205)     $       516
Basic and diluted income (loss)
    per share                    $ (0.00)      $  (0.00)    $  (0.00)     $      0.01

                                        Year Ended December 31, 2004 (Unaudited)
                                        (in thousands, except per share amount)
                                    First        Second        Third         Fourth
                                   Quarter       Quarter      Quarter        Quarter
                                   -------       -------      -------        -------
Revenue                          $   582       $   637        $  479       $   336
Total operating expenses         $ 1,043       $   816        $  549       $ 1,304
Interest expense                 $    18       $    25        $   41       $    23
Loss on disposal of segment      $     -       $   102        $    -       $    15
Loss from continuing operations  $  (479)      $  (306)       $ (111)      $(1,462)
Net loss                         $(3,352)      $  (972)       $ (111)      $(1,462)
Basic and diluted loss per share $ (0.03)      $ (0.01)       $(0.00)      $ (0.03)

                                        Year Ended December 31, 2003 (Unaudited)
                                        (in thousands, except per share amount)
                                    First        Second        Third         Fourth
                                   Quarter       Quarter      Quarter        Quarter
                                   -------       -------      -------        -------
Revenue                          $   270       $   545      $    656         $   493
Total operating expenses         $   571       $ 1,072      $  1,031         $ 1,392
Interest expense                 $   109       $   100      $    104         $   102
Loss from continuing operations  $  (410)      $  (627)     $   (479)        $(1,001)
Net loss                         $  (923)      $  (281)     $    (84)        $  (109)
Basic and diluted loss per share $ (0.01)      $ (0.00)     $  (0.00)        $ (0.00)


                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)

N0OTE 13.        SEGMENT DATA

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


                                                              2005         2004         2003
                                                              ----         ----         ----
Supplemental Cash Flow Data:
    Cash interest received                                 $        -  $         -   $   1,649
                                                          ============ ============ ============
    Cash interest paid                                     $       43  $         -   $   1,674
                                                          ============ ============ ============
    Income taxes paid (received)                           $      (10) $         5   $      35
                                                          ============ ============ ============

Non-cash investing and financing activities:
    Issuance of stock for settlement of obligations and
        payment for services rendered                      $      958  $       232   $        -
                                                          ============ ============ ============

Acquisitions of businesses, net of cash acquired:
     Fair value of assets acquired                         $        -  $         -   $  (26,931)
     Goodwill                                                       -            -       (8,636)
     Liabilities assumed                                            -            -       26,761
     Note issued                                                    -            -        1,800
     Stock issued                                                   -            -        7,203
                                                            ----------  -----------   ----------
     Cash acquired in purchases of businesses              $        -  $         -   $      197
                                                          ============ ============ ============


                 PARAGON FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands, except share and per share amounts)


NOTE 15.       OTHER RELATED PARTY TRANSACTIONS

The Company has entered into employment agreements with certain of its current and former executive officers. These executive officers had elected to defer receipt of the salaries, related benefits and other items due them pursuant to such contracts until the Company acquired sufficient operating capital through the acquisition of operating companies, raising of debt or equity capital or both. At December 31, 2002, the Company had accrued $666 pursuant to these contracts. Subsequent to December 31, 2002, the Company's executive officers converted $659 of such accrued compensation due to them to newly issued preferred shares. (See Note 8). On December 20, 2005, we entered into an Exchange Agreement with Matthew Robinson ("Robinson"), an existing shareholder. and currently an employee, in which Robinson exchanged two promissory notes, totaling approximately $1,643 in aggregate outstanding principal amount and accrued and unpaid interest as of December 20, 2005, into 15,000,000 shares of our common stock, or approximately $0.11 per share. On December 20, 2005, the closing price as quoted on the OTC Bulletin Board was $0.05 per share.

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

NOTE 17. RESTATEMENT

In connection with a Comment Letter received by the Company in 2006, the Company determined that the consolidated financial statements for the years ended December 31, 2005 and 2004 should be revised in light of such comment letter and changes in the Company's operational activities subsequent to December 31, 2004. As a result, the Company took an impairment charge of $822 in connection with the value of its goodwill, and adjusted its deferred tax assets through an increase in the deferred tax valuation allowance of an additional $414, leaving the carrying value of deferred tax assets at $0. Both the net loss for 2004 and stockholders' deficit as of December 31, 2004 were increased by $1,236. Accordingly, total consolidated assets at December 31, 2004 were reduced by $1,236.

The stockholders' deficit at December 31, 2005 was increased by $1,226 to reflect the cumulative effect of the 2004 restatement offset by $10 of the deferred tax valuation adjustments previously reported in 2005. Accordingly, total consolidated assets at December 31, 2005 were reduced by $1,226.

As a result, we are restating our previously issued consolidated balance sheets as of December 31, 2005 and 2004, and the consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for the years ended December 31, 2005 and 2004, and the related footnotes thereto, principally Notes 1, 5, and 10.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              Paragon Financial Corporation
                                             (kna NewMarket Latin America, Inc.)

                                                /s/ AUBREY BROWN
                                                --------------------------------
                                                Aubrey Brown
                                              Chairman & Chief Executive Officer

                                                Dated: October 22, 2008


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                          Title                 Date
             ---------                          -----                 ----

/s/Aubrey Brown                      Chief Executive Officer   October 22, 2008
---------------
Aubrey Brown

/s/Philip J. Rauch                  Chief Financial Officer    October 22, 2008
------------------                  and Director
Philip J. Rauch

/s/Philip Verges                    Director                   October 22, 2008
---------------
Philip Verges

/s/Bruce Noller                     Director                   October 22, 2008
---------------
Bruce Noller